Form 10-K
period 2021-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2022-02-10
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $8,069,266,329 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2021.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 4, 2022, 116,716,080 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2021, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

◦Note 13, Stockholders’ Equity of the Company;

◦Note 14, Partners’ Capital of the Operating Partnership;

◦Note 20, Net Income Available to Common Stockholders Per Share of the Company;

◦Note 21, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦Note 22, Supplemental Cash Flow Information of the Company; and

◦Note 23, Supplemental Cash Flow Information of the Operating Partnership.

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

In addition, this report contains information and statistics regarding, among other things, the industry, markets, submarkets and sectors in which we operate, whether our leases are above or below applicable market rents and the number of square feet of office and other space that could be developed from specific parcels of undeveloped land. We obtained this information and these statistics from various third-party sources and our own internal estimates. We believe that these sources and estimates are reliable but have not independently verified them and cannot guarantee their accuracy or completeness.

ITEM 1.    BUSINESS

The Company

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”) and generally conduct substantially all of our operations through the Operating Partnership.

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2021:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	120	15,456,528	422	91.9%	93.9%
________________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2021 Average Occupancy
Stabilized Residential Properties	3	1,001	78.0%

Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction, or in the tenant improvement phase, redevelopment projects under construction, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

During the year ended December 31, 2021, we added four development projects to our stabilized portfolio consisting of six buildings totaling 1,109,509 square feet of office and life science space in San Diego and South San Francisco, California and 193 residential units in Hollywood, California. We did not have any properties held for sale at December 31, 2021. As of December 31, 2021, the following properties were excluded from our stabilized portfolio.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	3	1,604,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction (3)	1	96,000
________________________
(1)Estimated rentable square feet upon completion.
(2)Includes the development property acquired in Austin, Texas during the year ended December 31, 2021. Refer to Note 3 “Acquisitions” to our consolidated financial statements included in this report for additional information.
(3)Excludes the two committed redevelopment projects at December 31, 2021, which are included in the stabilized portfolio since construction has not commenced.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2021, was comprised of six future development sites, representing approximately 59 gross acres of undeveloped land.

As of December 31, 2021, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of nine stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington and one development project in the tenant improvement phase located in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2021, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of December 31, 2021, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

We own our interests in all of our real estate assets through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership, of which we owned a 99.0% common general partnership interest as of December 31, 2021. The remaining 1.0% common limited partnership interest in the Operating Partnership as of December 31, 2021 was owned by non-affiliated investors and certain of our executive officers and directors. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Business and Growth Strategies

Growth Strategies.    We believe that a number of factors and strategies will enable us to continue to achieve our objectives of long-term sustainable growth in Net Operating Income (defined below) and FFO (defined below) as well as maximization of long-term stockholder value. These factors and strategies include:

•the quality, physical characteristics and operating sustainability of our properties, as well as our geographic presence in technology and life science market clusters;

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

•our active development and redevelopment program and our future development pipeline of undeveloped land sites (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” for additional information pertaining to the Company’s in-process and future development pipeline);

•our capital recycling program (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership” for additional information pertaining to the Company’s capital recycling program and related property and land dispositions);

•our ability to capitalize on inflection points in a real estate cycle to add quality assets to our portfolio at substantial discounts to long-term value, through either acquisition, development or redevelopment. This includes expansion of our product offering into new submarkets, such as Austin, Texas, where we believe operating and fundamental synergies give us a competitive advantage, as well as in life science properties, which are concentrated in our existing markets; and

•our strong financial position that has and will continue to allow us to pursue attractive acquisition and development and redevelopment opportunities.

“Net Operating Income” is defined as consolidated operating revenues (rental income and other property income) less consolidated operating expenses (property expenses, real estate taxes and ground leases). “FFO” is Funds From Operations available to common stockholders and common unitholders calculated in accordance with the 2018 Restated White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” and “—Non-GAAP Supplemental Financial

Measures: Funds From Operations” for a reconciliation of these measures to generally accepted accounting principles (“GAAP”) net income available to common stockholders.)

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

•continuing to effectively manage capital improvements to enhance our properties’ competitive advantages in their respective markets and integrate technology to enhance efficiencies with building management systems, security operation centers and tenant experience solutions to provide a premium experience to our tenant base while reducing operating costs;

•continuing to expand our management team with individuals who have extensive regional and product-type experience and are highly knowledgeable in their respective markets and product types; and

•attracting and retaining motivated employees by providing financial and other incentives to meet our operating and financial goals.

Development and Redevelopment Strategies.    We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2021, we had three development projects in the tenant improvement phase totaling approximately 1,604,000 square feet of office space and two development projects under construction totaling approximately 946,000 square feet of office and life science space. In addition, we had one redevelopment project under construction totaling approximately 96,000 square feet and two projects committed for life science redevelopment totaling approximately 234,000 square feet. Our future development pipeline was comprised of six potential development sites representing approximately 59 gross acres of undeveloped land on which we believe we have the potential to develop over 5.5 million square feet of office, life science, laboratory, residential and retail space, depending upon economic conditions. Our strategy with respect to development and redevelopment is to:

•own land sites in highly populated, amenity rich locations that are attractive to a broad array of tenants;

•be the premier provider of modern and collaborative office, life science and mixed-use projects on the West Coast and in Austin, Texas with a focus on design and environment;

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

Acquisition Strategies.    We believe we are well positioned to acquire properties opportunistically and development and redevelopment opportunities as the result of our extensive experience, strong financial position and ability to access capital and in June 2021 we expanded into Austin, Texas through our acquisition of the Indeed Tower, which is in the tenant improvement phase. We continue to focus on growth opportunities in West Coast and Austin, Texas markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services. Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth and that:

•provide attractive yields and significant potential for growth in cash flow from property operations;

•present growth opportunities in our existing or other strategic markets; and

•demonstrate the potential for improved performance through intensive management, repositioning, capital investment and leasing that should result in increased occupancy and rental revenues.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt-to-total market capitalization. As of December 31, 2021, our total debt as a percentage of total market capitalization was 34.4%, which was calculated based on the quoted closing price per share of the Company’s common stock of $66.46 on December 31, 2021 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for additional information). Our financing strategies include:

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

Sustainability Strategies. Our longstanding leadership in sustainability in real estate is globally recognized, and our commitment to advancing progress toward our sustainability ambitions remains strong. Our vision is a resilient portfolio that minimizes the environmental impact of the development and operation of our buildings while maximizing the health and productivity of our tenants, employees and communities as well as our financial returns. Management and our board of directors, through the Corporate Social Responsibility and Sustainability Committee (the “Committee”) established in April 2018, oversee and advance the Company’s corporate social responsibility and sustainability initiatives. They recognize that community engagement and sustainable operations benefit all of our constituencies and are key to preserving our Company’s value and credibility.

As a result of our commitment to sustainability, we have been ranked first in sustainability performance in North America in the Listed Office category by the Global Real Estate Sustainability Benchmark (“GRESB”) eight times and have also earned the highly competitive GRESB 5 Star designation in each of the last eight years for ranking in the top 20% of respondents worldwide in sustainability performance. We have been recognized with the US EPA ENERGY STAR® Partner of the Year Sustained Excellence Award for the last six years, NAREIT’s Leader in the Light Award in the Listed Office category for the last eight years and NAREIT’s Leader in the Light Most Innovative award in 2018 and 2020. We have also been included on Newsweek’s list of America’s Most Responsible Companies for the past three years. For excellence in creating a diverse, equitable and inclusive culture, we are again listed on the Bloomberg Gender Equality Index, which measures companies on female leadership and talent pipeline, equal pay and gender pay parity, inclusive culture, sexual harassment policies and pro-women brand.

We manage our properties to offer the maximum degree of utility and operational efficiency to our tenants. We offer tenant sustainability programs focused on helping our tenants reduce their energy and water consumption and increase their recycling diversion rates. We incorporate green lease language into 100% of our new leases, and the majority of our leases also include a cost recovery clause for resource-efficiency related capital expenditures, which seek to align tenant and landlord interests on energy, water and waste efficiency. Green leases (also known as aligned leases, high performance leases or energy efficient leases) aim to align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources and ensure the efficient operation of buildings. We have won the Institute for Market Transformation’s (“IMT’s”) Green Lease Leaders award eight times. Energy consumption, water consumption, and greenhouse gas (“GHG”) emissions data for the periods indicated based on the most recent available information, assured by DNV GL Business Assurance USA, Inc., are as follows:

Energy consumption:

Year (1)	Energy Consumption Data Coverage as % of Total Floor Area (2)	Total Energy Consumed by Floor Area with Data Coverage (MWh) (3)	% of Energy Generated From Renewable Sources (4)	Like-for-Like Change in Energy Consumption of Floor Area with Data Coverage (5)	% of Eligible Portfolio that has Obtained an Energy Rating and is Certified to ENERGY STAR (6)
2020	100%	257,113	55%	(13)%	76%
2019	99%	277,177	18%	(2)%	70%
2018	98%	299,510	13%	(2)%	77%

Water consumption:

Year (1)	Water Withdrawal Data Coverage as a % of Total Floor Area (7)	Total Water Withdrawn by Portfolio (m3) (8)	Like-for-like Change in Water Withdrawn for Floor Area with Data Coverage (5)
2020	100%	659,051	(31)%
2019	98%	803,499	(6)%
2018	96%	980,859	5%

GHG Emissions:

Year (1)	Scope 1 GHG Data Coverage as a % of Total Floor Area (9)	Scope 1 GHG Emissions (Tonnes CO2) (10)	Like-for-like Change in Scope 1 GHG Emissions Data (5)
2020	100%	3,000	(11)%
2019	100%	3,082	6%
2018	99%	3,908	(4)%

Year (1)	Scope 2 Location-Based GHG Data Coverage as a % of Total Floor Area (11)	Scope 2 Location-Based GHG Emissions (Tonnes CO2) (12)	Like-for-like Change in Scope 2 Location-Based GHG Emissions Data (5)
2020	100%	23,122	(21)%
2019	100%	25,438	(5)%
2018	99%	33,207	(6)%

Year (1)	Scope 2 Market-Based GHG Data Coverage as a % of Total Floor Area (11)	Scope 2 Market-Based GHG Emissions (Tonnes CO2) (12)	Like-for-like Change in Scope 2 Market-Based GHG Emissions Data (5)
2020	100%	—	(100)%
2019	100%	24,718	(8)%
2018	99%	30,439	(12)%
_____________________
(1)Full 2021 calendar year energy, water and GHG emissions data is not available until after March 30, 2022.
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

We build our current development and redevelopment projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our office development projects are designed to achieve LEED certification, either LEED Platinum or Gold.

We are actively pursuing LEED certification for approximately 1.0 million square feet of office and life science space of under construction development and redevelopment projects. In addition, an analysis of energy and water performance is included in our standard due diligence process for acquisitions, and reducing energy use year over year is a comprehensive goal of our operational strategy. This is accomplished through systematic energy auditing, mechanical, lighting and other building upgrades, optimizing operations and engaging tenants. During the past few years, we have significantly enhanced the sustainability profile of our portfolio, ending 2021 with 73% of our properties LEED certified, 76% of our eligible stabilized office properties ENERGY STAR certified and 80% of our eligible stabilized residential properties ENERGY STAR certified (in each case as a percentage of our total or eligible rentable square feet as of December 31, 2021).

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

Significant Tenants

As of December 31, 2021, our 15 largest tenants in terms of annualized base rental revenues represented approximately 47.4% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2021. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue.

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

Segment and Geographic Financial Information

During 2021 and 2020, we had one reportable segment, our office and life science properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2021, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of nine stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington and one development project in the tenant improvement phase located in Austin, Texas. As of December 31, 2021, all of our properties, development projects and redevelopment projects were 100% owned, excluding four office properties owned by three consolidated property partnerships.

Human Capital Resources

As of December 31, 2021, we employed 244 people through the Operating Partnership and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

Our human capital development goals and initiatives are focused on enhancing employee growth, satisfaction and wellness while maintaining a diverse and thriving culture. Several of our human capital development initiatives include the following:

Diversity. We are committed to cultivating a diverse culture of inclusion that makes a positive difference in our employees’ lives and have developed targeted training to improve workplace diversity, equity and inclusion, including mandatory unconscious bias training for all employees. As of December 31, 2021, two of our seven directors (or 29%) were female.

TOTAL WORKFORCE (1)

Gender Diversity

Ethnic Diversity
________________________
(1)As of December 31, 2021.

Training and Education. We support the continual development of our employees through various training and education programs throughout their tenure at the Company, from onboarding to skill building to leadership development. We also conduct annual performance and career development reviews for all employees, and employee satisfaction surveys where we provide a summary of the feedback received by employees and actions taken in response to such feedback to our workforce.

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

Competitive Benefits and Compensation. Our compensation program is designed to, among other things, attract, retain and incentivize talented and experienced individuals in the highly competitive West Coast and Austin, Texas employment and commercial real estate markets. We use a mix of competitive salaries and other benefits to attract and retain these individuals.

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

Historical operations at or near some of our properties, including the presence of underground or above ground storage tanks, various sites uses that involved hazardous substances, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, may have caused soil or groundwater contamination. In some instances, (i) the prior owners of the affected properties conducted remediation of known contamination in the soils on our properties, (ii) we are required to conduct further environmental clean-up and environmental closure activities at certain properties, or (iii) residual contamination could pose environmental, health, and safety risks if not appropriately addressed. We may need to investigate or remediate contaminated soil, soil gas, landfill gas, and groundwater, and we may also need to conduct landfill closure and post-closure activities, including, for example, the implementation of groundwater and methane monitoring systems and impervious cover, and the costs of such work could exceed projected or budgeted amounts. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, or if our site redevelopment activities cause or contribute to a migration of hazardous substances, neighbors or others could make claims against us, such as for property damage, personal injury, or cost recovery.

As of December 31, 2021, we had accrued environmental remediation liabilities of approximately $75.2 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performing environmental closure activities, constructing remedial systems and other related costs that are necessary when we develop new buildings at these sites. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. See Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information.

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

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for liabilities arising out of or related to their operations and any non-compliance with environmental laws. As of December 31, 2021, other than routine cleaning materials and chemicals used in routine office operations, approximately 2-3% of our tenants handled hazardous substances and/or wastes on approximately 1-2% of the aggregate square footage of our properties as part of their business operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

Costs related to government regulation and private litigation over environmental matters.    Under applicable environmental laws and regulations, we may be liable for the costs of removal, remediation, or disposal of certain hazardous or toxic substances present or released on our properties. These laws could impose liability without regard to whether we are otherwise responsible for, or even knew of, the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs, and the presence or release of hazardous substances on a property could result in governmental clean-up actions, personal injury actions, or similar claims by private plaintiffs.

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

Litigation

On April 5, 2021, DIRECTV, LLC’s successor-in-interest filed suit in Los Angeles Superior Court against a subsidiary of the Company, seeking a declaratory judgment that the tenant properly exercised a contraction option as to approximately 200,000 rentable square feet of space out of a total of 684,411 rentable square feet leased by it at the properties located at 2240, 2250 and 2260 East Imperial Highway, El Segundo, California. The Company believes tenant did not validly exercise its termination option and therefore all such space remains subject to the terms of the lease through the September 30, 2027 scheduled lease expiration date. The Company intends to vigorously defend the litigation.

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

•All of our properties are located in California, greater Seattle, Washington and Austin, Texas and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas.

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

Risks Related to our Business and Operations

The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. The ongoing COVID-19 pandemic which continues to evolve, and restrictions intended to prevent its spread, have impacted the markets in which we conduct our business and where our tenants are located. All the states where we own properties and/or have development projects (i.e., California, Washington and Texas) initially reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. Although most state governments and other authorities have lifted or reduced restrictions, they and others may reinstitute these measures in the future, or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time, including as a result of the spread of new variants of the virus. If such restrictions remain in place for an extended period of time, we may experience reductions in rents from our tenants. Furthermore, although in certain cases, exceptions are available for essential retail, research and laboratory activities, essential building services, such as cleaning and maintenance, and certain essential construction projects, there can be no assurance that such exceptions will enable us to avoid adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. For instance, some of the activities of our parking, retail space and co-working tenants are not covered by the exceptions listed above and have been directly disrupted by the COVID-19 pandemic and restrictions intended to prevent its spread and their businesses, and accordingly their ability to make rental payments when due, could be adversely affected by decreased consumer confidence or longer-term changes in consumer demand as a result of the COVID-19 pandemic.

Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who have requested rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful.

In addition, as a result of the spread of new variants of the virus, we may be required to continue to comply with “social distancing” at our properties and development projects and we may be subject to certain conditions, including requiring contractors to develop COVID-19 control, mitigation, and recovery plans and satisfy certain requirements before work can continue or commence, which may increase costs, perhaps substantially. We expect to comply with any state or local requirements. Our development projects could in the future be affected by moratoriums on construction. To the extent any city issues a moratorium, we may be subject to such a moratorium unless the applicable state or city grants an exclusion for these projects because certain of our development projects may qualify as essential construction projects.

The ongoing COVID-19 pandemic, including the spread of new variants of the virus and restrictions intended to prevent its spread, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Such adverse impacts could depend on, among other factors:

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

•our ability to avoid delays, including as a result of disruptions in supply chains, or cost increases associated with building materials or construction services necessary for construction that could adversely impact our ability to continue or complete construction as planned, on budget or at all;

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

The ongoing COVID-19 pandemic, including the spread of new variants and restrictions intended to prevent its spread, and the current financial, economic and capital markets environment and future developments in these and other areas present material risks and uncertainties with respect to our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders and could also have a material adverse effect on the market value of our securities. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

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

All of our properties are located in California, greater Seattle, Washington and Austin, Texas and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas. Because all of our properties are concentrated in California, greater Seattle, Washington and Austin, Texas, we may be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within California, our properties are concentrated in Greater Los Angeles, San Diego County and the San Francisco Bay Area, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California and greater Seattle (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors), as well as adverse weather conditions and natural disasters that occur in those areas (such as earthquakes, wind, landslides, droughts, fires, floods and other events). For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.

Any adverse developments in the economy or real estate market in California and the surrounding region, or in greater Seattle or Austin, Texas or any decrease in demand for office space resulting from the California or greater Seattle or Austin, Texas regulatory or business environment could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2021, our 15 largest tenants represented approximately 47.4% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturns in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2021, we derived approximately 99.4% of our revenues from rental income. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2021, as a percentage of our annualized base rental revenue for the stabilized portfolio, 56% of our tenants operated in the technology industry, 17% in the life science and health care industries, 10% in the media industry, 7% in the finance, insurance and real estate industries, 4% in the professional, business and other services industries and 6% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 8.1% of the total square footage of our stabilized office properties that was not occupied as of December 31, 2021. In addition, leases representing approximately 5.8% and 11.1% of the leased rentable square footage of our properties are scheduled to expire in 2022 and 2023, respectively. Of the leases scheduled to expire in 2022 and 2023, 27% and 1% of the rentable square footage scheduled to expire was re-leased, respectively, as of December 31, 2021. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. For additional information on our scheduled lease expirations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

Potential casualty losses, such as earthquake losses, may adversely affect our financial condition, results of operations and cash flows. We carry comprehensive liability, fire, extended coverage, rental loss, and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. In addition, all of our West Coast properties are located in earthquake-prone areas. We carry earthquake insurance on our properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may also discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Further, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

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

Our properties are located in West Coast markets of the United States and in Austin, Texas. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in extreme weather and rising sea levels. For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption.  We endeavor to understand these risks through the use of climate change modeling analysis. We mitigate risks uncovered through this analysis through, for example, comprehensive, proactive water reduction efforts throughout our portfolio, including domestic fixture upgrades, cooling tower optimizations, a comprehensive leak detection program and irrigation systems retrofits. We also incorporate green lease language into 100% of our new leases, and the majority of our leases also include a cost recovery clause for resource-efficiency related capital expenditures, which aim to align our and our tenant’s interests on energy, water and waste efficiency.  In addition, we are building our current development projects to LEED specifications, and all of our office development projects are now designed to achieve LEED certification, either LEED Platinum or Gold.  However, there can be no assurances that we will successfully mitigate the risk of increased water costs and potential fines and/or penalties for high consumption or that we will be able to fully recoup any capital expenditures we incur in connection with our green leases.  Moreover, there can be no assurance that our development projects will be able to achieve the anticipated LEED certifications or that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors. Over time, these conditions could result in declining demand for space at our properties or in our inability to operate the buildings as currently intended or at all. Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable or at all, or by increasing the cost of energy or water. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations and conditions, including the presence of underground storage tanks, various site uses that involved hazardous substances, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at many of these properties, not all such contamination has been remediated, further clean-up or environmental closure activities at certain of these properties is or may be required, and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. We may need to investigate or remediate contaminated soil, soil gas, landfill gas, and groundwater, and we may also need to conduct landfill closure and post-closure activities, including, for example, the implementation of groundwater and methane monitoring systems and impervious cover, and the costs of such work could exceed projected or budgeted amounts. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, or if our site redevelopment activities cause or contribute to a migration of hazardous substances, neighbors or others could make claims against us, such as for property damage, personal injury, cost recovery, or natural resources damage. As of December 31, 2021, we had accrued environmental remediation liabilities of approximately $75.2 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, construction remedial systems, and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new office properties at these sites. It is possible that we could incur additional environmental remediation costs in connection with future development projects. However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. Unknown or unremediated contamination or compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities” and Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report.

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

While we historically have acquired, developed and redeveloped office properties in California markets, over the past few years we have acquired properties in greater Seattle, where we currently have nine stabilized office properties, one development project in the tenant improvement phase and one future development project, and on June 22, 2021, we completed the acquisition of a development project in the tenant improvement phase in Austin, Texas. We may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment. Presently, we do not possess the same level of familiarity with Austin and other markets outside of California, which could adversely affect our ability to acquire, develop or redevelop properties, or to achieve expected performance and amplify our exposure to the other risks notes above.

We face risks associated with the development of mixed-use commercial properties. We are currently developing, and in the future may develop, properties either alone or through joint ventures that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail or other commercial purposes. Generally, we have less experience developing and managing non-office/life science real estate. As a result, if a development project includes non-office/life science space, we may develop that space ourselves or seek to partner with a third-party developer with more experience. If we do not partner with such a developer, or if we choose to develop the space ourselves, we would be exposed to specific risks associated with the development and ownership of non-office/life science real estate. In addition, if we elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected, which could require that we identify another joint venture partner and/or complete the project ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective tenants from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the tenant seeks. With residential properties, we will also compete against apartments, condominiums and single-family homes that are for sale or rent. Because we have less experience with residential properties, we retain third parties to manage these properties. As such, we are dependent on these third parties and their key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2021, we owned fourteen office buildings, one of which is a 734,000 square foot development project in the tenant improvement phase, located on various land parcels and in various regions, which we lease individually on a long-term basis. As of December 31, 2021, we had approximately 1.6 million aggregate rentable square feet, or 10.1% of our total stabilized portfolio, of rental space located on these leased parcels and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

The Audit Committee of our Board of Directors oversees our risk management processes related to cybersecurity. It meets no less frequently than annually with our IT personnel and senior management to discuss recent trends in cyber risks and our strategy to defend our IT networks, business and building systems and information against cyber attacks and intrusions. Under the oversight of the Audit Committee, we implemented our cybersecurity standards and overall program by reference to the National Institute of Standards and Technology (“NIST”) Cyber Security Framework. As part of our overall cybersecurity program:

•we have implemented a continuous improvement methodology including, but not limited to, ongoing enhancements to processes and controls, quarterly control reviews, annual policy reviews, annual penetration tests and annual investments in our security infrastructure;

•we annually assess our cybersecurity program against the NIST framework and periodically engage an outside consulting firm to conduct the assessment; and

•we conduct regular cybersecurity awareness training exercises for our employees and primary on-site providers, including ongoing phishing simulations to raise awareness of spoofed or manipulated electronic communications and other critical security threats.

However, there can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Like other businesses, we have been and expect to continue to be subject to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events of varying degrees. Historically, these events have not adversely affected our operations or business and were not individually or in the aggregate material.

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

The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates. As of December 31, 2021, we estimate that our six future development sites, representing approximately 59 gross acres of undeveloped land, provide more than 5.5 million square feet of potential density. We caution you not to place undue reliance on the potential density estimates for our undeveloped land holdings and/or any particular land parcel because they are based solely on our estimates, using data currently available to us, and our business plans as of December 31, 2021. The actual density of our undeveloped land holdings and/or any particular land parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use undeveloped land holdings at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our undeveloped land holdings to their maximum potential density or may be unable to do so as a result of factors beyond our control, including our ability to obtain capital on terms that are acceptable to us, or at all, to fund our development and redevelopment activities. We can provide no assurance that the actual density of our undeveloped land holdings and/or any particular land parcel will be consistent with our potential density estimates. For additional information on our development program, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

Loss of our key personnel could harm our operations and financial performance and adversely affect the quoted trading price of our securities. The leadership and performance of John Kilroy, the Chairman of our board of directors and our Chief Executive Officer, plays a key role in the success of the Company. He is integral to the Company’s success for many reasons, including that he has a strong national and regional reputation in our industry and investment community. In addition, he has significant relationships with investors, lenders, tenants and industry personnel, which benefit the Company.

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

Risks Related to Our Indebtedness

We may not be able to meet our debt service obligations. As of December 31, 2021, we had approximately $4.1 billion aggregate principal amount of indebtedness, of which $5.6 million in principal payments will be paid during the year ended December 31, 2022. Our total debt at December 31, 2021 represented 34.4% of our total market capitalization (which we define as the aggregate of our long-term debt and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units, based on the closing price per share of the Company’s common stock as of that date). For the calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

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

The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility and note purchase agreements may limit our ability to make distributions to the holders of our common stock. The Operating Partnership’s $1.1 billion unsecured revolving credit facility and note purchase agreements contain financial covenants that could limit the amount of distributions payable by us on our common stock and any preferred stock we may issue in the future. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and any preferred stock we may issue in the future and to satisfy our other cash needs. The agreements governing the unsecured revolving credit facility and the note purchase agreements provide that, if the Operating Partnership fails to pay any principal of, or interest on, any borrowings or other amounts payable under such agreement when due or during any other event of default under such revolving credit facility and the unsecured private placement notes, the Operating Partnership may make only those partnership distributions that result in distributions to us in an amount sufficient to permit us to make distributions to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the unsecured revolving credit facility, the note purchase agreements or otherwise, could have a material adverse effect on the market value of our common stock.

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

An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital. As of December 31, 2021, we had a $1.1 billion unsecured revolving credit facility bearing interest at a variable rate on any amount drawn and outstanding. There was no amount outstanding on the revolving credit facility at December 31, 2021. However, we may borrow on the revolving credit facility or incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase our interest costs for any variable rate debt and for new debt, which could in turn make the financing of any development, redevelopment and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

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

In certain circumstances, our limited partners must approve our dissolution and the disposition of properties contributed by the limited partners. If limited partners own at least 5% of all of the Operating Partnership’s partnership interests, we must obtain the approval of limited partners holding a majority of the units representing common limited partnership interests before we may dissolve. As of December 31, 2021, limited partners owned approximately 1.0% of the Operating Partnership’s partnership interests, of which 0.7% was owned by John Kilroy. In addition, we agreed to use commercially reasonable efforts to minimize the tax consequences to certain common limited partners resulting from the repayment, refinancing, replacement, or restructuring of debt, or any sale, exchange, or other disposition of any of our other assets. The exercise of one or more of these approval rights by the limited partners could delay or prevent us from completing a transaction that may be in the best interest of all our security holders.

The Chairman of our board of directors and Chief Executive Officer has substantial influence over our affairs. John Kilroy is the Chairman of our board of directors and our Chief Executive Officer. John Kilroy beneficially owned, as of December 31, 2021, approximately 1.4% of the total outstanding shares of our common stock. The percentage of outstanding shares of common stock beneficially owned includes 372,957 shares of common stock, 530,913 restricted stock units (“RSUs”) that were vested and held by John Kilroy at December 31, 2021, and assumes the exchange into shares of our common stock of the 783,192 common units of the Operating Partnership held by John Kilroy (which may be exchanged for an equal number of shares of our common stock).

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

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2021, we had approximately $4.1 billion aggregate principal amount of indebtedness outstanding, which represented 34.4% of our total market capitalization. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service costs, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2021, 116,464,169 shares of the Company’s common stock were issued and outstanding.

As of December 31, 2021, the Company had reserved for future issuance the following shares of common stock: 1,150,574 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; approximately 1.4 million shares remained available for grant under our 2006 Incentive Award Plan (see Note 15 “Share-Based and Other Compensation” to our consolidated financial statements included in this report); approximately 1.3 million shares issuable upon settlement of time-based RSUs; and a maximum of 1.7 million shares contingently issuable upon settlement of RSUs subject to the achievement of market and/or performance conditions. The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 1,649,760 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. That registration statement also registers 94,441 shares of common stock held by John Kilroy for possible resale. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. When possible, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and the Company’s earnings and profits could increase. This could increase the dividend income to the Company’s stockholders by reducing any return of capital they received. In some circumstances, the Company may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to the Company’s stockholders. In addition, if a Section 1031 Exchange was later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent the Company’s stockholders. Moreover, under the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), for exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date, Section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2021:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	120	15,456,528	422	91.9%	93.9%
_______________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2021 Average Occupancy
Stabilized Residential Properties	3	1,001	78.0%

Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction or in the tenant improvement phase, redevelopment properties under construction, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

During the year ended December 31, 2021, we added four development projects to our stabilized portfolio consisting of six buildings totaling 1,109,509 square feet of office and life science space in San Diego and South San Francisco, California and 193 residential units in Hollywood, California. We did not have any properties held for sale at December 31, 2021. As of December 31, 2021, the following properties were excluded from our stabilized portfolio.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	3	1,604,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction (3)	1	96,000
________________________
(1)Estimated rentable square feet upon completion.
(2)Includes the development property acquired in Austin, Texas during the year ended December 31, 2021. Refer to Note 3 “Acquisitions” to our consolidated financial statements included in this report for additional information.
(3)Excludes the two committed redevelopment projects at December 31, 2021, which are included in the stabilized portfolio since construction has not commenced.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2021, was comprised of six future development sites, representing approximately 59 gross acres of undeveloped land.

As of December 31, 2021, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of nine stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington and one development project in the tenant improvement phase located in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships.

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

In general, the office and life science properties are leased to tenants on a full service gross, modified gross or triple net basis. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”). The tenant pays its pro-rata share of increases in expenses above the Base Year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. In addition, some office and life science properties, primarily in the Greater Seattle region and certain properties in certain submarkets in the San Francisco Bay Area and Greater Los Angeles, are leased to tenants on a triple net basis, pursuant to which the tenants pay their proportionate share of real estate taxes, operating costs and utility costs. At December 31, 2021, 41% of our properties were leased to tenants on a triple net basis, 27% were leased to tenants on a modified gross basis and 25% of our properties were leased to tenants on a full service gross basis.

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2021, we managed all of our office properties through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2021.

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2021 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Greater Los Angeles
3101-3243 La Cienega Boulevard, Culver City, California	19	2008-2017	151,908	100.0%	$7,414	$49.03
2240 East Imperial Highway, El Segundo, California	1	1983/ 2008	122,870	100.0%	3,950	32.15
2250 East Imperial Highway, El Segundo, California	1	1983	298,728	100.0%	10,206	34.31
2260 East Imperial Highway, El Segundo, California	1	1983/ 2012	298,728	100.0%	10,510	35.18
909 North Pacific Coast Highway, El Segundo, California	1	1972/ 2005	244,880	88.3%	8,133	38.13
999 North Pacific Coast Highway, El Segundo, California	1	1962/ 2003	138,389	73.5%	3,251	33.57
1350 Ivar Avenue, Los Angeles, California	1	2020	16,448	100.0%	1,005	61.10
1355 Vine Street, Los Angeles, California	1	2020	183,129	100.0%	10,882	59.42
1375 Vine Street, Los Angeles, California	1	2020	159,236	100.0%	9,805	61.58
1395 Vine Street, Los Angeles, California	1	2020	2,575	100.0%	161	62.65
1500 North El Centro Avenue, Los Angeles, California	1	2016	113,447	28.8%	1,967	60.11
1525 North Gower Street, Los Angeles, California	1	2016	9,610	100.0%	650	67.61
1575 North Gower Street, Los Angeles, California	1	2016	264,430	100.0%	16,141	61.04
6115 West Sunset Boulevard, Los Angeles, California	1	1938/ 2015	26,238	73.1%	760	39.62

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2021 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
6121 West Sunset Boulevard, Los Angeles, California	1	1938/ 2015	93,418	100.0%	4,613	49.37
6255 West Sunset Boulevard, Los Angeles, California	1	1971/ 1999	323,920	87.9%	13,782	50.54
3750 Kilroy Airport Way, Long Beach, California	1	1989	10,718	100.0%	104	30.60
3760 Kilroy Airport Way, Long Beach, California	1	1989	166,761	95.1%	5,373	35.04
3780 Kilroy Airport Way, Long Beach, California	1	1989	221,452	84.6%	6,320	34.51
3800 Kilroy Airport Way, Long Beach, California	1	2000	192,476	88.9%	5,551	32.44
3840 Kilroy Airport Way, Long Beach, California	1	1999	136,026	—%	—	—
3880 Kilroy Airport Way, Long Beach, California	1	1987/ 2013	96,923	100.0%	2,839	29.29
3900 Kilroy Airport Way, Long Beach, California	1	1987	130,935	91.5%	3,655	30.59
8560 West Sunset Boulevard, West Hollywood, California	1	1963/ 2007	76,359	43.1%	2,460	76.19
8570 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	49,276	92.9%	3,093	67.55
8580 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	6,875	41.0%	—	—
8590 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	56,750	94.0%	2,219	41.60
12100 West Olympic Boulevard, Los Angeles, California	1	2003	152,048	66.0%	5,581	55.61
12200 West Olympic Boulevard, Los Angeles, California	1	2000	150,832	90.2%	6,899	67.98
12233 West Olympic Boulevard, Los Angeles, California	1	1980/ 2011	151,029	65.8%	3,307	44.20
12312 West Olympic Boulevard, Los Angeles, California	1	1950/ 1997	76,644	100.0%	4,096	53.44
1633 26th Street, Santa Monica, California	1	1972/ 1997	43,857	69.9%	1,722	56.19
2100/2110 Colorado Avenue, Santa Monica, California	3	1992/ 2009	102,864	100.0%	4,980	48.41
3130 Wilshire Boulevard, Santa Monica, California	1	1969/ 1998	90,074	84.0%	4,066	53.74
501 Santa Monica Boulevard, Santa Monica, California	1	1974	76,803	80.5%	4,856	78.51
Subtotal/Weighted Average – Los Angeles and Ventura Counties	55		4,436,656	86.1%	$170,351	$45.80
San Diego County
12225 El Camino Real, Del Mar, California	1	1998	58,401	100.0%	$2,483	$42.52
12235 El Camino Real, Del Mar, California	1	1998	53,751	100.0%	2,627	48.87
12390 El Camino Real, Del Mar, California	1	2000	69,421	100.0%	4,247	61.18
12770 El Camino Real, Del Mar, California	1	2016	75,035	100.0%	4,045	61.50
12780 El Camino Real, Del Mar, California	1	2013	140,591	100.0%	7,138	50.77
12790 El Camino Real, Del Mar, California	1	2013	87,944	100.0%	4,940	56.18
12830 El Camino Real, Del Mar, California	1	2020	196,444	89.0%	12,617	72.18
12860 El Camino Real, Del Mar, California	1	2020	92,042	100.0%	6,621	71.93

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2021 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
12348 High Bluff Drive, Del Mar, California	1	1999	39,193	83.6%	1,292	39.44
12400 High Bluff Drive, Del Mar, California	1	2004	210,732	100.0%	10,489	49.77
3579 Valley Centre Drive, Del Mar, California	1	1999	54,960	100.0%	3,180	57.87
3611 Valley Centre Drive, Del Mar, California	1	2000	132,425	100.0%	6,978	54.64
3661 Valley Centre Drive, Del Mar, California	1	2001	128,364	82.6%	4,909	53.23
3721 Valley Centre Drive, Del Mar, California	1	2003	115,193	100.0%	5,431	47.15
3811 Valley Centre Drive, Del Mar, California	1	2000	118,912	100.0%	6,782	57.03
3745 Paseo Place, Del Mar, California	1	2019	95,871	95.0%	6,256	70.43
13480 Evening Creek Drive North, San Diego, California	1	2008	154,157	100.0%	5,130	35.25
13500 Evening Creek Drive North, San Diego, California	1	2004	143,749	92.9%	6,062	45.39
13520 Evening Creek Drive North, San Diego, California	1	2004	143,654	90.7%	4,861	39.11
2305 Historic Decatur Road, Point Loma, California	1	2009	107,456	96.5%	4,468	43.10
4690 Executive Drive, UTC, California	1	1999	47,846	67.1%	1,251	38.98
9455 Towne Centre Drive, UTC, California	1	2021	160,444	100.0%	7,822	48.76
Subtotal/Weighted Average – San Diego County	22		2,426,585	95.9%	$119,629	$52.39
San Francisco Bay Area
4100 Bohannon Drive, Menlo Park, California	1	1985	47,379	100.0%	$2,640	$55.72
4200 Bohannon Drive, Menlo Park, California	1	1987	45,451	70.8%	1,751	54.41
4300 Bohannon Drive, Menlo Park, California	1	1988	63,079	48.7%	2,296	74.68
4400 Bohannon Drive, Menlo Park, California	1	1988	48,146	21.3%	432	60.91
4500 Bohannon Drive, Menlo Park, California	1	1990	63,078	100.0%	3,580	56.76
4600 Bohannon Drive, Menlo Park, California	1	1990	48,147	70.7%	2,010	59.06
4700 Bohannon Drive, Menlo Park, California	1	1989	63,078	100.0%	3,513	55.70
1290-1300 Terra Bella Avenue, Mountain View, California	1	1961	114,175	48.9%	2,927	52.43
680 East Middlefield Road, Mountain View, California	1	2014	171,676	100.0%	7,763	45.22
690 East Middlefield Road, Mountain View, California	1	2014	171,215	100.0%	7,729	45.14
1701 Page Mill Road, Palo Alto, California	1	2015	128,688	100.0%	8,461	65.75
3150 Porter Drive, Palo Alto, California	1	1998	36,886	100.0%	3,277	88.83
900 Jefferson Avenue, Redwood City, California	1	2015	228,505	100.0%	13,670	59.82
900 Middlefield Road, Redwood City, California	1	2015	118,764	100.0%	6,983	59.05
100 Hooper Street, San Francisco, California	1	2018	417,914	100.0%	24,283	58.11

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2021 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
100 First Street, San Francisco, California	1	1988	480,457	92.3%	29,902	70.76
303 Second Street, San Francisco, California	1	1988	784,658	79.8%	54,544	87.40
201 Third Street, San Francisco, California	1	1983	346,538	79.7%	19,885	73.90
360 Third Street, San Francisco, California	1	2013	429,796	88.8%	27,649	72.59
250 Brannan Street, San Francisco, California	1	1907/ 2001	100,850	100.0%	10,323	102.36
301 Brannan Street, San Francisco, California	1	1909/ 1989	82,834	100.0%	7,580	91.51
333 Brannan Street, San Francisco, California	1	2016	185,602	100.0%	18,138	97.73
345 Brannan Street, San Francisco, California	1	2015	110,050	99.7%	10,813	98.55
350 Mission Street, San Francisco, California	1	2016	455,340	99.7%	24,076	53.16
345 Oyster Point Boulevard, South San Francisco, California	1	2001	40,410	100.0%	2,192	54.24
347 Oyster Point Boulevard, South San Francisco, California	1	1998	39,780	100.0%	2,158	54.24
349 Oyster Point Boulevard, South San Francisco, California	1	1999	65,340	100.0%	3,868	59.19
350 Oyster Point Boulevard, South San Francisco, California	1	2021	234,892	100.0%	18,014	76.69
352 Oyster Point Boulevard, South San Francisco, California	1	2021	232,215	100.0%	18,062	77.78
354 Oyster Point Boulevard, South San Francisco, California	1	2021	193,472	100.0%	15,048	77.78
505 North Mathilda Avenue, Sunnyvale, California	1	2014	212,322	100.0%	9,449	44.50
555 North Mathilda Avenue, Sunnyvale, California	1	2014	212,322	100.0%	9,449	44.50
599 North Mathilda Avenue, Sunnyvale, California	1	2000	76,031	100.0%	3,610	47.48
605 North Mathilda Avenue, Sunnyvale, California	1	2014	162,785	100.0%	7,244	44.50
Subtotal/Weighted Average – San Francisco	34		6,211,875	92.4%	$383,319	$67.19
Greater Seattle
601 108th Avenue North East, Bellevue, Washington	1	2000	490,738	89.1%	$16,425	$37.99
10900 North East 4th Street, Bellevue, Washington	1	1983	428,557	98.9%	17,159	40.62
2001 West 8th Avenue, Seattle, Washington	1	2009	539,226	100.0%	23,119	42.87
701 North 34th Street, Seattle, Washington	1	1998	141,860	100.0%	5,318	37.49
801 North 34th Street, Seattle, Washington	1	1998	173,615	100.0%	5,789	33.34
837 North 34th Street, Seattle, Washington	1	2008	112,487	100.0%	4,120	36.62
320 Westlake Avenue North, Seattle, Washington	1	2007	184,644	95.5%	7,958	45.11
321 Terry Avenue North, Seattle, Washington	1	2013	135,755	100.0%	5,713	42.09
401 Terry Avenue North, Seattle, Washington	1	2003	174,530	100.0%	7,008	40.15

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2021 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Subtotal/Weighted Average – Greater Seattle	9		2,381,412	97.2%	$92,609	$40.12
TOTAL/WEIGHTED AVERAGE	120		15,456,528	91.9%	$765,908	$54.64
____________________
(1)Based on all leases at the respective properties in effect as of December 31, 2021. Includes month-to-month leases as of December 31, 2021. Represents economic occupancy.
(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rent, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2021. Includes 100% of annualized base rent of consolidated property partnerships.

Stabilized Development Projects and Completed Residential Development Projects

During the year ended December 31, 2021, the following properties were added to our stabilized portfolio of operating properties:

		Construction Period
Stabilized Office / Life Science Development Projects	Location	Start Date	Completion Date	Stabilization Date (1)	Rentable Square Feet	% Occupied (2)

9455 Towne Centre Drive	University Towne Center	1Q 2019	1Q 2021	1Q 2021	160,444	100%
12860 El Camino Real (One Paseo - Office Building 1)	Del Mar	4Q 2018	2Q 2020	2Q 2021	92,042	100%
12830 El Camino Real (One Paseo - Office Building 2)	Del Mar	4Q 2018	2Q 2020	3Q 2021	196,444	89%
350 Oyster Point Boulevard (Kilroy Oyster Point - Phase 1)	South San Francisco	1Q 2019	3Q 2021	3Q 2021	234,892	100%
352 and 354 Oyster Point Boulevard (Kilroy Oyster Point - Phase 1)	South San Francisco	1Q 2019	4Q 2021	4Q 2021	425,687	100%

TOTAL:					1,109,509	98%

____________________
(1)For office and retail, represents the earlier of anticipated 95% occupancy date or one year from cessation of major base building construction activities.
(2)Represents economic occupancy.

During the year ended December 31, 2021, we completed construction on and added the following residential development project to the stabilized portfolio:

		Construction Period
Completed Residential Development Project	Location	Start Date	Completion Date	Number of Units	% Leased (1)

Jardine	Hollywood	4Q 2018	2Q 2021	193	84%

TOTAL:				193	84%

____________________
(1)The % leased is as of January 27, 2022.

In-Process Development Projects

The following tables set forth certain information relating to our in-process development pipeline as of December 31, 2021.

	Location	Construction Start Date	Estimated Stabilization Date (2)	Estimated Rentable Square Feet	Total Project % Leased	Total Project % Occupied (3)
TENANT IMPROVEMENT (1)

Office
San Diego County
2100 Kettner	Little Italy	3Q 2019	3Q 2022	235,000	—%	—%
Greater Seattle
333 Dexter	South Lake Union	2Q 2017	3Q 2022	635,000	100%	49%
Austin
Indeed Tower	Austin CBD	2Q 2021	1Q 2024	734,000	58%	15%

TOTAL:				1,604,000	66%	26%

____________________
(1)Represents projects that have reached cold shell condition and are ready for tenant improvements, which may require additional major base building construction before being placed in service.
(2)Represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope. The timing of completion of our projects may be impacted by factors outside of our control, including government restrictions and/or social distancing requirements on construction projects due to the COVID-19 pandemic. As of the date of this report, all of our in-process development projects were under active construction.
(3)Represents economic occupancy.

		Construction Start Date	Estimated Stabilization Date (1)	Estimated Rentable Square Feet	% Leased
UNDER CONSTRUCTION	Location

Office / Life Science
San Francisco Bay Area
Kilroy Oyster Point - Phase 2	South San Francisco	2Q 2021	4Q 2024	875,000	—%
San Diego County
9514 Towne Centre Drive	University Towne Center	3Q 2021	4Q 2023	71,000	100%

TOTAL:					8%

____________________
(1)Represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope. The timing of completion of our projects may be impacted by factors outside of our control, including government restrictions and/or social distancing requirements on construction projects due to the COVID-19 pandemic. As of the date of this report, all of our in-process development projects were under active construction.

In-Process and Committed Redevelopment Projects

As of December 31, 2021, we had the following redevelopment project under construction:

		Estimated Construction Period (1)		Rentable Square Feet Leased (2)
IN-PROCESS	Location	Start Date	Completion Date

Life Science
San Diego County
12340 El Camino Real	Del Mar	4Q 2021	3Q 2022	96,000

TOTAL:				96,000

____________________
(1)Redevelopment will occur in phases based on existing lease expiration dates and timing of the tenant improvement build-out.
(2)Represents the total square footage leased.

As of December 31, 2021, we had two projects that were committed for redevelopment in phases based on existing lease expiration dates and timing of tenant improvement build-outs:

		Estimated Construction Period (2)		Rentable Square Feet Leased (3)
COMMITTED (1)	Location	Start Date	Completion Date

Life Science
San Diego County
12400 High Bluff Drive	Del Mar	1Q 2022	3Q 2022	182,000
4690 Executive Drive	University Towne Center	2Q 2022	3Q 2023	52,000

TOTAL:				234,000

____________________
(1)Properties committed for redevelopment are in the stabilized portfolio since construction has not commenced.
(2)Redevelopment will occur in phases based on existing lease expiration dates and timing of the tenant improvement build-out.
(3)Represents the total square footage leased.

Future Development Pipeline

The following table sets forth certain information relating to our future development pipeline as of December 31, 2021.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)

San Diego County
Santa Fe Summit – Phases 2 and 3	56 Corridor	600,000 - 650,000
2045 Pacific Highway	Little Italy	275,000
Kilroy East Village	East Village	TBD
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000
Flower Mart	SOMA	2,300,000
Greater Seattle
SIX0 - Office & Residential	Denny Regrade	925,000
____________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2021.

Tenant Name	Region	Annualized Base Rental Revenue(1)(2)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
		(in thousands)
GM Cruise, LLC	San Francisco Bay Area	$36,337	4.7%	November 2031
Amazon.com	Greater Seattle	33,800	4.3%	Various (4)
Stripe, Inc.	San Francisco Bay Area	33,110	4.2%	June 2034
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	3.8%	Various (5)
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	3.6%	Various (6)
salesforce.com, inc.	San Francisco Bay Area	24,076	3.1%	Various (7)
DoorDash, Inc.	San Francisco Bay Area	23,842	3.1%	January 2032
DIRECTV, LLC (3)	Greater Los Angeles	23,152	3.0%	September 2027
Fortune 50 Publicly-Traded Company	Greater Seattle / San Diego County	23,059	3.0%	Various (8)
Okta, Inc.	San Francisco Bay Area	22,387	2.9%	October 2028
Netflix, Inc.	Greater Los Angeles	21,943	2.8%	Various (9)
Box, Inc.	San Francisco Bay Area	20,390	2.6%	June 2028
Cytokinetics, Inc.	San Francisco Bay Area	18,014	2.3%	October 2033
Synopsys, Inc.	San Francisco Bay Area	15,492	2.0%	August 2030
Riot Games, Inc.	Greater Los Angeles	15,213	2.0%	Various (10)
Total		$368,464	47.4%
_____________________
(1)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2021.
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
(4)The Amazon.com leases, which contribute $2.4 million, $16.9 million, $2.0 million, and $12.5 million, expire in January 2023, April 2023, September 2029, and February 2030, respectively.
(5)The LinkedIn Corporation / Microsoft Corporation leases, which contribute $3.6 million and $26.2 million, expire in October 2024 and September 2026, respectively.
(6)The Adobe Systems Inc. leases, which contribute $1.1 million $5.8 million and $21.0 million, expire in June 2027, July 2031 and August 2031, respectively.
(7)The salesforce.com, inc. leases, which contribute $0.6 million and $23.5 million, expire in May 2031 and September 2032, respectively.
(8)The Fortune 50 Publicly-Traded Company leases, which contribute $7.8 million and $15.3 million expires in January 2032 and July 2033, respectively.
(9)The Netflix, Inc leases, which contribute $0.1 million and $21.8 million, expire in June 2022 and July 2032, respectively.
(10)The Riot Games leases, which contribute $7.9 million and $7.3 million, expire in November 2023 and November 2024, respectively.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2021.

Our markets are dynamic and populated with innovative and creative tenants, including but not limited to technology, entertainment and digital media. While technology companies comprise 56% of our office portfolio base rent, technology is a broad concept that encompasses diverse industries including software, social media, hardware, cloud computing, internet media and technology services.

Lease Expirations

The following table sets forth a summary of our office lease expirations for each of the next ten years beginning with 2022, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors that May Influence Future Results of Operations”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1) (2)	% of Total Annualized Base Rent (1)	Annualized Rent per Square Foot (1)
2022 (3)	59	799,769	5.8%	$34,178	4.5%	$42.73
2023 (3)	79	1,557,424	11.1%	79,366	10.4%	50.96
2024	65	1,039,203	7.4%	48,581	6.3%	46.75
2025	60	798,352	5.7%	39,784	5.2%	49.83
2026	49	1,829,440	13.1%	83,856	10.9%	45.84
2027 (4)	53	1,194,334	8.5%	47,890	6.2%	40.10
2028	24	960,330	6.9%	61,798	8.1%	64.35
2029	22	889,959	6.4%	49,349	6.4%	55.45
2030	35	1,349,636	9.7%	77,754	10.2%	57.61
2031	29	1,797,211	12.9%	120,870	15.8%	67.25
2032 and beyond	18	1,757,958	12.5%	122,482	16.0%	69.67
Total (5)	493	13,973,616	100.0%	$765,908	100.0%	$54.81
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
(3)Adjusting for leasing transactions executed as of December 31, 2021 but not yet commenced, the 2022 and 2023 expirations would be reduced by 214,542 and 18,728 square feet, respectively.
(4)On April 5, 2021, DIRECTV, LLC’s successor-in-interest (“DIRECTV”) filed suit in Los Angeles Superior Court against a subsidiary of the Company, claiming that DIRECTV properly exercised its contraction rights as to certain space leased by DIRECTV at the property located at 2250 East Imperial Highway, El Segundo, California. The Company strongly disagrees with the contentions made by DIRECTV and will vigorously defend the litigation.
(5)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2021, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2021.

Secured Debt

As of December 31, 2021, the Operating Partnership had two outstanding mortgage notes payable which were secured by certain of our properties. Our secured debt represents an aggregate principal indebtedness of approximately $249.0 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 8 and 9 to our consolidated financial statements and Schedule III—Real Estate and Accumulated Depreciation included in this report. Management believes that, as of December 31, 2021, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of December 31, 2021, we were not a defendant in, and our properties were not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 96 registered holders of the Company’s common stock. The following table illustrates dividends declared during 2021 and 2020 as reported on the NYSE.

2021	Per Share Common Stock Dividends Declared
First quarter	$0.5000
Second quarter	0.5000
Third quarter	0.5200
Fourth quarter	0.5200
2020	Per Share Common Stock Dividends Declared
First quarter	$0.4850
Second quarter	0.4850
Third quarter	0.5000
Fourth quarter	0.5000

The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The table below reflects our purchases of equity securities during the three month period leading up to December 31, 2021.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2021	—	$—	—	$—
November 1 - November 30, 2021	—	—	—	—
December 1 - December 31, 2021	168	63.03	—	—
Total	168	$63.03	—	$—
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

The following table reports the distributions per common unit declared during the years ended December 31, 2021 and 2020.

2021	Per Unit Common Unit Distribution Declared
First quarter	$0.5000
Second quarter	0.5000
Third quarter	0.5200
Fourth quarter	0.5200
2020	Per Unit Common Unit Distribution Declared
First quarter	$0.4850
Second quarter	0.4850
Third quarter	0.5000
Fourth quarter	0.5000

The Operating Partnership did not redeem any common units for shares of the Company’s common stock in 2021. During 2020, the Operating Partnership redeemed 872,713 common units for the same number of shares of the Company’s common stock.

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the FTSE NAREIT All Equity REIT Index, the Standard & Poor’s 500 Stock Index, and the Bloomberg Office REIT Index for the five-year period ended December 31, 2021. We include an additional index, the Bloomberg Office REIT Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The Bloomberg Office REIT Index is a published and widely recognized index that comprises 23 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2016 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.
ITEM 6.    [RESERVED]

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

•risks associated with our investment in real estate assets, which are illiquid and with trends in the real estate industry;

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

Company Overview

We are a self-administered REIT active in premier office, life science and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of both December 31, 2021 and 2020. All of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land (see Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2021 Operating and Development Highlights

Throughout 2021, we remained steadfast to our core principles of creating value for our shareholders through development, executing leases, recycling capital into higher growth projects, all while maintaining a strong balance sheet and elevating our leadership position in ESG.

Development. We continued to execute on our development program during 2021. We added four completed development projects to our stabilized portfolio totaling 1.1 million rentable square feet of office and life science space and 193 residential units, had one development project progress from the under construction phase to the tenant improvement phase and acquired two development properties in two transactions for approximately $622.2 million. See “—Factors that May Influence Future Operations” for additional information regarding our development program.

Capital Recycling Program. We have continued to utilize our capital recycling program to provide additional capital to finance development expenditures, fund potential acquisitions, repay long-term debt and for other general corporate purposes. Our general strategy, depending on market conditions, is to target the disposition of non-core properties or those that have limited upside for us and redeploy the capital into acquisitions and/or development projects where we can create additional value to generate higher returns (see “—Factors that May Influence Future Operations” for additional information). In connection with this strategy, during 2021, we generated gross sales proceeds of approximately $1.12 billion through the sale of three office buildings. The taxable gain from the $1.08 billion disposition of one of these office buildings was deferred through a Section 1031 Exchange.

Leasing. During 2021, we executed new and renewal leases totaling 1.2 million square feet within our stabilized portfolio with an increase in GAAP rents of 20.8% and an increase in cash rents of 7.0%. Our stabilized office portfolio was 91.9% occupied and 93.9% leased as of December 31, 2021.

2021 Financing Highlights

In 2021, we issued $450.0 million in new debt at a stated interest rate of 2.65% and amended and restated the terms of our unsecured revolving credit facility, increasing the borrowing capacity from $750.0 million to $1.1 billion and reducing borrowing costs. We used a portion of the proceeds from the issuance of the new debt to early redeem the $300.0 million of 3.80% unsecured senior notes that were scheduled to mature on January 15, 2023. Refer to our 2021 Financing Highlights in “—Liquidity and Capital Resources of the Operating Partnership” for a list of financing transactions completed in 2021 and Note 9, “Secured and Unsecured Debt of the Operating Partnership” to our consolidated financial statements included in this report for additional information regarding our debt and capital market activity.

COVID-19 Response

Since March 2020, we have been highly focused on planning for the health and safety of our tenants and employees and preparing our buildings in accordance with the policies, protocols and applicable legal requirements in our regions. We hold our occupants’ health at the highest level of importance and have taken extensive steps to facilitate safe work environments. We engaged an industrial hygienist to assist us in designing new standard operating procedures for our buildings that include, but are not limited to, air filtration, water quality, janitorial products and procedures, social separation and screening during building access and elevator use, the use of personal protective equipment, signage, and management of construction activities. Our buildings have remained open to tenants throughout the pandemic and we have continued to see tenants returning to the workplace throughout 2021. We have been in communication with tenants regarding return to work protocols and safety measures, which meet or exceed local and state government guidelines. Our properties received the highest level of pandemic preparedness review through a third-party who verified that all recommended CDC and WHO measures have been successfully implemented, including on-site air, water and germ testing. Our employees began transitioning back to the office during the three months ended March 31, 2021 and by June 30, 2021, all of our employees had returned to our offices on a full-time basis.

We implemented a rent relief program for the majority of our retail tenants whereby we deferred rent from April 2020 to June 2021 in exchange for an extension of their current lease term for an equivalent number of months at future contractual rental rates. We are no longer offering rent relief to the majority of our retail tenants and we will evaluate any future retail rent relief requests on a specific case-by-case basis and only consider those which have a justifiable financial basis. Additionally, the form of relief provided to retail tenants may vary in the future. We did not create a rent relief program for our office tenants. Instead, we evaluate office rent relief requests on a specific case-by-case basis and only consider those which have a justifiable financial basis.

We analyze our total lease receivable balances, tenant creditworthiness, specific industry trends and conditions, and current economic trends and conditions in order to evaluate whether we believe substantially all of the amounts due under a tenant’s lease agreement are deemed probable of collection over the term of the lease. Refer to our accounting policy for uncollectible lease receivables and allowances for tenant and deferred rent receivables in “— Critical Accounting Policies and Estimates” for additional information.

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

For the year ended December 31, 2021, our collections of gross rent billings were consistent with our 2020 collections. Gross rent billings represents the total contractual base rent (including tenant direct-billed parking) and CAM billings before any COVID-19 related rent concessions. We are continuing to monitor the potential impact of the COVID-19 pandemic, including the spread of new variants of the virus and restrictions intended to prevent its spread, including on occupancy, rental rates and rent collections. Although we are and will continue to be actively engaged in rent collection efforts related to uncollected rent for such period, as well as working with certain tenants who have requested rent deferrals, we can provide no assurance that such efforts or our efforts in future periods will be successful, particularly in the event that the COVID-19 pandemic, and restrictions intended to prevent its spread, continue for a prolonged period. With growing vaccination rates, we have seen increases in physical occupancy at our properties, although recovery could be hindered by persistent or resurgent infection rates, including as a result of the spread of new variants of the virus. Refer to “Part I, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Rental revenue for office, life science and retail operating properties is our principal source of revenue. We recognize revenue from base rent (fixed lease payments), additional rent (variable lease payments, which consist of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs), parking and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of the amount due is probable. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

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

When we conclude that we are the owner of tenant improvements for accounting purposes using the factors discussed above, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as our capital asset. During the years ended December 31, 2021, 2020, and 2019, we capitalized $37.3 million, $15.5 million, and $12.0 million, respectively, of tenant-funded tenant improvements. The amount of tenant-funded tenant improvements recorded in any given year varies based upon the mix of specific leases executed and/or commenced during the reporting period. For these tenant-funded tenant improvements, we record the amount funded by or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental income on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises. The determination of who owns the tenant improvements has a significant impact on the amount of non-cash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements. For the years ended December 31, 2021, 2020, and 2019, we recognized $16.5 million, $22.5 million and $19.2 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

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

When a lease is amended, which may occur from time to time, we need to determine whether (1) an additional right of use not included in the original lease is being granted as a result of the modification, and (2) there is an increase in the lease payments that is commensurate with the standalone price for the additional right of use. If both of those conditions are met, the amendment is accounted for as a separate lease contract. If either of those conditions are not met, the amendment is accounted for as a lease modification . Most of our lease amendments are accounted for as a modification of our operating leases which will likely require us to reassess both the lease term and fixed lease payments, including considering any prepaid or deferred rent receivables relating to the original lease, as a part of the lease payments for the modified lease.

Termination options in some of our leases allow the tenant to terminate the lease, in part or in whole, prior to the end of the lease term under certain circumstances. Termination options require advance notification from the tenant and payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the net book value of lease inception costs such as commissions, tenant improvements and lease incentives. Termination fee income, included in rental income, is recognized on a straight-line basis from the date of the executed termination agreement through lease expiration when the amount of the fee is determinable and collectability of the fee is probable. This fee income is reduced on a straight-line basis by any deferred rent receivable related to the lease.

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

During the year, we accrue estimated additional rent in the period in which the recoverable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to properly match additional rent with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and if a change in estimate is warranted, accrue additional rent or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2020 and 2019 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual additional rent recognized.

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

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected. These allowances are increased or decreased through rental income, and our determination of the adequacy of the Company’s allowances for tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. Such assessment involves using a methodology that incorporates a specific identification analysis and an aging analysis, considering the current economic and business environment, including factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. Since these factors are beyond our control, actual results can differ from our estimates, and such differences could be material. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term, and for some tenants may include an offsetting partial allowance for uncollectible accounts related to current tenant and deferred rent receivables that exhibit a certain level of collection risk based on the results of the assessment described above. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, including deferred revenue, with any tenant and deferred rent receivable balances charged as a direct write-

off against rental income in the period of the change in the collectability determination. If the collectability determination subsequently changes to being probable of collection for leases for which revenue is recorded based on cash received from the tenant, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances, as if revenue had been recorded on a straight-line basis since the inception of the lease.

For the years ended December 31, 2021 and 2020, we recorded a net reduction to rental revenues for direct write-offs associated with transitioning certain tenants to a cash basis of reporting and an allowance for uncollectible accounts for both current tenant receivables and deferred rent receivables of approximately 0.3% and 2.1% of total revenues, respectively. These amounts were primarily as a result of tenant creditworthiness considerations arising from the COVID-19 pandemic, and a small portion of the 2020 amounts was restored in 2021 based on changes in collectability assessments. Additional amounts may potentially be restored in future periods as circumstances warrant consistent with our accounting policies. For the year ended December 31, 2019, we recorded an increase to rental revenues for recoveries of prior year provision for bad debts, net of an allowance for uncollectible accounts for both current tenant receivables and deferred rent receivables, of approximately 0.3% of revenues. In the event our estimates were not accurate and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $9.6 million, $9.0 million and $8.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Transaction costs associated with our acquisitions, including costs incurred during negotiation, are capitalized as part of the purchase price of the acquisition. During the years ended December 31, 2021, 2020 and 2019, we capitalized $1.3 million, $0.3 million, and $1.6 million, respectively, of acquisition costs.

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

For each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the years ended December 31, 2021, 2020 and 2019.

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, and tenant improvements, including internal compensation costs. For the years ended December 31, 2021, 2020 and 2019, we capitalized $20.7 million, $21.8 million and $25.6 million, respectively, of internal costs to our qualifying development and redevelopment projects. In addition, for development and redevelopment projects, we also capitalize the following costs during periods in which activities necessary to prepare the project for its intended use are in progress: interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes and insurance.

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

Share-Based Incentive Compensation Accounting

At December 31, 2021, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 15 “Share-Based and Other Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for executive officers, as defined in Rule 16 under the Exchange Act. Compensation cost for all share-based awards, including options, requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of share-based compensation programs that include market conditions are calculated using a Monte Carlo simulation pricing model and the grant date fair value of stock option grants are calculated using the Black-Scholes valuation model. Additionally, certain of our market condition share-based compensation programs also contain pre-defined financial performance conditions, including FFO per share and debt to EBITDA ratio goals which can impact the number of restricted stock units ultimately earned. This variability relating to the level of the performance condition achieved requires management’s judgment and estimates, which impacts compensation cost recognized for these awards during the performance period. As of December 31, 2021, the performance condition for certain of our outstanding market condition share-based compensation programs has been met and compensation cost for these awards is no longer variable. For these awards, although the number of restricted stock units ultimately earned remains variable subject to the ultimate achievement level of the market condition, compensation cost is no longer variable for these awards as the market condition was already taken into consideration as part of the grant date fair value calculation. As of December 31, 2021, there are certain outstanding share-based compensation awards where the achievement of the performance condition is yet unknown as the award is still within its performance measurement period. For these awards, compensation cost and the number of restricted stock units ultimately earned remains variable and compensation cost for these awards is recorded based the estimated level of achievement of the performance conditions through the requisite service period. Changes to compensation cost resulting from changes in the estimated level of achievement of the performance conditions are recorded as cumulative adjustments in the period the change in the estimated level of achievement of the performance conditions is determined.

For the years ended December 31, 2021, 2020, and 2019 we recorded approximately $26.2 million, $23.4 million, and $18.1 million, respectively, of compensation cost related to programs that were subject to such valuation models. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $2.3 million, $2.0 million, and $1.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Factors That May Influence Future Results of Operations

Development and Redevelopment Programs

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development and redevelopment projects and, subject to market conditions, executing on our future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development and redevelopment opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast and in June 2021, into Austin, Texas with our acquisition of Indeed Tower, which is in the tenant improvement phase.

We have a proactive planning process by which we continually evaluate the size, timing, costs and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. We expect to execute on our development and redevelopment programs with prudence and will be pursuing opportunities with attractive economic returns in strategic locations with proximity to public transportation or transportation access and retail amenities and in markets with strong fundamentals and visible demand. We plan to develop in phases, as appropriate, and we generally favor starting projects with pre-leasing activity.

Consistent with 2020, our development activities were largely unaffected by the COVID-19 pandemic during the year ended December 31, 2021; however, the COVID-19 pandemic, and future restrictions intended to prevent its spread if case rates surge again, as a result of the spread of new variants or otherwise, may cause delays or increase costs associated with building materials or construction services necessary for construction which could adversely impact our ability to continue or complete construction as planned, on budget or at all for our development projects, and may delay the start of construction on our future development pipeline projects. Refer to “Part I , Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Stabilized Development Projects

During the year ended December 31, 2021, we completed and added the following projects to our stabilized portfolio:

•9455 Towne Centre Drive, University Towne Center, San Diego, California. In March 2019, we commenced construction on this project which totals 160,444 square feet of office space at a total estimated investment of $95.0 million. The project is 100% leased to a global technology company. We completed construction and commenced revenue recognition during the three months ended March 31, 2021.

•12860 El Camino Real (One Paseo - Office Building 1) - Del Mar, San Diego, California. We commenced construction on the office component of this project in December 2018. We completed construction on this building, which encompasses 92,042 square feet of office space at a total estimated investment of $65.0 million in June 2020. At December 31, 2021, the building was 100% occupied.

•12830 El Camino Real (One Paseo - Office Building 2), Del Mar San Diego, California. We commenced construction on the office component of this project in December 2018. We completed construction on this building, which encompasses 196,444 square feet of office space at a total estimated investment of $145.0 million in June 2020. At December 31, 2021, the building was 100% leased and we had commenced revenue recognition on approximately 89% of the project.

•350, 352 and 354 Oyster Point Boulevard (Kilroy Oyster Point - Phase 1), South San Francisco, California. In March 2019, we commenced construction on Phase I of this 39-acre life science campus situated on the waterfront in South San Francisco. 350 Oyster Point Boulevard encompasses 234,892 square feet of office space at a total estimated investment of $215.0 million and is 100% leased to one tenant. We completed construction on 350 Oyster Point Boulevard during September 2021 and commenced revenue recognition on October 1, 2021. 352 and 354 Oyster Point Boulevard encompass 425,687 square feet of office space at a total estimated investment of $355.0 million and are 100% leased to one tenant. We completed construction on 352 and 354 Oyster Point Boulevard during October 2021 and commenced revenue recognition on November 1, 2021.

•Jardine, Hollywood, California. We commenced construction on this residential project, which encompasses 193 residential units at a total estimated investment of $185.0 million, in December 2018. We completed construction and commenced revenue recognition during the three months ended June 30, 2021. As of January 27, 2022, the project was 84% leased.

In-Process Development Projects - Tenant Improvement

As of December 31, 2021, the following projects were in the tenant improvement phase:

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

•Indeed Tower, Austin CBD, Austin, Texas. We acquired this project upon core/shell completion in June 2021. This project encompasses approximately 734,000 square feet of office space at a total estimated investment of $690.0 million and is 58% leased to four tenants with 42% of the space leased to Indeed.com through 2034. We currently expect this project to reach stabilization in the first quarter of 2024.

In-Process Development Projects - Under Construction

As of December 31, 2021, we had two projects in our in-process development pipeline that were under construction:

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

In-Process Redevelopment

As of December 31, 2021, we had one redevelopment project that was under construction:

•12340 El Camino Real, Del Mar, San Diego, California. During the three months ended December 31, 2021, we began the phased redevelopment of this property, comprised of approximately 96,000 square feet, for life science use. We expect to complete redevelopment of the project in the third quarter of 2022 with total estimated redevelopment costs of $40.0 million, inclusive of the depreciated basis of the building. The project is 100% leased to a life science tenant and will have phased commencement dates during 2022.

Committed Redevelopment

As of December 31, 2021, we had two projects that were committed for redevelopment in phases based on existing lease expiration dates and timing of tenant improvement build-outs:

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

Future Development Pipeline

As of December 31, 2021, our future development pipeline included six future projects located in Greater Seattle, the San Francisco Bay Area and San Diego County with an aggregate cost basis of approximately $1.0 billion, at which we believe we could develop more than 5.5 million rentable square feet for a total estimated investment of approximately $5.0 billion to $7.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 12/31/2021 ($ in millions)(2)

San Diego County
Santa Fe Summit – Phases 2 and 3	56 Corridor	600,000 - 650,000	$87.8
2045 Pacific Highway	Little Italy	275,000	48.7
Kilroy East Village	East Village	TBD	61.8
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	203.6
Flower Mart	SOMA	2,300,000	460.8
Greater Seattle
SIX0 - Office & Residential	Denny Regrade	925,000	155.2
TOTAL:			$1,017.9
________________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of December 31, 2021.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the years ended December 31, 2021 and 2020, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. For the years ended December 31, 2021 and 2020, we capitalized $80.2 million and $79.6 million, respectively, of interest to our qualifying development and redevelopment projects. For the years ended December 31, 2021 and 2020, we capitalized $20.7 million and $21.8 million, respectively, of internal costs to our qualifying redevelopment and development projects.

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

In connection with our capital recycling strategy, during 2021, we completed the sale of three office properties to unaffiliated third parties for total gross sales proceeds of $1.12 billion through the sale of three office buildings. The taxable gain from the $1.08 billion disposition of one of these office buildings was deferred through a Section 1031 Exchange. During 2020, we completed the sale of one office property to unaffiliated third parties for total gross sales proceeds of $75.9 million.

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

Acquisitions

As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add and strategic operating properties and land.  We focus on growth opportunities primarily in markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development and redevelopment programs and selectively evaluate opportunities that we believe have the potential to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

During the year ended December 31, 2021, we acquired one operating property, the land underlying a historical ground lease and two development properties in four transactions for a total cash purchase price of $1.16 billion. We did not acquire any operating or development properties during the year ended December 31, 2020. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

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

As of December 31, 2021, there was approximately $23.6 million of total unrecognized compensation cost related to outstanding nonvested RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.6 years. The ultimate amount of compensation cost recognized related to outstanding nonvested RSUs issued under share-based compensation arrangements may vary for performance-based RSUs that are still in the performance period based on performance against applicable performance-based vesting goals. The $23.6 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to December 31, 2021. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. For additional information regarding our equity incentive awards, see Note 15 “Share-Based and Other Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the year ended December 31, 2021.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2021	52	43	1,503,377	407,988	37.5%	$57.44	$8.73	48.4%	28.6%	79

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC Per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Year Ended December 31, 2021	52	43	768,624	407,988	$38.15	$7.89	20.8%	7.0%	58
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
(7)Excludes commenced and executed leases of approximately 972,706 and 528,897 rentable square feet, respectively, for the year ended December 31, 2021, for which the space was vacant longer than one year or being leased for the first time. Space vacant for more than one year is excluded from our change in rents calculations to provide a more meaningful market comparison.
(8)Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Excludes leases for which the space was vacant longer than one year or vacant when the property was acquired.
(9)For the year ended December 31, 2021, 20 new leases totaling 565,035 rentable square feet were signed but not commenced as of December 31, 2021.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates. In addition, although we believe the weighted average cash rental rates for our stabilized portfolio are generally below current market rates in many of our markets, we are currently unable to provide further comparative information at December 31, 2021 due to the relatively low level of recent transaction volume in our markets as a result of the COVID-19 pandemic.

As restrictions intended to prevent the spread of COVID-19 began to be lifted during the year ended December 31, 2021, we started to see an increase in prospective tenant tours and inquiries and leasing activity compared to 2020 levels. While we do not believe that our development leasing and ability to renew leases scheduled to expire has been significantly impacted by the COVID-19 pandemic, we do believe that the impact of the restrictions and social distancing guidelines and the economic uncertainty caused by the COVID-19 pandemic has impacted the timing and volume of leasing and may continue to do so in the future, particularly if case rates surge again, as a result of the spread of new variants or otherwise. Additionally, decreased demand, increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the next five years and by region for the next two years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
2022 (4)	59	799,769	5.8%	$34,178	4.5%	$42.73
2023 (4)	79	1,557,424	11.1%	79,366	10.4%	50.96
2024	65	1,039,203	7.4%	48,581	6.3%	46.75
2025	60	798,352	5.7%	39,784	5.2%	49.83
2026	49	1,829,440	13.1%	83,856	10.9%	45.84
Total	312	6,024,188	43.1%	$285,765	37.3%	$47.44

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2022 (4)	Greater Los Angeles	41	339,881	2.4%	$14,753	1.9%	$43.41
	San Diego County	9	336,792	2.5%	13,965	1.9%	41.46
	San Francisco Bay Area	5	50,166	0.4%	3,180	0.4%	63.39
	Greater Seattle	4	72,930	0.5%	2,280	0.3%	31.26
	Total	59	799,769	5.8%	$34,178	4.5%	$42.73

2023 (4)	Greater Los Angeles	44	436,497	3.1%	$23,625	3.1%	$54.12
	San Diego County	10	193,842	1.4%	8,342	1.1%	43.04
	San Francisco Bay Area	16	437,588	3.1%	26,784	3.5%	61.21
	Greater Seattle	9	489,497	3.5%	20,615	2.7%	42.11
	Total	79	1,557,424	11.1%	$79,366	10.4%	$50.96
_____________________
(1)    For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2021, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2021.
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
(4)    Adjusting for leases executed as of December 31, 2021 but not yet commenced, the 2022 and 2023 expirations would be reduced by 214,542 and 18,728 square feet, respectively.

In addition to the 1.3 million rentable square feet, or 8.1%, of currently available space in our stabilized portfolio, leases representing approximately 5.8% and 11.1% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2022 and 2023, respectively. The leases scheduled to expire in 2022 and 2023 represent approximately 2.4 million rentable square feet, or 14.9%, of our total annualized base rental revenue. Adjusting for leases executed as of December 31, 2021 but not yet commenced, the remaining 2022 and 2023 expirations would be 585,227 and 1,538,696 square feet, respectively.

Sublease Space. Of our leased space as of December 31, 2021, approximately 1.4 million rentable square feet, or 8.8% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area region. Of the 8.8% of available sublease space in our stabilized portfolio as of December 31, 2021, approximately 6.4% was vacant space, and the remaining 2.4% was occupied. Of the approximately 1.4 million rentable square feet available for sublease as of December 31, 2021, approximately 45,231 rentable square feet representing six leases are scheduled to expire in 2022, and approximately 45,321 rentable square feet representing four leases are scheduled to expire in 2023.

Stabilized Portfolio Information

As of December 31, 2021, our stabilized portfolio was comprised of 120 office and life science properties encompassing an aggregate of approximately 15.5 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction or in the tenant improvement phase, redevelopment projects under construction, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects or phases of projects are placed in service.

We did not have any properties held for sale at December 31, 2021. Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2021 was comprised of six potential development sites, representing approximately 59 gross acres of undeveloped land on which we believe we have the potential to develop more than 5.5 million rentable square feet, depending upon economic conditions.

As of December 31, 2021, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement (2)	3	1,604,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction (3)	1	96,000
________________________
(1)Estimated rentable square feet upon completion.
(2)Includes the development property acquired in Austin, Texas during the year ended December 31, 2021. Refer to Note 3 “Acquisitions” to our consolidated financial statements included in this report for additional information.
(3)Excludes the two committed redevelopment projects at December 31, 2021, which are included in the stabilized portfolio.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from December 31, 2020 to December 31, 2021:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2020	117	14,620,166
Acquisitions	1	539,226
Completed development properties placed in-service	6	1,109,509
Properties transferred to redevelopment	(1)	(89,990)
Dispositions	(3)	(852,746)
Remeasurement	—	130,363
Total as of December 31, 2021 (1)	120	15,456,528
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2021	12/31/2020	12/31/2019
Greater Los Angeles	55	4,436,656	86.1%	88.1%	95.2%
San Diego County	22	2,426,585	95.9%	85.2%	89.7%
San Francisco Bay Area	34	6,211,875	92.4%	94.5%	95.0%
Greater Seattle	9	2,381,412	97.2%	94.7%	97.7%
Total Stabilized Office Portfolio	120	15,456,528	91.9%	91.2%	94.6%

	Average Occupancy
	Year Ended December 31,
	2021	2020
Stabilized Office Portfolio (1)	91.7%	92.6%
Same Store Portfolio (2)	91.3%	92.4%
Residential Portfolio (3)	78.0%	72.0%
_____________________
(1)    Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy.
(2)    Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2020 and still owned and stabilized as of December 31, 2021. See discussion under “Results of Operations” for additional information.
(3)    Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2020 and still owned and included in the stabilized portfolio as of December 31, 2021, including our 200-unit residential tower in Hollywood, California;

•Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, expenses for certain of our future development projects and the results generated by the following stabilized development properties:

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
◦Two office buildings that were added to the stabilized portfolio in the fourth quarter of 2021;
◦608 residential units at our One Paseo mixed-use project in Del Mar, California that were added to the stabilized portfolio in the third quarter of 2020; and
◦193 residential units at our Jardine project in Hollywood, California that were added to the stabilized portfolio in the second quarter of 2021.

•Acquisition Properties – includes the results, from the date of acquisition through the periods presented, for the one property acquired in the third quarter of 2021; and

•Disposition Properties – includes the results of the one property disposed of in the fourth quarter of 2020, the one property disposed of in the first quarter of 2021, and the two properties disposed of in the fourth quarter of 2021.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of December 31, 2021.

Group	# of Buildings	Rentable Square Feet
Same Store Properties	108	13,350,534
Stabilized Development Properties (1)	11	1,566,768
Acquisition Properties	1	539,226
Total Stabilized Portfolio	120	15,456,528
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development and redevelopment projects and future development projects.

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2021 and 2020.

	Year Ended December 31,		Dollar Change	Percentage Change
	2021	2020
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$628,144	$187,105	$441,039	235.7%
Net income attributable to noncontrolling common units of the Operating Partnership	6,163	2,869	3,294	114.8
Net income attributable to noncontrolling interests in consolidated property partnerships	24,603	17,319	7,284	42.1
Net income	$658,910	$207,293	$451,617	217.9%
Unallocated expense (income):
General and administrative expenses	92,749	99,264	(6,515)	(6.6)
Leasing costs	3,249	4,493	(1,244)	(27.7)
Depreciation and amortization	310,043	299,308	10,735	3.6
Interest income and other net investment gain	(3,916)	(3,424)	(492)	14.4
Interest expense	78,555	70,772	7,783	11.0
Loss on early extinguishment of debt	12,246	—	12,246	100.0
Gains on sales of depreciable operating properties	(463,128)	(35,536)	(427,592)	1,203.3
Net Operating Income, as defined	$688,708	$642,170	$46,538	7.2%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021					2020
	Same Store	Develop-ment	Acquisi-tion	Disposi-tion	Total	Same Store	Develop-ment	Acquisi-tion	Disposi-tion	Total
	(in thousands)
Operating revenues:
Rental income	$797,696	$118,974	$9,908	$22,416	$948,994	$768,864	$35,902	$—	$87,540	$892,306
Other property income	4,856	1,138	40	12	6,046	5,178	576	—	337	6,091
Total	802,552	120,112	9,948	22,428	955,040	774,042	36,478	—	87,877	898,397
Property and related expenses:
Property expenses	140,994	20,249	1,307	3,152	165,702	136,899	8,227	—	9,992	155,118
Real estate taxes	74,865	15,851	840	1,653	93,209	73,605	7,290	—	11,323	92,218
Ground leases	7,390	31	—	—	7,421	8,891	—	—	—	8,891
Total	223,249	36,131	2,147	4,805	266,332	219,395	15,517	—	21,315	256,227
Net Operating Income, as defined	$579,303	$83,981	$7,801	$17,623	$688,708	$554,647	$20,961	$—	$66,562	$642,170

	Year Ended December 31, 2021 as compared to the Year Ended December 31, 2020
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$28,832	3.7%	$83,072	231.4%	$9,908	100.0%	$(65,124)	(74.4)%	$56,688	6.4%
Other property income	(322)	(6.2)%	562	97.6%	40	100.0%	(325)	(96.4)%	(45)	(0.7)%
Total	28,510	3.7%	83,634	229.3%	9,948	100.0%	(65,449)	(74.5)%	56,643	6.3%
Property and related expenses:
Property expenses	4,095	3.0%	12,022	146.1%	1,307	100.0%	(6,840)	(68.5)%	10,584	6.8%
Real estate taxes	1,260	1.7%	8,561	117.4%	840	100.0%	(9,670)	(85.4)%	991	1.1%
Ground leases	(1,501)	(16.9)%	31	100.0%	—	—%	—	—%	(1,470)	(16.5)%
Total	3,854	1.8%	20,614	132.8%	2,147	100.0%	(16,510)	(77.5)%	10,105	3.9%
Net Operating Income, as defined	$24,656	4.4%	$63,020	300.7%	$7,801	100.0%	$(48,939)	(73.5)%	$46,538	7.2%

Net Operating Income increased $46.5 million, or 7.2%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily resulting from:

•An increase of $24.7 million attributable to the Same Store Properties which was driven by the following activity:

•An increase in total operating revenues of $28.5 million, or 3.7%, primarily due to the following:

•$16.6 million increase related to the impact of COVID-19 in 2020, comprised of:

•$16.5 million increase primarily due to lower charges in 2021 against rental income due to tenant creditworthiness considerations;

•$1.7 million increase from the recognition of deferred rent balances associated with tenants restored from a cash basis of revenue recognition to an accrual basis of revenue recognition in 2021; partially offset by

•$1.6 million decrease due to lower parking income due to a reduction in the number of monthly parking spaces rented across all regions;

•$7.5 million increase primarily due to early lease termination fees received in 2021 for one tenant in San Diego County and one tenant in the San Francisco Bay Area;

•$4.4 million increase in the tenant reimbursement component of rental income primarily related to:

•$2.4 million increase due to higher real estate taxes and other various operating expense increases at properties across all regions; and

•$2.0 million increase due to higher occupancy primarily in the Greater Seattle and San Francisco Bay Area regions; partially offset by

•An increase in property and related expenses of $3.9 million primarily due to an increase in reimbursable expenses such as property taxes, security, window cleaning, repairs & maintenance and various other recurring expenses due to various maintenance and other projects that were postponed from 2020 to 2021, partially offset by lower ground rent expense due to the acquisition of the land underlying a historical ground lease in 2020 and lower property taxes at two ground lease properties.

•An increase of $63.0 million attributable to the Development Properties; and

•An increase of $7.8 million attributable to the Acquisition Properties; partially offset by

•A decrease of $48.9 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased by approximately $6.5 million, or 6.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the following:

•A decrease of $4.4 million in compensation related expenses, primarily due to severance costs related to the departure of an executive officer and certain other employees in 2020 offset by increased incentive compensation accruals in 2021 due to the overall performance of the Company; and

•A decrease of $4.8 million due to lower political contributions in 2021; partially offset by

•An increase of $3.0 million primarily due to a settlement payment received in 2020 from a previously disclosed litigation matter, which reduced 2020 legal expenses and additional corporate events and activities in 2021.

Leasing Costs

Leasing costs decreased by $1.2 million, or 27.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a reduction of leasing overhead during the year ended December 31, 2021. See the “Factors that May Influence Future Results of Operations – Information on Leases Commenced and Executed” and “Liquidity and Capital Resources of the Operating Partnership – Liquidity Uses” sections for further information.

Depreciation and Amortization

Depreciation and amortization increased by approximately $10.7 million, or 3.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the following:

•An increase of $23.8 million attributable to the Development Properties;

•An increase of $10.9 million attributable to the Acquisition Properties; partially offset by

•A decrease of $15.7 million attributable to the Disposition Properties; and

•A decrease of $8.3 million attributable to the Same Store Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization and capitalized interest, including capitalized debt discounts and deferred financing cost amortization for the years ended December 31, 2021 and 2020.

	Year Ended December 31,		Dollar Change	Percentage Change
	2021	2020
	($ in thousands)
Gross interest expense	$158,756	$150,325	$8,431	5.6%
Capitalized interest and deferred financing costs	(80,201)	(79,553)	(648)	0.8
Interest expense	$78,555	$70,772	$7,783	11.0%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $8.4 million, or 5.6%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in the average outstanding debt balance for the year ended December 31, 2021.

Capitalized interest and deferred financing costs remained generally consistent for the year ended December 31, 2021 compared to the year ended December 31, 2020. During the years ended December 31, 2021 and 2020, we capitalized interest on in-process development and redevelopment projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development or redevelopment activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs. Refer to “Part I, Item IA. Risk Factors” included in this report for additional information about the potential impact of the COVID-19 pandemic, and restrictions intended to prevents its spread, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Loss on Early Extinguishment of Debt

In October 2021, we early redeemed the $300.0 million aggregate principal amount of our outstanding 3.800% unsecured senior notes that were scheduled to mature on January 15, 2023. In connection with the early redemption, we incurred a $12.2 million loss on early extinguishment of debt comprised of a $12.1 million premium paid to the note holders at the redemption date and a $0.1 million write-off of the unamortized discount and unamortized deferred financing costs.

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $7.3 million, or 42.1%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a new lease at a higher rate at one property held in a property partnership in 2021 and a decrease in charges related to the creditworthiness of certain tenants in 2021. The amounts reported for the years ended December 31, 2021 and 2020 are comprised of the noncontrolling interest’s share of net income for 100 First Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest’s share of net income for Redwood LLC. See Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Results of Operations” in our Form 10-K for the year ended December 31, 2020 for a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2021 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of December 31, 2021, we had approximately $414.1 million in cash and cash equivalents. As of the date of this report, we had $1.1 billion available under our unsecured revolving credit facility and our next debt maturity occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds and there can be no assurances that we will successfully obtain such financings.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, to common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. In 2021, the Company’s distributions exceeded 100% of its taxable income, resulting in a return of capital to its stockholders. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2022. In addition, in the event the Company is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions (or in the event additional legislation is enacted that further modifies or repeals laws with respect to Section 1031 Exchanges), the Company may be required to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 16, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on December 31, 2021 and a corresponding cash distribution of $0.52 per Operating Partnership units is payable to holders of the Operating Partnership’s common limited partnership interests of record on December 31, 2021, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 12, 2022 were $61.2 million.

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

Capitalization

As of December 31, 2021, our total debt as a percentage of total market capitalization was 34.4%, which was calculated based on the closing price per share of the Company’s common stock of $66.46 on December 31, 2021 as shown in the following table:

	Shares/Units at December 31, 2021	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Senior Notes due 2024		$425,000	3.6%
Unsecured Senior Notes due 2025		400,000	3.4%
Unsecured Senior Notes Series A & B due 2026		250,000	2.1%
Unsecured Senior Notes due 2028		400,000	3.4%
Unsecured Senior Notes due 2029		400,000	3.4%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.1%
Unsecured Senior Notes due 2030		500,000	4.2%
Unsecured Senior Notes due 2031		350,000	2.9%
Unsecured Senior Notes due 2032		425,000	3.6%
Unsecured Senior Notes due 2033		450,000	3.7%
Secured debt		249,023	2.0%
Total debt		4,099,023	34.4%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,150,574	76,467	0.6%
Shares of common stock outstanding	116,464,169	7,740,209	65.0%
Total Equity and Noncontrolling Interests in the Operating Partnership		7,816,676	65.6%
Total Market Capitalization		$11,915,699	100.0%
_____________________
(1)Represents gross aggregate principal amount due at maturity before the effect of the following at December 31, 2021: $22.9 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $7.4 million of unamortized discounts for the unsecured senior notes.
(2)As of December 31, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(3)Value based on closing price per share of our common stock of $66.46 as of December 31, 2021.
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

2021 Capital and Financing Transactions

We continue to be active in the capital markets and our capital recycling program to finance potential acquisitions and our development activity, as well as our continued desire to extend our debt maturities. This was primarily a result of the following activity:

Capital Recycling Program

•During the year ended December 31, 2021, we completed the sale of three office buildings in two transactions to unaffiliated third parties for gross sales proceeds totaling approximately $1.12 billion.

Capital Markets / Debt Transactions

•In addition to obtaining funding from our capital recycling program during 2021, we successfully completed the following financing and capital raising activities to fund our continued growth. We continued to strengthen our balance sheet and lower our overall cost of capital.

•Amended and restated the terms of our unsecured revolving credit facility to increase the borrowing capacity from $750.0 million to $1.1 billion, reduce the borrowing costs, extend the maturity date to July 2025, with two six-month extension options, and add a sustainability-linked pricing component whereby the interest rate is lowered by 0.01% if certain sustainability performance targets are met;

•Issued $450.0 million aggregate principal amount of 12-year 2.650% green unsecured senior notes due November 2033 in a registered public offering; and

•Completed the early redemption of all $300.0 million of the Company’s 3.800% unsecured senior notes due January 2023, resulting in a $12.2 million loss on early extinguishment of debt.

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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	750,000
Total borrowing capacity (1)	$1,100,000	$750,000
Interest rate (2)	1.00%	1.14%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025	July 2022
______________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million and $600.0 million as of December 31, 2021 and 2020, respectively, under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 0.900% and LIBOR plus 1.000% as of December 31, 2021 and 2020, respectively.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2021 and 2020, $7.3 million and $2.1 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions, and to potentially repay long-term debt to supplement cash balances given uncertainties and volatility in market conditions.

Capital Recycling Program

As discussed in the section “Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continuously evaluate opportunities for the potential disposition of properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated from the disposition of less strategic or core assets into capital used to finance development and redevelopment expenditures, to fund new acquisitions, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

In connection with our capital recycling strategy, through December 31, 2021, we completed the sale of three properties in two transactions to unaffiliated third parties for gross sales proceeds totaling approximately $1.12 billion through the sale of three office buildings. The taxable gain from the $1.08 billion disposition of one of these office buildings was deferred through a Section 1031 Exchange. The proceeds from the sale were used to fund the acquisition of one operating property, the land underlying a historical ground lease and two development property acquisitions totaling $1.2 billion. During 2020, we completed the sale of one property to an unaffiliated third party for gross sales proceeds totaling approximately $75.9 million. See “—Factors that May Influence Future Operations” and Note 4 “Dispositions” to our consolidated financial statements included in this report for additional information.

We currently anticipate that in 2022 we could raise additional capital through our dispositions program ranging from approximately $200 million to $500 million. However, any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the ongoing COVID-19 pandemic’s impact on economic and market conditions, including the financial markets), and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced June 2018, we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program (see “Note 13. Stockholders’ Equity of the Company” to our consolidated financial statements included in this report for additional information). The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at December 31, 2021.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through December 31, 2021. As of December 31, 2021, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under this program. We did not complete any sales under the program during the year ended December 31, 2021.

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

Unsecured Senior Notes - Registered Offering

In October 2021, the Operating Partnership issued $450.0 million aggregate principal amount of 2.650% senior notes due 2033 in a registered public offering. Interest on the notes is payable semi-annually at a rate of 2.650% per annum on May 15 and November 15 each year, commencing on May 15, 2022, and the notes mature on August 15, 2033. The Operating Partnership intends to allocate an amount equal to the net proceeds from the offering to one or more eligible green projects. Pending the allocation of an amount equal to the net proceeds from the offering to eligible green projects, a portion of the net proceeds were used to early redeem the $300.0 million aggregate principal amount of our outstanding 3.800% unsecured senior notes that were scheduled to mature on January 15, 2023, and the remaining portion of the net proceeds may be used to redeem or repay indebtedness and, to the extent not used for such purpose, for other general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2021 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Senior Notes due 2024	$425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Unsecured Senior Notes due 2033	450,000
Secured Debt	249,023
Total Unsecured and Secured Debt (1)	4,099,023
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(30,273)
Total Debt, Net	$4,068,750
________________________
(1)As of December 31, 2021, there was no outstanding balance on the unsecured revolving credit facility.
(2)Includes $22.9 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $7.4 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2021 and 2020 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate(1)
	December 31, 2021 (2)	December 31, 2020	December 31, 2021 (2)	December 31, 2020
Secured vs. unsecured:
Unsecured	93.9%	93.6%	3.6%	3.8%
Secured	6.1%	6.4%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	—%	—%	—%	—%
Fixed-rate (3)	100.0%	100.0%	3.7%	3.8%
Stated rate (3)			3.7%	3.8%
GAAP effective rate (4)			3.7%	3.8%
GAAP effective rate including debt issuance costs			3.9%	4.0%
________________________
(1)As of the end of the period presented.
(2)As of December 31, 2021 and 2020, there was no outstanding balance on the unsecured revolving credit facility.
(3)Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2021. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of December 31, 2021; (ii) indicates the scheduled interest payments of our fixed-rate debt as of December 31, 2021; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of December 31, 2021. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (2022)	2-3 Years (2023-2024)	4-5 Years (2025-2026)	More than 5 Years (After 2026)	Total
	(in thousands)
Principal payments: secured debt (1)	$5,554	$11,781	$157,563	$74,125	$249,023
Principal payments: unsecured debt (2)	—	425,000	650,000	2,775,000	3,850,000
Interest payments: fixed-rate debt (3)	149,759	298,233	243,514	342,748	1,034,254
Ground lease obligations (4)	6,441	13,027	13,171	373,943	406,582
Lease and other contractual commitments (5)	67,315	—	3,465	—	70,780
Development commitments (6)	358,254	439,000	—	—	797,254
Total	$587,323	$1,187,041	$1,067,713	$3,565,816	$6,407,893
_____________________
(1)Represents gross aggregate principal amount before the effect of deferred financing costs of approximately $0.7 million as of December 31, 2021.
(2)Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $7.4 million and $22.2 million as of December 31, 2021. As of December 31, 2021, there was no outstanding balance on our unsecured revolving credit facility.
(3)As of December 31, 2021, 100.0% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.
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
(6)Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects in the tenant improvement phase and under construction as of December 31, 2021. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2022 (see “—Development” for additional information).

Other Liquidity Uses

Development

As of December 31, 2021, we had two development projects under construction.  These projects have a total estimated investment of approximately $1.0 billion of which we have incurred approximately $257.0 million, net of retention, and committed an additional $743.0 million as of December 31, 2021. In addition, as of December 31, 2021, we had three development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $1.2 billion, of which we have incurred approximately $1.1 billion, net of retention, and committed an additional $158.0 million as of December 31, 2021 . We also had three stabilized development projects with a total estimated investment of $900.0 million, of which $100.0 million to $110.0 million remains to be spent in 2022. We had one redevelopment project under construction as of December 31, 2021, with total estimated incremental development costs of approximately $33.4 million, of which we have incurred approximately $21.1 million, net of retention, and committed an additional $12.3 million as of December 31, 2021. In addition, as of December 31, 2021, we had two projects committed for redevelopment with total estimated incremental redevelopment costs of $36.8 million, of which we have incurred $4.6 million and committed an additional $32.2 million as of December 31, 2021. Including the commitment information in the table above we currently believe we may spend between $550 million to $650 million on development projects throughout 2022. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of the COVID-19 pandemic. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts or on the timeliness currently contemplated, or at all.

Debt Maturities

We believe our conservative leverage, staggered debt maturities and recent unsecured line of credit facility amendment provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Our next debt maturity occurs in December 2024.

Potential Future Acquisitions

During the year ended December 31, 2021, we acquired one operating property, the land underlying a historical ground lease and two development properties in four transactions for a total cash purchase price of $1.16 billion. We did not acquire any operating properties during the year ended December 31, 2020. These transactions were funded through various capital raising activities and liquidity as discussed in “—Liquidity Sources”.

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

Share Repurchases

As of December 31, 2021, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s board of directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

Potential Future Leasing Costs and Capital Improvements

The amounts we incur for tenant improvements and leasing costs depend on leasing activity in each period. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type and condition of the property, the term of the lease, the type of the lease, the involvement of external leasing agents and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. While the COVID-19 pandemic and restrictions intended to prevent its spread remain in effect, there may be a continued lower level of leasing activity when compared to levels prior to the COVID-19 pandemic, particularly if case rates surge again, as a result of the spread of new variants or otherwise.

For properties within our stabilized portfolio, excluding our development properties, we believe we could spend approximately $120 million to $130 million in capital improvements, tenant improvements and leasing costs in 2022, in addition to the lease and contractual commitments included in our contractual obligations table above. The amount we ultimately spend will depend on leasing activity during 2022.

The following table sets forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the years ended December 31, 2021, 2020 and 2019 on a per square foot basis.

	Year Ended December 31,
	2021	2020	2019
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$2.31	$2.31	$1.26
Tenant Improvement and Leasing Costs (2)
Replacement tenant square feet (3)	638,597	375,345	1,228,973
Tenant improvements per square foot commenced	$64.17	$69.26	$47.79
Leasing commissions per square foot commenced	$19.31	$18.88	$18.89
Total per square foot	$83.48	$88.14	$66.68
Renewal tenant square feet	407,988	484,771	797,537
Tenant improvements per square foot commenced	$7.33	$17.35	$13.72
Leasing commissions per square foot commenced	$9.35	$10.10	$11.84
Total per square foot	$16.68	$27.45	$25.56
Total per square foot per year	$8.73	$9.52	$6.45
Average remaining lease term (in years)	6.6	5.7	7.8
_____________________
(1)Excludes development properties and includes 100% of consolidated property partnerships.
(2)Includes tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.
(3)Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot remained consistent in 2021 as compared to 2020. We currently anticipate capital expenditures for 2022 to be consistent with 2021 levels. Replacement tenant improvements and leasing commissions per square foot decreased in 2021 as compared to 2020 primarily due to large leases with long terms commenced in the San Francisco Bay Area and San Diego County regions in 2020. Renewal tenant improvements and leasing commissions per square foot decreased in 2021 as compared to 2020 primarily due to a large lease with a long term renewed in the San Francisco Bay Area in 2020. We currently anticipate tenant improvement and leasing commissions for 2022 to be higher than 2021 levels due to an expected increase in leasing activity as well as the leases executed in prior years; however, ultimate costs incurred will depend upon market conditions in each of our submarkets and actual leasing activity.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured term loan, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of December 31, 2021
Total debt to total asset value	less than 60%	29%
Fixed charge coverage ratio	greater than 1.5x	3.4x
Unsecured debt ratio	greater than 1.67x	3.23x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.89x

Unsecured Senior Notes due 2024, 2025, 2028, 2029, 2030, 2032 and 2033 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	35%
Interest coverage	greater than 1.5x	8.0x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	328%

The Operating Partnership was in compliance with all of its debt covenants as of December 31, 2021. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is as follows:

	Year Ended December 31,
	2021	2020	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$516,403	$455,590	$60,813	13.3%
Net cash used in investing activities	(747,877)	(542,128)	(205,749)	38.0%
Net cash (used in) provided by financing activities	(164,573)	833,324	(997,897)	(119.7)%
Net (decrease) increase in cash and cash equivalents	$(396,047)	$746,786	$(1,142,833)	153.0%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $60.8 million, or 13.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily as a result of an increase in cash Net Operating Income generated from our Same Store Portfolio and stabilized development properties in our Development portfolio, net changes in other operating liabilities relating to the timing of expenditures and a $17.0 million early lease termination fee that remains to be fully recognized through 2024. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $205.7 million, or 38.0%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to acquisitions completed in 2021 and higher expenditures for development properties during the year ended December 31, 2021, partially offset by proceeds received from dispositions during the year ended December 31, 2021.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. During the year ended December 31, 2021, we had next cash used in financing activities of $164.6 million compared to net cash provided by financing activities of $833.3 million for the year ended December 31, 2020 primarily as a result of the net proceeds received from the issuance of common stock and proceeds from the issuance of unsecured debt generated during the year ended December 31, 2020, partially offset by net repayments on the unsecured revolving credit facility and the term loan during the year ended December 31, 2020.

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

The following table presents our FFO for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

	Year ended December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Net income available to common stockholders	$628,144	$187,105	$195,443	$258,415	$151,249
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	6,163	2,869	3,766	5,193	3,223
Net income attributable to noncontrolling interests in consolidated property partnerships	24,603	17,319	16,020	14,318	12,780
Depreciation and amortization of real estate assets	303,799	290,353	268,045	249,882	241,862
Gains on sales of depreciable real estate	(463,128)	(35,536)	(36,802)	(142,926)	(39,507)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(37,267)	(28,754)	(27,994)	(24,391)	(22,820)
Funds From Operations (1) (2)	$462,314	$433,356	$418,478	$360,491	$346,787
____________________
(1)Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $16.5 million, $22.5 million, $19.2 million, $18.4 million and $16.8 million for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Weighted average shares of common stock outstanding	116,429,130	113,241,341	103,200,568	99,972,359	98,113,561
Weighted average common units outstanding	1,150,574	1,854,165	2,023,407	2,052,917	2,133,006
Effect of participating securities – nonvested shares and restricted stock units	769,123	1,137,265	1,118,349	1,142,053	1,196,044
Total basic weighted average shares / units outstanding	118,348,827	116,232,771	106,342,324	103,167,329	101,442,611
Effect of dilutive securities – shares issuable under executed forward equity sale agreements, stock options and contingently issuable shares	519,513	478,281	648,600	510,006	613,770
Total diluted weighted average shares / units outstanding	118,868,340	116,711,052	106,990,924	103,677,335	102,056,381

Inflation

The majority of the Company’s leases require tenants to pay for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation.

New Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report. We did not adopt any new accounting pronouncements during the year ended December 31, 2021.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2021 and 2020, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2020 to December 31, 2021 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Interest Rate Risk

As of December 31, 2021, 100.0% of our total outstanding debt of $4.1 billion (before the effects of debt discounts and deferred financing costs) bore interest at fixed rates since our only variable-rate debt instrument was our unsecured revolving credit facility which had no outstanding balance at December 31, 2021. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured debt, and unsecured revolving credit facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral, amongst other factors. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We calculate the market rate of our unsecured revolving credit facility by obtaining the period-end London Interbank Offered Rate (“LIBOR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured revolving credit facility agreement. The Financial Conduct Authority (the authority that regulates LIBOR) has announced it intends to stop compelling banks to submit rates for the calculation of LIBOR by June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The replacement provisions of our unsecured revolving credit facility permit the use of rates based on SOFR.

We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. See Note 19 “Fair Value Measurements and Disclosures” and Note 2 “Basis of Presentation and Significant Accounting Policies” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2021 and December 31, 2020.

At December 31, 2021, there was no outstanding balance on our $1.1 billion unsecured revolving credit facility; however, it was available for borrowing at the following variable rate: LIBOR plus a spread of 0.90% (weighted average interest rate of 1.00%). As of December 31, 2020, there was no outstanding balance on our unsecured revolving credit facility; however, it was available for borrowing at the following variable rate: LIBOR plus a spread of 1.00% (weighted average interest rate of 1.14%).

The total carrying value of our fixed-rate debt was approximately $4.1 billion and $3.9 billion as of December 31, 2021 and 2020, respectively. The total estimated fair value of our fixed-rate debt was approximately $4.4 billion as of December 31, 2021 and 2020, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $262.7 million, or 6.0%, as of December 31, 2021. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $264.2 million, or 6.0%, as of December 31, 2020.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2021.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Kilroy Realty Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 10, 2022, expressed an unqualified opinion on those financial statements.
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
February 10, 2022

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2021, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2021.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Operating Partnership and our report dated February 10, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2022

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2022.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2022.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2022.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2022.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2022.

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
4.5
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.6
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.7
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.8
Officers’ Certificate, dated November 29, 2018, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.750% Senior Notes due 2028,” including the form of 4.750% Senior Note due 2028 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2018)

4.9
Officers’ Certificate, dated September 17, 2019, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.050% Senior Notes due 2030,” including the form of 3.050% Senior Note due 2030 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 17, 2019)

4.10
Officers’ Certificate, dated August 12, 2020, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “2.500% Senior Notes due 2032,” including the form of 2.500% Senior Note due 2032 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 18, 2020)

4.11
Officers’ Certificate, dated October 7, 2021, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “2.650% Senior Notes due 2033,” including the form of 2.650% Senior Note due 2033 and the form of related guarantee. (previously filed Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 7, 2021)

4.12
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

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
10.15†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.16†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.17†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.18†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi R. Roth effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended March 31, 2021)

10.19†	Kilroy Realty Corporation Director Compensation Policy effective as of April 1, 2018 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2018.
10.20†
Employment Agreement, as amended and restated December 27, 2018, by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.21†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (with retirement as to Time-Based RSUs) (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.22†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.23†
Form of Restricted Stock Unit Agreement for 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2018)

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

10.40
General Partner Guaranty Agreement dated April 28, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2020)

10.41	Third Amended and Restated Guaranty dated as of April 20, 2021 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2021)
10.42	Third Amended and Restated Credit Agreement dated as of April 20, 2021 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2021)
10.43
Underwriting Agreement dated as of September 23, 2021(previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 24, 2021)

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
101.1*
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements(1)

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2022.

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

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	February 10, 2022
John Kilroy
/s/ Michelle Ngo	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 10, 2022
Michelle Ngo
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 10, 2022
Merryl E. Werber
/s/ Edward F. Brennan, PhD	Director	February 9, 2022
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 9, 2022
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 9, 2022
Scott S. Ingraham
/s/ Louisa G. Ritter	Director	February 9, 2022
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 9, 2022
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 9, 2022
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2022.

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

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	February 10, 2022
John Kilroy
/s/ Michelle Ngo	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 10, 2022
Michelle Ngo
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 10, 2022
Merryl E. Werber
/s/ Edward F. Brennan, PhD	Director	February 9, 2022
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 9, 2022
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 9, 2022
Scott S. Ingraham
/s/ Louisa G. Ritter	Director	February 9, 2022
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 9, 2022
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 9, 2022
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021 AND 2020
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Kilroy Realty Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Rental income, deferred revenue related to tenant funded improvements — Ownership of tenant improvements and timing of development property revenue recognition — Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description
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

Given the nature of construction work on large development properties, auditing management’s judgments regarding the determination of the owner of the tenant improvements, when control of the leased space transfers to the tenant and when to begin rental revenue recognition involves especially subjective judgment. Performing audit procedures to evaluate the reasonableness of management’s conclusion on ownership of the tenant improvements, specifically related to whether the tenant improvements are unique to the tenant or reusable by other tenants, as well as the appropriate date for when control of the leased space transfers to the tenant required a high degree of auditor judgment and an increased extent of effort.

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
February 10, 2022
We have served as the Company’s auditor since 1995.

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,731,982	$1,628,848
Buildings and improvements	7,543,585	6,783,092
Undeveloped land and construction in progress	2,017,126	1,778,106
Total real estate assets held for investment	11,292,693	10,190,046
Accumulated depreciation and amortization	(2,003,656)	(1,798,646)
Total real estate assets held for investment, net	9,289,037	8,391,400
CASH AND CASH EQUIVALENTS (Note 22)	414,077	731,991
RESTRICTED CASH (Notes 4 and 22)	13,006	91,139
MARKETABLE SECURITIES (Notes 16 and 19)	27,475	27,481
CURRENT RECEIVABLES, NET (Notes 2 and 6)	14,386	12,007
DEFERRED RENT RECEIVABLES, NET (Notes 2 and 6)	405,665	386,658
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3 and 5)	234,458	210,949
RIGHT OF USE GROUND LEASE ASSETS (Note 18)	127,302	95,523
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	57,991	53,560
TOTAL ASSETS	$10,583,397	$10,000,708
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 8, 9 and 19)	$248,367	$253,582
Unsecured debt, net (Notes 8, 9 and 19)	3,820,383	3,670,099
Accounts payable, accrued expenses and other liabilities (Note 18)	391,264	445,100
Ground lease liabilities (Note 18)	125,550	97,778
Accrued dividends and distributions (Notes 13 and 25)	61,850	59,431
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2, 3, 5 and 10)	171,151	128,523
Rents received in advance and tenant security deposits	74,962	68,874
Total liabilities	4,893,527	4,723,387
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY:
Stockholders’ Equity (Note 13):
Common stock, $.01 par value, 280,000,000 shares authorized, 116,464,169 and 116,035,827 shares issued and outstanding, respectively	1,165	1,160
Additional paid-in capital	5,155,232	5,131,916
Retained earnings (distributions in excess of earnings)	283,663	(103,133)
Total stockholders’ equity	5,440,060	5,029,943
Noncontrolling Interests (Notes 2 and 11):
Common units of the Operating Partnership	53,746	49,875
Noncontrolling interests in consolidated property partnerships	196,064	197,503
Total noncontrolling interests	249,810	247,378
Total equity	5,689,870	5,277,321
TOTAL LIABILITIES AND EQUITY	$10,583,397	$10,000,708
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUES (Note 2):
Rental income (Note 17)	$948,994	$892,306	$826,472
Other property income	6,046	6,091	10,982
Total revenues	955,040	898,397	837,454
EXPENSES:
Property expenses	165,702	155,118	160,037
Real estate taxes	93,209	92,218	78,097
Ground leases (Note 18)	7,421	8,891	8,113
General and administrative expenses (Notes 15 and 19)	92,749	99,264	88,139
Leasing costs	3,249	4,493	7,615
Depreciation and amortization (Notes 2 and 5)	310,043	299,308	273,130
Total expenses	672,373	659,292	615,131
OTHER INCOME (EXPENSES) :
Interest income and other net investment gain (Note 19)	3,916	3,424	4,641
Interest expense (Note 9)	(78,555)	(70,772)	(48,537)
Gains on sales of depreciable operating properties (Note 4)	463,128	35,536	36,802
Loss on early extinguishment of debt (Note 9)	(12,246)	—	—
Total other income (expenses)	376,243	(31,812)	(7,094)
NET INCOME	658,910	207,293	215,229
Net income attributable to noncontrolling common units of the Operating Partnership (Notes 2 and 11)	(6,163)	(2,869)	(3,766)
Net income attributable to noncontrolling interests in consolidated property partnerships (Notes 2 and 11)	(24,603)	(17,319)	(16,020)
Total income attributable to noncontrolling interests	(30,766)	(20,188)	(19,786)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$628,144	$187,105	$195,443
Net income available to common stockholders per share – basic (Note 20)	$5.38	$1.63	$1.87
Net income available to common stockholders per share – diluted (Note 20)	$5.36	$1.63	$1.86
Weighted average shares of common stock outstanding – basic (Note 20)	116,429,130	113,241,341	103,200,568
Weighted average shares of common stock outstanding – diluted (Note 20)	116,948,643	113,719,622	103,849,168

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2018	100,746,988	$1,007	$3,976,953	$(48,053)	$3,929,907	$271,354	$4,201,261
Net income				195,443	195,443	19,786	215,229
Opening adjustment to Distributions in Excess of Earnings upon adoption of ASC 842				(3,146)	(3,146)		(3,146)
Issuance of common stock	5,000,000	50	353,672		353,722		353,722
Issuance of share-based compensation awards			4,664		4,664		4,664
Non-cash amortization of share-based compensation			32,813		32,813		32,813
Exercise of stock options	16,500	—	703		703		703
Settlement of restricted stock units for shares of common stock	463,276	5	(5)		—		—
Repurchase and cancellation of common stock and restricted stock units	(212,477)	(2)	(14,859)		(14,861)		(14,861)
Exchange of common units of the Operating Partnership	2,000	—	78		78	(78)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(12,952)	(12,952)
Adjustment for noncontrolling interest in the Operating Partnership			(3,102)		(3,102)	3,102	—
Dividends declared per share of common stock and common unit $1.91 per share/unit)				(202,711)	(202,711)	(3,864)	(206,575)
BALANCE AS OF DECEMBER 31, 2019	106,016,287	1,060	4,350,917	(58,467)	4,293,510	277,348	4,570,858
Net income				187,105	187,105	20,188	207,293
Issuance of common stock	8,897,110	89	721,576		721,665		721,665
Issuance of share-based compensation awards			4,441		4,441		4,441
Non-cash amortization of share-based compensation			37,624		37,624		37,624
Settlement of restricted stock units for shares of common stock	441,416	4	(4)		—		—
Repurchase of common stock and restricted stock units	(191,699)	(2)	(14,080)		(14,082)		(14,082)
Exchange of common units of the Operating Partnership	872,713	9	37,631		37,640	(37,640)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(15,247)	(15,247)
Adjustment for noncontrolling interest in the Operating Partnership			(6,189)		(6,189)	6,189	—
Dividends declared per share of common stock and common unit ($1.97 per share/unit)				(231,771)	(231,771)	(3,460)	(235,231)
BALANCE AS OF DECEMBER 31, 2020	116,035,827	1,160	5,131,916	(103,133)	5,029,943	247,378	5,277,321
Net income				628,144	628,144	30,766	658,910
Issuance of share-based compensation awards (Note 15)			3,921		3,921		3,921
Non-cash amortization of share-based compensation (Note 15)			40,960		40,960		40,960
Exercise of stock options	9,000	—	383		383		383
Settlement of restricted stock units for shares of common stock (Note 15)	785,805	8	(8)		—		—
Repurchase of common stock and restricted stock units (Note 15)	(366,463)	(3)	(21,885)		(21,888)		(21,888)
Contributions from noncontrolling interests in consolidated property partnerships					—	1,559	1,559
Distributions to noncontrolling interests in consolidated property partnerships					—	(27,601)	(27,601)
Adjustment for noncontrolling interest in the Operating Partnership			(55)		(55)	55	—
Dividends declared per share of common stock and common unit ($2.04 per share/unit) (Notes 13 and 25)				(241,348)	(241,348)	(2,347)	(243,695)
BALANCE AS OF DECEMBER 31, 2021	116,464,169	$1,165	$5,155,232	$283,663	$5,440,060	$249,810	$5,689,870

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$658,910	$207,293	$215,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	303,799	290,353	268,045
Depreciation of non-real estate furniture, fixtures and equipment	6,244	8,955	5,085
Revenue reversals (recoveries) for doubtful accounts, net (Notes 2 and 17)	1,433	18,997	(3,433)
Non-cash amortization of share-based compensation awards (Note 15)	33,800	30,245	27,007
Non-cash amortization of deferred financing costs and net debt discounts	2,831	2,958	1,427
Non-cash amortization of net below market rents (Note 5)	(6,904)	(7,603)	(9,206)
Gains on sales of depreciable operating properties (Note 4)	(463,128)	(35,536)	(36,802)
Loss on early extinguishment of debt (Note 9)	12,246	—	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(17,247)	(17,547)	(19,190)
Straight-line rents	(53,745)	(67,826)	(72,023)
Amortization of right of use ground lease assets	1,241	825	683
Net change in other operating assets	(6,077)	(3,685)	(14,476)
Net change in other operating liabilities	43,000	28,161	24,175
Net cash provided by operating activities	516,403	455,590	386,521
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(586,927)	—	(173,291)
Expenditures for acquisitions of operating properties (Note 3)	(537,429)	—	(186,258)
Expenditures for development and redevelopment properties and undeveloped land	(552,837)	(486,565)	(845,464)
Expenditures for operating properties and other capital assets	(120,611)	(129,500)	(147,687)
Net proceeds received from dispositions (Note 4)	1,048,927	74,937	124,421
Decrease (increase) in acquisition-related deposits	1,000	(1,000)	—
Net cash used in investing activities	(747,877)	(542,128)	(1,228,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock (Note 13)	—	721,665	353,722
Net proceeds from the issuance of unsecured debt (Note 9)	449,807	772,297	499,390
Repayments of unsecured debt (Note 9)	(312,105)	(150,000)	—
Borrowings on unsecured revolving credit facility	—	190,000	1,110,000
Repayments on unsecured revolving credit facility	—	(435,000)	(910,000)
Principal payments and repayments of secured debt (Note 9)	(5,341)	(5,137)	(76,309)
Financing costs	(12,032)	(6,594)	(6,678)
Repurchase of common stock and restricted stock units (Note 15)	(21,888)	(14,082)	(14,556)
Distributions to noncontrolling interests in consolidated property partnerships	(27,601)	(15,247)	(12,952)
Dividends and distributions paid to common stockholders and common unitholders	(237,355)	(224,578)	(196,252)
Proceeds from exercise of stock options	383	—	703
Contributions from noncontrolling interests in consolidated property partnerships	1,559	—	—
Net cash (used in) provided by financing activities	(164,573)	833,324	747,068
Net (decrease) increase in cash and cash equivalents and restricted cash	(396,047)	746,786	(94,690)
Cash and cash equivalents and restricted cash, beginning of year	823,130	76,344	171,034
Cash and cash equivalents and restricted cash, end of year	$427,083	$823,130	$76,344

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations, capital, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2022, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
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

Rental income, deferred revenue related to tenant funded improvements — Ownership of tenant improvements and timing of development property revenue recognition — Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description
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

Given the nature of construction work on large development properties, auditing management’s judgments regarding the determination of the owner of the tenant improvements, when control of the leased space transfers to the tenant and when to begin rental revenue recognition involves especially subjective judgment. Performing audit procedures to evaluate the reasonableness of management’s conclusion on ownership of the tenant improvements, specifically related to whether the tenant improvements are unique to the tenant or reusable by other tenants, as well as the appropriate date for when control of the leased space transfers to the tenant required a high degree of auditor judgment and an increased extent of effort.

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
February 10, 2022
We have served as the Operating Partnership’s auditor since 2010.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2021	December 31, 2020
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,731,982	$1,628,848
Buildings and improvements	7,543,585	6,783,092
Undeveloped land and construction in progress	2,017,126	1,778,106
Total real estate assets held for investment	11,292,693	10,190,046
Accumulated depreciation and amortization	(2,003,656)	(1,798,646)
Total real estate assets held for investment, net	9,289,037	8,391,400
CASH AND CASH EQUIVALENTS (Note 23)	414,077	731,991
RESTRICTED CASH (Notes 4 and 23)	13,006	91,139
MARKETABLE SECURITIES (Notes 16 and 19)	27,475	27,481
CURRENT RECEIVABLES, NET (Notes 2 and 6)	14,386	12,007
DEFERRED RENT RECEIVABLES, NET (Notes 2 and 6)	405,665	386,658
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3 and 5)	234,458	210,949
RIGHT OF USE GROUND LEASE ASSETS (Note 18)	127,302	95,523
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	57,991	53,560
TOTAL ASSETS	$10,583,397	$10,000,708
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 9 and 19)	$248,367	$253,582
Unsecured debt, net (Notes 9 and 19)	3,820,383	3,670,099
Accounts payable, accrued expenses and other liabilities (Note 18)	391,264	445,100
Ground lease liabilities (Note 18)	125,550	97,778
Accrued distributions (Notes 14 and 25)	61,850	59,431
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2, 3, 5 and 10)	171,151	128,523
Rents received in advance and tenant security deposits	74,962	68,874
Total liabilities	4,893,527	4,723,387
COMMITMENTS AND CONTINGENCIES (Note 18)
CAPITAL:
Common units, 116,464,169 and 116,035,827 held by the general partner and 1,150,574 and 1,150,574 held by common limited partners issued and outstanding, respectively (Note 14)	5,493,806	5,079,818
Total partners’ capital	5,493,806	5,079,818
Noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	196,064	197,503
Total capital	5,689,870	5,277,321
TOTAL LIABILITIES AND CAPITAL	$10,583,397	$10,000,708

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2021	2020	2019
REVENUES (Note 2):
Rental income (Note 17)	$948,994	$892,306	$826,472
Other property income	6,046	6,091	10,982
Total revenues	955,040	898,397	837,454
EXPENSES:
Property expenses	165,702	155,118	160,037
Real estate taxes	93,209	92,218	78,097
Ground leases (Note 18)	7,421	8,891	8,113
General and administrative expenses (Notes 15 and 19)	92,749	99,264	88,139
Leasing costs	3,249	4,493	7,615
Depreciation and amortization (Notes 2 and 5)	310,043	299,308	273,130
Total expenses	672,373	659,292	615,131
OTHER INCOME (EXPENSES):
Interest income and other net investment gain (Note 19)	3,916	3,424	4,641
Interest expense (Note 9)	(78,555)	(70,772)	(48,537)
Gains on sales of depreciable operating properties (Note 4)	463,128	35,536	36,802
Loss on early extinguishment of debt (Note 9)	(12,246)	—	—
Total other income (expenses)	376,243	(31,812)	(7,094)
NET INCOME	658,910	207,293	215,229
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	(24,603)	(17,684)	(16,491)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$634,307	$189,609	$198,738
Net income available to common unitholders per unit – basic (Note 21)	$5.38	$1.63	$1.87
Net income available to common unitholders per unit – diluted (Note 21)	$5.36	$1.62	$1.86
Weighted average common units outstanding – basic (Note 21)	117,579,704	115,095,506	105,223,975
Weighted average common units outstanding – diluted (Note 21)	118,099,217	115,573,787	105,872,575

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2018	102,772,275	$4,003,700	$197,561	$4,201,261
Net income		198,738	16,491	215,229
Opening adjustment to Partners’ Capital upon adoption of ASC 842		(3,146)		(3,146)
Issuance of common units	5,000,000	353,722		353,722
Issuance of share-based compensation awards		4,664		4,664
Non-cash amortization of share-based compensation		32,813		32,813
Exercise of stock options	16,500	703		703
Settlement of restricted stock units	463,276	—		—
Repurchase and cancellation of common units and restricted stock units	(212,477)	(14,861)		(14,861)
Distributions to noncontrolling interests in consolidated property partnerships			(12,952)	(12,952)
Distributions declared per common unit ($1.91 per unit)		(206,575)		(206,575)
BALANCE AS OF DECEMBER 31, 2019	108,039,574	4,369,758	201,100	4,570,858
Net income		189,609	17,684	207,293
Issuance of common units	8,897,110	721,665		721,665
Issuance of share-based compensation awards		4,441		4,441
Non-cash amortization of share-based compensation		37,624		37,624
Settlement of restricted stock units	441,416	—		—
Repurchase of common units and restricted stock units	(191,699)	(14,082)		(14,082)
Contributions of noncontrolling interests in consolidated subsidiary		6,034	(6,034)	—
Distributions to noncontrolling interests in consolidated property partnerships			(15,247)	(15,247)
Distributions declared per common unit ($1.97 per unit)		(235,231)		(235,231)
BALANCE AS OF DECEMBER 31, 2020	117,186,401	5,079,818	197,503	5,277,321
Net income		634,307	24,603	658,910
Issuance of share-based compensation awards (Note 15)		3,921		3,921
Non-cash amortization of share-based compensation (Note 15)		40,960		40,960
Exercise of stock options	9,000	383		383
Settlement of restricted stock units (Note 15)	785,805	—		—
Repurchase of common units and restricted stock units (Note 15)	(366,463)	(21,888)		(21,888)
Contributions from noncontrolling interests in consolidated property partnerships		—	1,559	1,559
Distributions to noncontrolling interests in consolidated property partnerships		—	(27,601)	(27,601)
Distributions declared per common unit ($2.04 per unit) (Notes 14 and 25)		(243,695)		(243,695)
BALANCE AS OF DECEMBER 31, 2021	117,614,743	$5,493,806	$196,064	$5,689,870

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$658,910	$207,293	$215,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	303,799	290,353	268,045
Depreciation of non-real estate furniture, fixtures and equipment	6,244	8,955	5,085
Revenue reversals (recoveries) for doubtful accounts, net (Notes 2 and 17)	1,433	18,997	(3,433)
Non-cash amortization of share-based compensation awards (Note 15)	33,800	30,245	27,007
Non-cash amortization of deferred financing costs and net debt discounts	2,831	2,958	1,427
Non-cash amortization of net below market rents (Note 5)	(6,904)	(7,603)	(9,206)
Gains on sales of depreciable operating properties (Note 4)	(463,128)	(35,536)	(36,802)
Loss on early extinguishment of debt (Note 9)	12,246	—	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(17,247)	(17,547)	(19,190)
Straight-line rents	(53,745)	(67,826)	(72,023)
Amortization of right of use ground lease assets	1,241	825	683
Net change in other operating assets	(6,077)	(3,685)	(14,476)
Net change in other operating liabilities	43,000	28,161	24,175
Net cash provided by operating activities	516,403	455,590	386,521
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(586,927)	—	(173,291)
Expenditures for acquisitions of operating properties (Note 3)	(537,429)	—	(186,258)
Expenditures for development and redevelopment properties and undeveloped land	(552,837)	(486,565)	(845,464)
Expenditures for operating properties and other capital assets	(120,611)	(129,500)	(147,687)
Net proceeds received from dispositions (Note 4)	1,048,927	74,937	124,421
Decrease (increase) in acquisition-related deposits	1,000	(1,000)	—
Net cash used in investing activities	(747,877)	(542,128)	(1,228,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common units (Note 14)	—	721,665	353,722
Net proceeds from the issuance of unsecured debt (Note 9)	449,807	772,297	499,390
Repayments of unsecured debt (Note 9)	(312,105)	(150,000)	—
Borrowings on unsecured revolving credit facility	—	190,000	1,110,000
Repayments on unsecured revolving credit facility	—	(435,000)	(910,000)
Principal payments and repayments of secured debt (Note 9)	(5,341)	(5,137)	(76,309)
Financing costs	(12,032)	(6,594)	(6,678)
Repurchase of common units and restricted stock units (Note 15)	(21,888)	(14,082)	(14,556)
Distributions to noncontrolling interests in consolidated property partnerships	(27,601)	(15,247)	(12,952)
Distributions paid to common unitholders	(237,355)	(224,578)	(196,252)
Proceeds from exercise of stock options	383	—	703
Contributions from noncontrolling interests in consolidated property partnerships	1,559	—	—
Net cash (used in) provided by financing activities	(164,573)	833,324	747,068
Net (decrease) increase in cash and cash equivalents and restricted cash	(396,047)	746,786	(94,690)
Cash and cash equivalents and restricted cash, beginning of year	823,130	76,344	171,034
Cash and cash equivalents and restricted cash, end of year	$427,083	$823,130	$76,344

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2021:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)(1)	Percentage Leased (unaudited)
Stabilized Office Properties (2)	120	15,456,528	422	91.9%	93.9%
_______________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2021 Average Occupancy (unaudited)
Stabilized Residential Properties	3	1,001	78.0%

Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction, or in the tenant improvement phase, redevelopment properties under construction, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

During the year ended December 31, 2021, we added four development projects to our stabilized portfolio consisting of six buildings totaling 1,109,509 square feet of office and life science space in San Diego and South San Francisco, California and 193 residential units in Hollywood, California. We did not have any properties held for sale at December 31, 2021. As of December 31, 2021, the following properties were excluded from our stabilized portfolio.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Properties/Projects	Estimated Rentable Square Feet (1) (unaudited)
In-process development projects - tenant improvement (2)	3	1,604,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction (3)	1	96,000
____________________
(1)Estimated rentable square feet upon completion.
(2)Includes the development property acquired in Austin, Texas during the year ended December 31, 2021. Refer to Note 3 “Acquisitions” for additional information.
(3)Excludes the two committed redevelopment projects at December 31, 2021, which are included in the stabilized portfolio since construction has not commenced.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2021 was comprised of six future development sites, representing approximately 59 gross acres of undeveloped land.

As of December 31, 2021, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of nine stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington, and one development project in the tenant improvement phase located in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2021, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of December 31, 2021, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

As of December 31, 2021, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of December 31, 2021 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Partially Owned Entities and Variable Interest Entities

At December 31, 2021 and 2020, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2021 and 2020, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of December 31, 2021, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $462.3 million (of which $377.9 million related to real estate held for investment), approximately $28.1 million and approximately $190.7 million, respectively. At December 31, 2020, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $469.3 million (of which $394.6 million related to real estate held for investment on our consolidated balance sheet), approximately $33.9 million and approximately $191.9 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2021 or 2020.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
COVID-19 Lease Modification Accounting Relief

The global impact of the COVID-19 pandemic continues to evolve rapidly. In 2020, all of the states where we own properties and/or have development projects, reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue. While most of these restrictions were lifted in 2021, the COVID-19 pandemic continued to have an impact on our business, as well as that of our tenants.

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

Significant Accounting Policies

Revenue Recognition

Rental revenue for office, life science and retail operating properties is our principal source of revenue. We recognize revenue from base rent (fixed lease payments), additional rent (variable lease payments, which consist of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs), parking and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of the amount due is probable. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

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

When a lease is amended, which may occur from time to time, we need to determine whether (1) an additional right of use not included in the original lease is being granted as a result of the modification, and (2) there is an increase in the lease payments that is commensurate with the standalone price for the additional right of use. If both of those conditions are met, the amendment is accounted for as a separate lease contract. If either of those conditions are not met, the amendment is accounted for as a lease modification. Most of our lease amendments are accounted for as a modification of our operating leases which will likely require us to reassess both the lease term and fixed lease payments, including considering any prepaid or deferred rent receivables relating to the original lease, as a part of the lease payments for the modified lease.

Termination options in some of our leases allow the tenant to terminate the lease, in part or in whole, prior to the end of the lease term under certain circumstances. Termination options require advance notification from the tenant and payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the net book value of lease inception costs such as commissions, tenant improvements and lease incentives. Termination fee income, included in rental income, is recognized on a straight-line basis from the date of notification of early termination through lease expiration when the amount of the fee is determinable and collectability of the fee is probable. This fee income is reduced on a straight-line basis by any deferred rent receivable related to the lease projected at the date of tenant vacancy.

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

Other Property Income

Other property income primarily includes amounts recorded in connection with transient daily parking, tenant bankruptcy settlement payments, broken deal income and property damage settlement related payments. Other property income also includes miscellaneous income from tenants, restoration fees and fees for late rental payments. Amounts recorded within other property income fall within the scope of ASC Topic 606 “Revenue from Contracts with Customers” and are recognized as revenue at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Uncollectible Lease Receivables and Allowances for Tenant and Deferred Rent Receivables

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected. These allowances are increased or decreased through rental income, and our determination of the adequacy of the Company’s allowances for tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. Such assessment involves using a methodology that incorporates a specific identification analysis and an aging analysis and considers the current economic and business environment. This determination requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, including deferred revenue, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. If the collectability determination subsequently changes to being probable of collection for leases for which revenue is recorded based on cash received from the tenant, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances, as if revenue had been recorded on a straight-line basis since the inception of the lease.

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

When evaluating properties to be held and used for potential impairment, we first evaluate whether there are any indicators of impairment for any of our properties. If any impairment indicators are present for a specific property, we then evaluate the regional market conditions that could reasonably affect the property. If there are negative changes and trends in that regional market, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the property to the property’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the property, we perform an impairment loss calculation to determine if the fair value of the property is less than the net carrying value of the property. Our impairment loss calculation compares the net carrying amount of the property to the property’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
party valuations or appraisals. We would recognize an impairment loss if the property's net carrying amount exceeds the property's estimated fair value. If we were to recognize an impairment loss, the estimated fair value of the property becomes its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset.

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

Depreciation and Amortization of Buildings and Improvements

The costs of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements for the three years ended December 31, 2021, 2020, and 2019 was $256.3 million, $244.8 million, and $211.9 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
____________________
(1)Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Dispositions and Discontinued Operations

A real estate asset is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset, if material, separately on the balance sheet as held for sale and we would cease to

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2021 and 2020, we did not have any properties classified as held for sale.

Property disposals representing a strategic shift that have (or will have) a major effect on the Company’s operations and financial results, such as a major line of business, a major geographical area or a major equity investment, are required to be presented as discontinued operations. If we were to determine that a property disposition represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions of the property would be recorded in discontinued operations for all periods presented through the date of the applicable disposition. The operations of the properties sold during the years ended December 31, 2021, 2020 and 2019 are presented in continuing operations as they did not represent a strategic shift in the Company’s operations and financial results.

The net gains (losses) on dispositions of non-depreciable real estate property, including land, are reported in the consolidated statements of operations as gains (losses) on sale of land within continuing operations in the period the land is sold. The net gains (losses) on dispositions of depreciable real estate property are reported in the consolidated statements of operations as gains (losses) on sales of depreciable operating properties within continuing operations in the period the property is sold.

Cash and Cash Equivalents

We consider all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges, and cash held in escrow related to acquisition and disposition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements and property taxes and cash investments with original maturities greater than 3 months. As of December 31, 2020, we had $74.9 million of restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges. In January 2021, the Section 1031 Exchange was terminated and the cash proceeds were released from the qualified intermediary. We did not have any cash held at qualified intermediaries at December 31, 2021.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the statement of cash flows. Deferred leasing costs consist of leasing commissions paid to external third party brokers and lease incentives, and are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. We may reevaluate the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change. If we determine that the estimated remaining life of a lease has changed, we adjust the amortization period accordingly. Fully amortized deferred leasing costs are written off each quarter.

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

We generally determine the fair value of our secured debt, unsecured debt and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We calculate the market rate of our unsecured line of credit by obtaining the period-end London Interbank Offered Rate (“LIBOR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured line of credit agreement. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available.

Carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2021, 2020 and 2019, and we were not subject to any federal income taxes (see Note 24 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiaries, which were formed in 2002, 2018, 2019, and 2020 are subject to federal, state, and local income taxes. For the years ended December 31, 2021, 2020 and 2019 the taxable REIT subsidiaries had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2021 or 2020. As of December 31, 2021, the years still subject to audit are 2017 through 2021 under the California state income tax law and 2018 through 2021 under the federal income tax law.

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

Concentration of Credit Risk

All of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of the ownership and operation of nine office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington, and one development project in the tenant improvement phase located in Austin, Texas. The ability of tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which our tenants operate.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2021 and 2020, we had cash accounts in excess of FDIC insured limits.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Acquisitions

Operating Property Acquisitions

During the year ended December 31, 2021, we acquired the operating property listed below from an unrelated third party. We did not acquire any operating properties during the year ended December 31, 2020.

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet (unaudited)	Purchase Price (in millions) (1)
2021 Acquisition
2001 West 8th Avenue, Seattle, WA (2)	September 17, 2021	1	539,226	$490.0
________________________
(1)Excludes acquisition-related costs.
(2)The results of operations for the property acquired during 2021 contributed $9.9 million to revenue and a net loss of $3.1 million for the year ended December 31, 2021 primarily due to the amortization of in-place leases acquired.

The related assets, liabilities and results of operations of the acquired property are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed at the acquisition date for our 2021 operating property acquisition:

Total 2021 Operating Property Acquisition
Assets
Land and improvements	$84,033
Buildings and improvements (1)	370,967
Deferred leasing costs and acquisition-related intangible assets (2)	49,882
Total assets acquired	$504,882
Liabilities
Acquisition-related intangible liabilities (3)	$15,112
Total liabilities assumed	$15,112
Net assets acquired	$489,770
________________________
(1)Represents buildings, building improvements and tenant improvements.
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

In addition to the operating property acquisition listed above, during 2021, we completed the acquisition of the land that was subject to a ground lease underlying our operating property at 601 108th Avenue NE in Bellevue, Washington for $47.0 million.

The 2021 acquisitions were funded with proceeds from the operating property disposition completed during the three months ended March 31, 2021 that were temporarily being held by a qualified intermediary, at our discretion, for the purpose of facilitating a Section 1031 Exchange.

Development Project Acquisitions

During the year ended December 31, 2021, we acquired the following development properties in two transactions from unrelated third parties. The acquisitions were funded with the proceeds from the operating property disposition completed during the three months ended March 31, 2021 that were temporarily being held by a qualified intermediary, at our discretion, for the purpose of facilitating a Section 1031 Exchange. We did not acquire any development sites during the year ended December 31, 2020.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Project	Date of Acquisition	City/Submarket	Purchase Price (in millions) (1)
2021 Acquisitions
2045 Pacific Highway, San Diego, CA (2)	June 22, 2021	Little Italy	$42.0
200 W. 6th Street, Austin, TX (3)	June 23, 2021	Austin CBD	580.2
Total 2021 Acquisitions			$622.2
_______________________
(1)Excludes acquisition-related costs.
(2)This property was added to our future development pipeline. In connection with this acquisition, we also recorded $5.2 million of environmental remediation liabilities as of the date of acquisition, which is not included in the purchase price above.
(3)This property was added to the tenant improvement phase as it was acquired upon completion of core/shell. In connection with this acquisition, we assumed the underlying ground lease for the property and recorded a right of use ground lease asset and ground lease liability of $46.4 million. We evaluated the ground lease and concluded it met the criteria to be classified as an operating lease. The discount rate used in determining the present value of the minimum future lease payments was 3.97%. Refer to Note 18 “Commitments and Contingencies” for further discussion of the Company’s ground lease obligations.

Acquisition Costs

During the years ended December 31, 2021, 2020, and 2019, we capitalized $1.3 million, $0.3 million, and $1.6 million, respectively, of acquisition costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.        Dispositions

Operating Property Dispositions

The following table summarizes the operating properties sold during the years ended December 31, 2021, 2020 and 2019:

Location	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2021 Dispositions
1800 Owens Street, San Francisco, CA (The Exchange on 16th)	March	1	750,370	$1,081.5
13280 & 13290 Evening Creek Drive South, San Diego, CA	December	2	102,376	37.0
Total 2021 Dispositions		3	852,746	$1,118.5

2020 Dispositions
331 Fairchild Drive, Mountain View, CA	December	1	87,147	$75.9
Total 2020 Dispositions		1	87,147	$75.9

2019 Dispositions
2829 Townsgate Road, Thousand Oaks, CA	May	1	84,098	$18.3
2211 Michelson Drive, Irvine, CA	October	1	271,556	115.5
Total 2019 Dispositions		2	355,654	$133.8

____________________
(1)Represents gross sales price before broker commissions and closing costs.

The total gains on the sales of the operating properties sold during the years ended December 31, 2021, 2020 and 2019 were $463.1 million, $35.5 million and $36.8 million, respectively.

Restricted Cash Related to Dispositions

As of December 31, 2020, approximately $74.9 million of net proceeds related to the operating property disposition during the year ended December 31, 2020 were temporarily being held at a qualified intermediary at our direction, for the purpose of facilitating a Section 1031 Exchange, and included in restricted cash on our consolidated balance sheets. During January 2021, the Section 1031 Exchange was terminated and the cash proceeds were released from the qualified intermediary. There was no cash held at qualified intermediaries as of December 31, 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, and in-place leases) and intangible liabilities (acquired value of below-market operating leases) as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$285,247	$300,556
Accumulated amortization	(107,329)	(104,277)
Deferred leasing costs, net	177,918	196,279
Above-market operating leases	260	—
Accumulated amortization	(8)	—
Above-market operating leases, net	252	—
In-place leases	80,782	40,323
Accumulated amortization	(24,494)	(25,653)
In-place leases, net	56,288	14,670
Total deferred leasing costs and acquisition-related intangible assets, net	$234,458	$210,949
Acquisition-related Intangible Liabilities, net: (1)
Below-market operating leases	$32,953	$26,405
Accumulated amortization	(10,700)	(13,060)
Below-market operating leases, net	22,253	13,345
Total acquisition-related intangible liabilities, net	$22,253	$13,345
____________________
(1)Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Deferred leasing costs (1)	$32,472	$33,624	$35,779
Above-market operating leases (2)	8	495	192
In-place leases (1)	14,562	11,759	18,615
Below-market operating leases (3)	(6,912)	(10,748)	(9,398)
Total	$40,130	$35,130	$45,188
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
(3)    The amortization of below-market operating leases is recorded as an increase to rental income in the consolidated statements of operations for the periods presented.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2021 for future periods:

Year	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Operating Leases (2)
	(in thousands)
2022	$29,959	$31	$31,016	$(10,408)
2023	25,432	31	11,802	(4,356)
2024	22,380	31	2,962	(1,496)
2025	20,363	31	2,927	(1,475)
2026	17,729	31	2,605	(1,379)
Thereafter	62,055	97	4,976	(3,139)
Total	$177,918	$252	$56,288	$(22,253)
____________________
(1)Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.
(2)Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Current receivables	$16,448	$13,806
Allowance for uncollectible tenant receivables (1)	(2,062)	(1,799)
Current receivables, net	$14,386	$12,007
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for uncollectible tenant receivables for additional information regarding changes in our allowance for uncollectible tenant receivables.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Deferred rent receivables	$406,277	$387,462
Allowance for deferred rent receivables (1)	(612)	(804)
Deferred rent receivables, net	$405,665	$386,658
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for deferred rent receivables for additional information regarding changes in our allowance for deferred rent receivables.

7.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$42,760	$43,367
Prepaid expenses and deferred financing costs, net	12,564	6,481
Other assets	2,667	3,712
Total prepaid expenses and other assets, net	$57,991	$53,560

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

The Company generally guarantees all the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility and all of the unsecured senior notes. At December 31, 2021 and 2020, the Operating Partnership had $3.8 billion and $3.7 billion, respectively, outstanding in total, including unamortized discounts and deferred financing costs, under these unsecured debt obligations.

In addition, although the remaining $0.2 billion and $0.3 billion of the Operating Partnership’s debt as of December 31, 2021 and 2020, respectively, is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

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

9.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2021 and 2020:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2021	2020
				(in thousands)
Mortgage note payable	3.57%	3.57%	December 2026	$163,435	$166,776
Mortgage note payable (3)	4.48%	4.48%	July 2027	85,588	87,589
Total secured debt				$249,023	$254,365
Unamortized deferred financing costs				(656)	(783)
Total secured debt, net				$248,367	$253,582
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

The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $212.0 million as of December 31, 2021.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2021, all of the Operating Partnership’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

Unsecured Senior Notes - Registered Offerings

In October 2021, the Operating Partnership issued $450.0 million aggregate principal amount of green unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of an initial issuance discount of $0.2 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on November 15, 2033, require semi-annual interest payments each May and November based on a stated annual interest rate of 2.650%. The Operating Partnership may redeem the notes at any time prior to August 15, 2033, either in whole or in part, subject to the payment of an early redemption premium prior to a par call option period commencing three months prior to maturity.

In October 2021, the Operating Partnership used a portion of the net proceeds from the issuance of the $450.0 million, 2.650% green unsecured senior notes to early redeem, at our option, the $300.0 million aggregate principal amount of our outstanding 3.800% unsecured senior notes that were scheduled to mature on January 15, 2023. In connection with the early redemption, we incurred a $12.2 million loss on early extinguishment of debt comprised of a $12.1 million premium paid to the note holders at the redemption date and a $0.1 million write-off of the unamortized discount and unamortized deferred financing costs.

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

Unsecured Senior Notes - Private Placement

In April 2020, the Operating Partnership entered into a Note Purchase Agreement in connection with the issuance and sale of $350.0 million principal amount of the Operating Partnership’s 4.270% Senior Notes due January 31, 2031 (the “Notes due 2031”), pursuant to a private placement. The Notes due 2031 mature on their due date, unless earlier redeemed or prepaid pursuant to the terms of the Note Purchase Agreement. Interest on the Notes is payable semi-annually in arrears in April and October of each year.

Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership and outstanding, including the issuances noted above, and including unamortized discounts of $7.4 million and $8.3 million and unamortized deferred financing costs of $22.2 million and $21.6 million as of December 31, 2021 and 2020, respectively:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Net Carrying Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2021	2020
					(in thousands)
2.650% Unsecured Senior Notes (2)	October 2021	November 2033	2.650%	2.654%	$450,000	$—
Unamortized discount and deferred financing costs					(4,117)	—
Net carrying amount					$445,883	$—

2.500% Unsecured Senior Notes (2)	August 2020	November 2032	2.500%	2.560%	$425,000	$425,000
Unamortized discount and deferred financing costs					(5,802)	(6,332)
Net carrying amount					$419,198	$418,668

4.270% Unsecured Senior Notes (3)	April 2020	January 2031	4.270%	4.270%	$350,000	$350,000
Unamortized discount and deferred financing costs					(1,644)	(1,825)
Net carrying amount					$348,356	$348,175

3.050% Unsecured Senior Notes (4)	September 2019	February 2030	3.050%	3.064%	$500,000	$500,000
Unamortized discount and deferred financing costs					(4,814)	(5,399)
Net carrying amount					$495,186	$494,601

4.750% Unsecured Senior Notes (5)	November 2018	December 2028	4.750%	4.800%	$400,000	$400,000
Unamortized discount and deferred financing costs					(3,457)	(3,952)
Net carrying amount					$396,543	$396,048

4.350% Unsecured Senior Notes (3)	October 2018	October 2026	4.350%	4.350%	$200,000	$200,000
Unamortized discount and deferred financing costs					(837)	(1,012)
Net carrying amount					$199,163	$198,988

4.300% Unsecured Senior Notes (3)	July 2018	July 2026	4.300%	4.300%	$50,000	$50,000
Unamortized discount and deferred financing costs					(202)	(246)
Net carrying amount					$49,798	$49,754

3.450% Unsecured Senior Notes (5)	December 2017	December 2024	3.450%	3.470%	$425,000	$425,000
Unamortized discount and deferred financing costs					(1,734)	(2,321)
Net carrying amount					$423,266	$422,679

3.450% Unsecured Senior Notes (6)	February 2017	February 2029	3.450%	3.450%	$75,000	$75,000
Unamortized discount and deferred financing costs					(304)	(347)
Net carrying amount					$74,696	$74,653

3.350% Unsecured Senior Notes (6)	February 2017	February 2027	3.350%	3.350%	$175,000	$175,000
Unamortized discount and deferred financing costs					(594)	(709)
Net carrying amount					$174,406	$174,291

4.375% Unsecured Senior Notes (7)	September 2015	October 2025	4.375%	4.444%	$400,000	$400,000
Unamortized discount and deferred financing costs					(2,077)	(2,631)
Net carrying amount					$397,923	$397,369

4.250% Unsecured Senior Notes (4)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(4,035)	(4,567)
Net carrying amount					$395,965	$395,433

3.800% Unsecured Senior Notes (8)	January 2013	January 2023	3.800%	3.800%	$—	$300,000
Unamortized discount and deferred financing costs					—	(560)
Net carrying amount					$—	$299,440

Total Unsecured Senior Notes, Net					$3,820,383	$3,670,099

____________________
(1)Represents the effective interest rate including the amortization of initial issuance discounts, excluding the amortization of deferred financing costs.
(2)Interest on these notes is payable semi-annually in arrears on May 15th and November 15th of each year.
(3)Interest on these notes is payable semi-annually in arrears on April 18th and October 18th of each year.
(4)Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.
(5)Interest on these notes is payable semi-annually in arrears on June 15th and December 15th of each year.
(6)Interest on these notes is payable semi-annually in arrears on February 17th and August 17th of each year.
(7)Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.
(8)Interest on these notes was payable semi-annually in arrears on January 15th and July 15th of each year. In October 2021, the Operating Partnership early redeemed these notes.

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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	750,000
Total borrowing capacity (1)	$1,100,000	$750,000
Interest rate (2)	1.00%	1.14%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025	July 2022
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million and $600.0 million as of December 31, 2021 and 2020, respectively, under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 0.900% and LIBOR plus 1.000% as of December 31, 2021 and 2020, respectively.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2021 and 2020, $7.3 million and $2.1 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt and to supplement cash balances given uncertainties and volatility in market conditions.

In August 2020, the Company repaid in full its $150.0 million unsecured term loan facility, which had a contractual interest rate of LIBOR plus 1.100% and was scheduled to mature in July 2022.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2021 and 2020.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments as of December 31, 2021:

Year	(in thousands)
2022	$5,554
2023	5,775
2024	431,006
2025	406,246
2026	401,317
Thereafter	2,849,125
Total aggregate principal value (1)	$4,099,023
________________________
(1)     Includes gross principal balance of outstanding debt before the effect of the following at December 31, 2021: $22.9 million of unamortized deferred financing costs for the unsecured senior notes and secured debt and $7.4 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount/premium and deferred financing cost amortization, net of capitalized interest, for the years ended December 31, 2021, 2020 and 2019. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Gross interest expense	$158,756	$150,325	$129,778
Capitalized interest and deferred financing costs	(80,201)	(79,553)	(81,241)
Interest expense	$78,555	$70,772	$48,537

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Deferred Revenue and Acquisition-Related Intangible Liabilities, net

Deferred revenue and acquisition-related intangible liabilities, net consisted of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$108,002	$88,645
Other deferred revenue	40,896	26,533
Acquisition-related intangible liabilities, net (1)	22,253	13,345
Total	$171,151	$128,523
_____________________
(1)See Note 5 “Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net” for additional information regarding our acquisition-related intangible liabilities.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2021, 2020, and 2019, $16.5 million, $22.5 million and $19.2 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2021 for the next five years and thereafter:

Year Ending	(in thousands)
2022	$18,331
2023	16,620
2024	14,483
2025	11,771
2026	10,148
Thereafter	36,649
Total	$108,002

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned a 99.0% common general partnership interest in the Operating Partnership as of December 31, 2021 and 2020. The remaining 1.0% common limited partnership interest as of December 31, 2021 and 2020 was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors, executive officers and directors as of December 31, 2021 and 2020, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $76.2 million and $65.4 million as of December 31, 2021 and 2020, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

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
The noncontrolling interests in 100 First LLC and 303 Second LLC as of December 31, 2021 and 2020 were $190.7 million and $191.9 million, respectively. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $5.4 million and $5.6 million as of December 31, 2021 and 2020, respectively.

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

In July 2019, the Company physically settled forward equity sale agreements entered into in August 2018 with certain financial institutions acting as forward purchasers in connection with an offering of 5,000,000 shares of common stock at an initial gross offering price of $360.5 million, or $72.10 per share, before underwriting discounts, commissions and offering expenses. Upon settlement, the Company issued 5,000,000 shares of common stock for net proceeds of $354.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership.

At-The-Market Stock Offering Programs

Under our current at-the-market stock offering program, which commenced in June 2018, we may offer and sell shares of our common stock having an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. Since commencement of the at-the-market program through December 31, 2021, we have sold 3,594,576 shares of common stock. The Company did not complete any direct sales of common stock under the program during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million. Actual future sales will depend upon a variety of factors, including, but not limited to, market conditions, the trading price of the Company's common stock and our capital needs. We have no obligation to sell the remaining shares available for sale.

During the year ended December 31, 2019, we executed various 12-month forward equity sale agreements under the at-the-market program with financial institutions acting as forward purchasers to sell 3,147,110 shares of common stock at a weighted average sales price of $80.08 per share before underwriting discounts, commissions and offering expenses. The Company did not receive any proceeds from the sale of its shares of common stock by forward purchasers at the time of sale. In March 2020, the Company physically settled all forward equity sale agreements entered into in 2019. Upon settlement, the Company issued 3,147,110 shares of common stock for net proceeds of $247.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership. We did not enter into any forward equity sale agreements under our at-the-market program during the years ended December 31, 2021 and 2020.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth information regarding settlements of forward equity sale agreements under our at-the-market offering program for the year ended December 31, 2020:

Year Ended December 31, 2020
(in millions, except share and per share data)
Shares of common stock sold during the period	3,147,110
Weighted average price per share of common stock	$80.08
Aggregate gross proceeds	$252.0
Aggregate net proceeds after selling commissions	$247.3

The proceeds from sales were used to fund development expenditures and general corporate purposes.

Common Stock Repurchases

As of December 31, 2021, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s board of directors in 2016. The Company did not repurchase shares of common stock under this program during the three years ended December 31, 2021, 2020 and 2019.

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock and noncontrolling units as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$60,561	$58,018
Noncontrolling common unitholders of the Operating Partnership	598	575
RSU holders (1)	691	838
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	$61,850	$59,431
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based and Other Compensation” for additional information).

	December 31,
	2021	2020
Outstanding Shares and Units:
Common stock	116,464,169	116,035,827
Noncontrolling common units	1,150,574	1,150,574
RSUs (1)	1,292,802	1,638,026
_____________________
(1)The amount includes nonvested RSUs. Does not include 976,464 and 873,709 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2021 and 2020, respectively. Refer to Note 15 “Share-Based and Other Compensation” for additional information.

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

At-The-Market Stock Offering Program

The Company did not issue any shares of common stock under its at-the-market stock offering program and did not contribute any shares of common stock to the Operating Partnership during the year ended December 31, 2021. In March 2020, the Company physically settled all forward equity sale agreements entered into in 2019. Upon settlement, the Company issued 3,147,110 shares of common stock for net proceeds of $247.3 million and contributed the net proceeds to the Operating Partnership in exchange for an equal number of units in the Operating Partnership. The Company did not issue any shares of common stock under its at-the-market programs and did not contribute any shares of common stock to the Operating Partnership during the year ended December 31, 2019. See Note 13 “Stockholders’ Equity of the Company” for additional information. The net offering proceeds contributed by the Company to the Operating Partnership in exchange for common units for the year ended December 31, 2020 are as follows:

Year Ended December 31, 2020
(in millions except share and per share data)
Shares of common stock contributed by the Company	3,147,110
Common units exchanged for shares of common stock by the Company	3,147,110
Aggregate gross proceeds	$252.0
Aggregate net proceeds after selling commissions	$247.3

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	December 31, 2021	December 31, 2020
Company owned common units in the Operating Partnership	116,464,169	116,035,827
Company owned general partnership interest	99.0%	99.0%
Noncontrolling common units of the Operating Partnership	1,150,574	1,150,574
Ownership interest of noncontrolling interest	1.0%	1.0%

For a further discussion of the noncontrolling common units during the years ended December 31, 2021 and 2020, refer to Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Distributions

The following tables summarize accrued distributions for the noted common units as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Distributions payable to:
General partner	$60,561	$58,018
Common limited partners	598	575
RSU holders (1)	691	838
Total accrued distributions to common unitholders	$61,850	$59,431
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based and Other Compensation” for additional information).

	December 31, 2021	December 31, 2020
Outstanding Units:
Common units held by the general partner	116,464,169	116,035,827
Common units held by the limited partners	1,150,574	1,150,574
RSUs (1)	1,292,802	1,638,026
_____________________
(1)Does not include 976,464 and 873,709 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2021 and 2020, respectively. Refer to Note 15 “Share-Based and Other Compensation” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Share-Based and Other Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of December 31, 2021, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. As of December 31, 2021, approximately 1.4 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

The Executive Compensation Committee of the Company’s Board of Directors (the “Executive Compensation Committee”) may grant the following share-based awards to eligible individuals, as provided under the 2006 Plan: incentive stock options, nonqualified stock options, restricted stock (nonvested shares), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units (“RSUs”), profit interest units, performance bonus awards, performance-based awards and other incentive awards. For each award granted under our share-based incentive compensation programs, the Operating Partnership simultaneously issues to the Company a number of common units equal to the number of shares of common stock ultimately paid by the Company in respect of such awards. The Executive Compensation Committee generally grants awards to certain officers of the Company under the 2006 Plan annually in January and/or February of RSUs that are subject to market and/or performance-based vesting requirements and RSUs that are subject to time-based vesting requirements.

2021, 2020 and 2019 Annual Performance-Based RSU Grants

During each of the three years in the period ended December 31, 2021, the Executive Compensation Committee granted awards to certain officers of the Company under the 2006 Plan that are subject to market and/or performance based vesting requirements (“Performance-Based RSUs”). The Performance-Based RSUs are scheduled to vest at the end of a three year period consisting of calendar years 2021-2023, 2020-2022 and 2019-2021 for the awards granted during the years ended December 31, 2021, 2020, and 2019, respectively. A target number of Performance-Based RSUs were awarded, and the final number of Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) during the first calendar year of the respective awards’ three year performance measurement period, the achievement of pre-set FFO per share goals that applies to 100% of the Performance-Based RSUs awarded (the “FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “Debt to EBITDA Ratio Performance Condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “Market Condition”). The Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The 2021 FFO Performance Condition was achieved at 175% of target for one participant and 150% of target for all other participants. The 2020 FFO Performance Condition was achieved at 100% of target for all participants. The number of 2021 and 2020 Performance-Based RSUs ultimately earned could fluctuate from the target number of Performance-Based RSUs granted during 2021 and 2020 based upon the levels of achievement for the Debt to EBITDA Ratio Performance Condition, the Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. The 2019 Performance-Based RSUs completed the performance measurement period and based on the combined results of the 2019 FFO Performance Condition, the Debt to EBITDA Ratio Performance Condition and the Market Condition, the 2019 Performance-Based RSUs achieved at 219% of target for one participant and 175%

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of target for the other participants. Compensation expense for the Performance-Based RSU grants are recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period, except for one participant whose compensation expense is recognized on an accelerated basis due to clauses that render a portion of the vesting conditions to be non-substantive.

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair values for the awards with market conditions were calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2021, 2020 and 2019 Performance-Based RSUs takes into consideration the likelihood of achievement of the 2021, 2020 and 2019 Market Condition and the share price on the grant date of the 2021, 2020 and 2019 Performance-Based RSUs, respectively, as discussed above. The following table summarizes the estimated number of RSUs earned for the 2021 and 2020 Performance-Based RSUs and the actual number of RSUs earned for the 2019 Performance-Based RSUs and the assumptions utilized in the Monte Carlo simulation pricing models:

	2021	2020	2019
Service vesting period	February 18, 2021 - January, 2024	January 31, 2020 - January, 2023	February 1, 2019 - January, 2022
Target RSUs granted	172,430	154,267	143,396
Estimated RSUs earned (1)	281,333	188,102	220,151
Fair Value Assumptions:
Valuation date	February 18, 2021	January 31, 2020	February 1, 2019
Fair value on valuation date (in millions)	$10.6	$12.9	$10.2
Fair value per share on valuation date (2)	$63.93	$84.54	$72.57
Expected share price volatility	35.0%	17.0%	19.0%
Risk-free interest rate	0.20%	1.35%	2.48%
_____________________
(1)Estimated RSUs earned for the 2021 Performance-Based RSUs are based on the actual achievement of the 2021 FFO Performance Condition and assumes the target level of achievement for the 2021 Debt to EBITDA Ratio Performance Condition and the target level of achievement of the 2021 Market Condition. Estimated RSUs earned for the 2020 Performance-Based RSUs are based on the actual achievement of the 2020 FFO Performance Condition and assume target level achievement of the 2020 Market Condition and maximum level of achievement of the 2020 Debt to EBITDA Ratio Performance Condition. The 2019 Performance-Based RSUs earned are based on actual performance of the 2019 Performance Conditions and the 2019 Market Condition.
(2)For one participant, the fair value per share on the valuation date for their 2021, 2020, and 2019 Performance-Based RSUs is $66.95, $85.52 and $73.18, respectively.

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 18, 2021, January 31, 2020, and February 1, 2019.

December 2018 Market-Based RSU Grant

In connection with entering into an amended employment agreement (the “Amended Employment Agreement”), on December 27, 2018, the Executive Compensation Committee awarded John Kilroy, the Chairman of the Board of Directors and Chief Executive Officer of the Company and the Operating Partnership, 266,130 RSUs (at the target level of performance) that are subject to market-based vesting requirements, providing an additional retention incentive during the term of the agreement and enticing Mr. Kilroy to delay his retirement. In addition to Mr. Kilroy’s award, the Executive Compensation Committee awarded 80,647 RSUs (at the target level of performance), subject to market-based vesting requirements, to certain members of management (together totaling 346,777 target RSUs with Mr. Kilroy’s award, the “December 2018 Market-Based RSUs”). Between 0% and 200% of 75% of the total 346,777 target number of December 2018 Market-Based RSUs became eligible to vest based on the Company’s relative total shareholder return (“TSR”) versus a comparative group of companies that comprised what was previously the SNL US REIT Office Index, over the performance period ended December 31, 2021 (consisting of calendar years 2019 through 2021). This 2019-2021 initial TSR market condition was achieved at 0% for all participants. As a result, none of the initial number of RSUs (the “Initial Number of RSUs”) were earned as

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of December 31, 2021 for all participants. Therefore, between 0% and 200% of 100% of the Initial Number of RSUs will be eligible to be earned subject to the Company’s relative TSR for the entire four-year performance period (consisting of calendar years 2019 through 2022). The December 2018 Market-Based RSUs are also subject to service vesting requirements through the scheduled vesting dates.

Each December 2018 Market-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable market conditions. The December 27, 2018 grant date fair value of the December 2018 Market-Based RSUs was $23.8 million. The fair value was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. For the years ended December 31, 2020, 2019 and 2018, we recorded compensation expense based upon the $68.66 grant date fair value per share. Compensation expense for the December 2018 Market-Based RSUs is recognized using a graded vesting approach, where 75% of the fair value was recognized on a straight-line basis over the three-year initial performance period through the end of 2021, and the remaining 25% of the fair value will be recognized on a straight-line basis over the four-year final performance period through the end of 2022. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing models:

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

Summary of Performance and Market-Measure Based RSUs

A summary of our performance and market-measure based RSU activity from January 1, 2021 through December 31, 2021 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share
Outstanding at January 1, 2021	873,709	$72.06	46,775	920,484
Granted	281,333	57.85	46,430	327,763
Vested	(204,238)	67.55	204,238	—
Settled (1)	—	—	(298,871)	(298,871)
Issuance of dividend equivalents (2)	26,760	66.14	1,431	28,191
Forfeited	(1,100)	68.66	(3)	(1,103)
Outstanding as of December 31, 2021 (3)	976,464	$68.75	—	976,464
____________________
(1)Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 141,601 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.
(2)Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.
(3)Outstanding RSUs as of December 31, 2021 represent the actual achievement of the FFO performance conditions and assumes target levels for the market and other performance conditions. The number of restricted stock units ultimately earned is subject to change based upon actual performance over the three-year vesting period. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our performance and market-measure based RSU activity for the years ended December 31, 2021, 2020 and 2019 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted (1)	Weighted-Average Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2021	281,333	$57.85	(252,098)	$14,299
2020	154,267	85.08	(270,054)	19,471
2019	231,191	71.12	(265,737)	18,703
____________________
(1)Non-vested RSUs granted are based on the actual achievement of the FFO performance conditions and assumes target level achievement for the market and other performance conditions.

Annual 2021, 2020 and 2019 and December 2018 Time-Based RSU Grants

During each of the three years in the period ended December 31, 2021, the Executive Compensation Committee granted awards to certain officers of the Company under the 2006 Plan that are subject to time-based vesting requirements (“Time-Based RSUs”). The annual Time-Based RSUs are scheduled to vest in three equal annual installments over the periods listed below. Additionally, at the time Mr. Kilroy’s Amended Employment Agreement was executed in December 2018, Time-Based RSUs were granted that are scheduled to vest 50% on January 5, 2022 and 50% on January 5, 2023. Compensation expense for the annual 2021, 2020 and 2019 Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period. However, for one participant there is a shorter service period for their 2021 Time-Based RSUs due to clauses that render a portion of the vesting conditions to be non-substantive. Each Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date, unless accelerated upon separation of employment, provided certain conditions are met. The total fair value of the Time-Based RSUs is based on the Company’s closing share price on the NYSE on the respective fair valuation dates as detailed in the table below:

	2021 Time-Based RSU Grant	2020 Time-Based RSU Grant	2019 Time-Based RSU Grant	December 2018 Time-Based RSU Grant
Service vesting period	January & February 2021 - January 5, 2024	January 31, 2020 - January 5, 2023	February 1, 2019 - January 5, 2022	December 27, 2018 - January 5, 2023
RSUs granted	160,277	109,359	144,982	298,384
Fair value on valuation date (in millions)	$9.1	$9.0	$10.1	$18.5
Weighted average fair value per share	$57.07	$82.57	$69.89	$62.00
Date of valuation	January 29, February 18, 2021	January 31, 2020	February 1, 2019	December 27, 2018

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2021 through December 31, 2021 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share
Outstanding at January 1, 2021	494,365	$67.97	1,096,886	1,591,251
Granted	172,181	57.83	—	172,181
Vested	(118,704)	71.05	118,704	—
Settled (1)	—	—	(486,941)	(486,941)
Issuance of dividend equivalents (2)	15,587	67.18	26,134	41,721
Forfeited	(23,700)	67.99	—	(23,700)
Canceled (3)	—	—	(1,710)	(1,710)
Outstanding as of December 31, 2021	539,729	$64.03	753,073	1,292,802
____________________
(1)Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 219,683 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.
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

A summary of our time-based RSU activity for the years ended December 31, 2021, 2020 and 2019 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2021	172,181	$57.83	(144,838)	$8,605
2020	120,769	79.74	(208,608)	15,066
2019	153,005	70.31	(182,219)	12,227
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

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $41.0 million, $37.6 million and $32.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Share-based compensation costs for the year ended December 31, 2020 include $4.5 million of accelerated share-based compensation costs related to severance packages, including for the departure of an executive officer. Of the total share-based compensation costs, $7.2 million, $7.4 million and $5.8 million was capitalized as part of real estate assets for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was approximately $23.6 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.6 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2021. The $23.6 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2021.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2021, 2020, and 2019, we contributed $1.5 million, $1.6 million and $1.6 million, respectively, to the 401(k) Plan.

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

See Note 19 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2021 and 2020. Our liability of $27.4 million at December 31, 2021 and 2020 under the Deferred Compensation Plan was fully funded as of December 31, 2021 and 2020.

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

The table below sets forth the allocation of rental income between fixed and variable payments and collectability reversals for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Fixed lease payments	$826,883	$786,860
Variable lease payments	123,544	124,443
Net collectability reversals (1)	(1,433)	(18,997)
Total rental income	$948,994	$892,306
____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including allowances for uncollectible receivables (refer to Note 6 “Receivables” for additional information) and leases deemed not probable of collection under Topic 842. For the year ended December 31, 2021, the adjustments are reduced by the recognition of deferred rent balances associated with tenants restored from a cash basis of revenue recognition to an accrual basis to revenue recognition.

We have operating leases with tenants that expire at various dates through 2044 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of December 31, 2021 for future periods is summarized as follows:

Year Ending	(in thousands)
2022	$791,090
2023	810,679
2024	770,892
2025	724,452
2026	678,857
Thereafter	2,862,122
Total (1)	$6,638,092
____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.    Commitments and Contingencies

General

As of December 31, 2021, we had commitments of approximately $868.0 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, development and redevelopment properties.

Ground Leases

During the year ended December 31, 2021, we acquired the land underlying a historical ground lease (refer to Note 3 “Acquisitions” for further information). The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates at December 31, 2021:

Property	Contractual Expiration Date (1)
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
3243 S. La Cienega Boulevard, Los Angeles, CA	October 2106
200 W. 6th Street, Austin, TX (3)	December 2112
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
(3)    We entered into this ground lease in connection with an operating property acquisition in 2021. Refer to Note 3 “Acquisitions” for additional information.

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 4.65%. As of December 31, 2021, the weighted average remaining lease term of our ground leases is 65 years. For the years ended December 31, 2021, 2020 and 2019, variable lease costs totaling $2.6 million, $3.0 million and $2.9 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of December 31, 2021 for future periods is as follows:

Year Ending	(in thousands)
2022	$6,441
2023	6,496
2024	6,531
2025	6,567
2026	6,604
Thereafter	373,943
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	$406,582
Present value discount	(281,032)
Ground lease liabilities	$125,550
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.
(2)    One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2021.
(3)    One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2021 for the remainder of the lease term since we cannot predict future adjustments.
(4)    One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at December 31, 2021 for the remainder of the lease term since we cannot predict future adjustments.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(5)    One of our ground lease obligations is subject to fixed 5% ground rent increases every five years, with the next increase occurring on December 1, 2022.
(6)    One of our ground lease obligations is subject to fixed 2% ground rent increases every year, with ground rent resets occurring every ten years based on CPI. The contractual obligations for that lease included above assume increases for the remaining current ten-year period based on the current annual ground lease obligation in effect at December 31, 2021 and no subsequent changes for the remainder of the lease term since we cannot predict future CPI adjustments.

Environmental Matters

We follow the policy of evaluating all of our properties, including acquisition, development, and existing stabilized portfolio properties, for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any undisclosed environmental liability with respect to our stabilized portfolio properties that would have a material adverse effect on our financial condition, results of operations and cash flow, or that we believe would require additional disclosure or the recording of a loss contingency.

As of December 31, 2021 and 2020, we had accrued environmental remediation liabilities of approximately $75.2 million and $71.3 million, respectively, recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performing environmental closure activities, constructing remedial systems, and other related costs that are necessary when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2021 and 2020 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 16 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our marketable securities as of December 31, 2021 and 2020:

	Fair Value (Level 1) (1)
	2021	2020
Description	(in thousands)
Marketable securities (2)	$27,475	$27,481
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

The following table sets forth the net gain on marketable securities recorded during the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
Description	(in thousands)
Net gain on marketable securities	$3,612	$2,864	$3,885

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2021 and 2020:

	December 31,
	2021		2020
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$248,367	$269,687	$253,582	$282,559
Unsecured debt, net	3,820,383	4,105,408	3,670,099	4,089,339
_______________
(1)Fair value calculated using Level II inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to common stockholders	$628,144	$187,105	$195,443
Allocation to participating securities (1)	(1,516)	(2,229)	(2,119)
Numerator for basic and diluted net income available to common stockholders	$626,628	$184,876	$193,324
Denominator:
Basic weighted average vested shares outstanding	116,429,130	113,241,341	103,200,568
Effect of dilutive securities	519,513	478,281	648,600
Diluted weighted average vested shares and common stock equivalents outstanding	116,948,643	113,719,622	103,849,168
Basic earnings per share:
Net income available to common stockholders per share	$5.38	$1.63	$1.87
Diluted earnings per share:
Net income available to common stockholders per share	$5.36	$1.63	$1.86
_____________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options, RSUs, shares issuable under executed forward equity sale agreements, if any, and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2021, 2020, and 2019. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2021, 2020, and 2019 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based and Other Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except unit and per unit amounts)
Numerator:
Net income attributable to common unitholders	$634,307	$189,609	$198,738
Allocation to participating securities (1)	(1,516)	(2,229)	(2,119)
Numerator for basic and diluted net income available to common unitholders	$632,791	$187,380	$196,619
Denominator:
Basic weighted average vested units outstanding	117,579,704	115,095,506	105,223,975
Effect of dilutive securities	519,513	478,281	648,600
Diluted weighted average vested units and common unit equivalents outstanding	118,099,217	115,573,787	105,872,575
Basic earnings per unit:
Net income available to common unitholders per unit	$5.38	$1.63	$1.87
Diluted earnings per unit:
Net income available to common unitholders per unit	$5.36	$1.62	$1.86
____________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options, RSUs, shares issuable under executed forward equity sale agreements, if any, and other securities are considered in our diluted earnings per share calculation for the years ended December 31, 2021, 2020 and 2019. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2021, 2020 and 2019 as not all performance metrics had been met by the end of the applicable reporting periods.
See Note 15 “Share-Based and Other Compensation” for additional information regarding the stock options and other share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $75,802, $75,852, and $77,666 as of December 31, 2021, 2020 and 2019, respectively	$77,028	$61,741	$43,607
Cash paid for amounts included in the measurement of ground lease liabilities	$6,209	$5,744	$5,224
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$119,829	$189,161	$162,654
Tenant improvements funded directly by tenants	$20,070	$11,592	$10,268
Assumption of accrued liabilities in connection with acquisitions (Note 3)	$37,572	$—	$10,267
Initial measurement of operating right of use ground lease assets (Notes 3 and 18)	$46,430	$—	$96,272
Initial measurement of operating ground lease liabilities (Notes 3 and 18)	$46,430	$—	$98,349
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 13 and 25)	$61,850	$59,431	$53,219
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$—	$37,640	$78

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$731,991	$60,044	$51,604
Restricted cash at beginning of period	91,139	16,300	119,430
Cash and cash equivalents and restricted cash at beginning of period	$823,130	$76,344	$171,034

Cash and cash equivalents at end of period	$414,077	$731,991	$60,044
Restricted cash at end of period	13,006	91,139	16,300
Cash and cash equivalents and restricted cash at end of period	$427,083	$823,130	$76,344

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $75,802, $75,852, and $77,666 as of December 31, 2021, 2020 and 2019, respectively	$77,028	$61,741	$43,607
Cash paid for amounts included in the measurement of ground lease liabilities	$6,209	$5,744	$5,224
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$119,829	$189,161	$162,654
Tenant improvements funded directly by tenants	$20,070	$11,592	$10,268
Assumption of accrued liabilities in connection with acquisitions (Note 3)	$37,572	$—	$10,267
Initial measurement of operating right of use ground lease assets (Notes 3 and 18)	$46,430	$—	$96,272
Initial measurement of operating ground lease liabilities (Notes 3 and 18)	$46,430	$—	$98,349
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Notes 14 and 25)	$61,850	$59,431	$53,219

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$731,991	$60,044	$51,604
Restricted cash at beginning of period	91,139	16,300	119,430
Cash and cash equivalents and restricted cash at beginning of period	$823,130	$76,344	$171,034

Cash and cash equivalents at end of period	$414,077	$731,991	$60,044
Restricted cash at end of period	13,006	91,139	16,300
Cash and cash equivalents and restricted cash at end of period	$427,083	$823,130	$76,344

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2021, 2020 and 2019 as follows:

	Year Ended December 31,
Dividends	2021	2020	2019
Dividends declared per share of common stock	$2.040	$1.970	$1.910
Less: Dividends declared in the current year and paid in the following year	(0.520)	(0.500)	(0.485)
Add: Dividends declared in the prior year and paid in the current year	0.500	0.485	0.455
Dividends paid per share of common stock	$2.020	$1.955	$1.880

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2021, 2020 and 2019 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2021		2020		2019
Ordinary income (1)	$1.338	66.22%	$1.474	75.40%	$0.939	49.95%
Qualified dividend	0.003	0.15	0.002	0.12	0.004	0.21
Return of capital	0.551	27.30	0.162	8.30	0.312	16.62
Capital gains (2)	0.075	3.72	0.275	14.05	0.600	31.93
Unrecaptured section 1250 gains	0.053	2.61	0.042	2.13	0.025	1.29
	$2.020	100.00%	$1.955	100.00%	$1.880	100.00%
____________________
(1)The Tax Cuts and Jobs Act enacted on December 22, 2017 generally allows a deduction for noncorporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). The amount of dividend eligible for this deduction is referred to as the Section 199A Dividend.  For the year ended December 31, 2021, the Section 199A Dividend is equal to the total ordinary income dividend.
(2)Capital gains are comprised entirely of 20% rate gains.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25.    Subsequent Events

On January 12, 2022, $61.8 million of dividends were paid out to common stockholders, common unitholders and RSU holders of record on December 31, 2021.

On January 28, 2022, the Executive Compensation Committee granted 158,170 Time-Based RSUs and 193,111 Performance-Based RSUs to key employees under the 2006 Plan. The compensation cost related to the RSUs is expected to be recognized over a period of three years.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2021, 2020 and 2019
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2021 – Allowance for uncollectible tenant receivables	$1,799	$1,532	$(1,269)	$2,062
2020 – Allowance for uncollectible tenant receivables	1,171	1,977	(1,349)	1,799
2019 – Allowance for uncollectible tenant receivables	512	907	(248)	1,171
Allowance for Deferred Rent Receivables for the year ended December 31,
2021 – Allowance for deferred rent	$804	$320	$(512)	$612
2020 – Allowance for deferred rent	1,552	832	(1,580)	804
2019 – Allowance for deferred rent	195	1,357	—	1,552
____________________
(1)Amounts do not reflect leases deemed not probable of collection for which we reversed the associated revenue under Topic 842. In addition, for the years ended December 31, 2020 and 2019, $1.7 million and $0.7 million, respectively, was charged to costs and expenses for a valuation allowance for a note receivable.
(2)For the years ended December 31, 2021 and 2020, includes reversals of allowance for doubtful accounts for tenants with an allowance at January 1, 2021 and 2020, respectively, that were subsequently deemed not probable of collection and transitioned to a cash basis of reporting.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Office Properties:
3101 - 3243 S. La Cienega Blvd., Culver City, CA			$150,718	$31,033	$373	$150,718	$31,406	$182,124	$11,019	35	2019	A	151,908
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	29,602	1,048	41,361	42,409	29,440	35	1983	C	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	36,344	2,547	65,438	67,985	58,352	35	1983	C	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	36,805	2,547	65,146	67,693	20,796	35	1983	C	298,728
909 N. Pacific Coast Highway, El Segundo, CA			3,577	34,042	54,232	3,577	88,274	91,851	47,780	35	2005	C	244,880
999 N. Pacific Coast Highway, El Segundo, CA			1,407	34,326	17,998	1,407	52,324	53,731	29,513	35	2003	C	138,389
1350 Ivar Ave., Los Angeles, CA			1,575	—	14,192	1,575	14,192	15,767	470	35	2020	C	16,448
1355 Vine St., Los Angeles, CA			17,588	—	120,733	17,588	120,733	138,321	4,074	35	2020	C	183,129
1375 Vine St., Los Angeles, CA			15,578	—	102,725	15,578	102,725	118,303	3,475	35	2020	C	159,236
1395 Vine St., Los Angeles, CA			278	—	3,249	278	3,249	3,527	107	35	2020	C	2,575
1500 N. El Centro Ave., Los Angeles, CA (4)			9,235	21	59,075	9,235	59,096	68,331	14,287	35	2016	C	113,447
1525 N. Gower St., Los Angeles, CA (4)			1,318	3	9,745	1,318	9,748	11,066	1,877	35	2016	C	9,610
1575 N. Gower St., Los Angeles, CA (4)			22,153	51	119,573	22,153	119,624	141,777	19,165	35	2016	C	264,430
6115 W. Sunset Blvd., Los Angeles, CA (4)			1,313	3	17,127	2,455	15,988	18,443	3,417	35	2015	C	26,238
6121 W. Sunset Blvd., Los Angeles, CA (4)			11,120	4,256	44,014	8,703	50,687	59,390	10,397	35	2015	C	93,418
6255 W. Sunset Blvd., Los Angeles, CA			18,111	60,320	51,016	18,111	111,336	129,447	47,448	35	2012	A	323,920
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	13,776	—	15,717	15,717	11,673	35	1989	C	10,718
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	20,058	—	37,525	37,525	29,395	35	1989	C	166,761
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	35,319	—	57,638	57,638	43,899	35	1989	C	221,452
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	23,983	—	43,391	43,391	28,068	35	2000	C	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	14,378	—	27,964	27,964	17,427	35	1999	C	136,026
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	12,108	—	21,812	21,812	5,926	35	1997	A	96,923
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	15,684	—	28,299	28,299	20,177	35	1997	A	130,935
Kilroy Airport Center, Phase IV, Long Beach, CA (5)			—	—	4,997	—	4,997	4,997	4,997	35	—		—
8560 W. Sunset Blvd., West Hollywood, CA			9,720	50,956	2,995	9,720	53,951	63,671	10,543	35	2016	A	76,359
8570 W. Sunset Blvd., West Hollywood, CA			31,693	27,974	6,935	31,693	34,909	66,602	5,523	35	2016	A	49,276
8580 W. Sunset Blvd., West Hollywood, CA			10,013	3,695	1,473	10,013	5,168	15,181	679	35	2016	A	6,875
8590 W. Sunset Blvd., West Hollywood, CA			39,954	27,884	5,428	39,954	33,312	73,266	5,678	35	2016	A	56,750
12100 W. Olympic Blvd., Los Angeles, CA	$163,435	(6)	352	45,611	21,147	9,633	57,477	67,110	32,649	35	2003	C	152,048
12200 W. Olympic Blvd., Los Angeles, CA		(6)	4,329	35,488	25,844	3,977	61,684	65,661	44,791	35	2000	C	150,832
12233 W. Olympic Blvd., Los Angeles, CA			22,100	53,170	6,030	22,100	59,200	81,300	18,217	35	2012	A	151,029
12312 W. Olympic Blvd., Los Angeles, CA		(6)	3,325	12,202	12,490	3,399	24,618	28,017	16,457	35	1997	A	76,644
1633 26th St., Santa Monica, CA			2,080	6,672	4,029	2,040	10,741	12,781	8,000	35	1997	A	43,857
2100/2110 Colorado Ave., Santa Monica, CA			5,474	26,087	14,910	5,476	40,995	46,471	29,054	35	1997	A	102,864

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2021

	Initial Cost				Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances	Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
3130 Wilshire Blvd., Santa Monica, CA		8,921	6,579	17,261	9,188	23,573	32,761	18,444	35	1997	A	90,074
501 Santa Monica Blvd., Santa Monica, CA		4,547	12,044	17,544	4,551	29,584	34,135	20,812	35	1998	A	76,803
12225 El Camino Real, Del Mar, CA		1,700	9,633	3,968	1,673	13,628	15,301	10,023	35	1998	A	58,401
12235 El Camino Real, Del Mar, CA		1,507	8,543	9,979	1,540	18,489	20,029	11,991	35	1998	A	53,751
12340 El Camino Real, Del Mar, CA (7)		—	—	2,964	—	2,964	2,964	2,666	35	2002	C	—
12390 El Camino Real, Del Mar, CA		3,453	11,981	11,915	3,453	23,896	27,349	11,812	35	2000	C	69,421
12770 El Camino Real, Del Mar, CA		9,360	—	34,957	9,360	34,957	44,317	5,710	35	2015	C	75,035
12780 El Camino Real, Del Mar, CA		18,398	54,954	24,110	18,398	79,064	97,462	21,969	35	2013	A	140,591
12790 El Camino Real, Del Mar, CA		10,252	21,236	16,722	10,252	37,958	48,210	8,265	35	2013	A	87,944
12830 El Camino Real, Del Mar, CA		28,645	—	110,541	28,645	110,541	139,186	4,937	35	2021	C	196,444
12860 El Camino Real, Del Mar, CA		11,326	—	51,583	11,326	51,583	62,909	2,469	35	2021	C	92,042
12348 High Bluff Dr., Del Mar, CA		1,629	3,096	8,002	1,629	11,098	12,727	7,459	35	1999	C	39,193
12400 High Bluff Dr., Del Mar, CA		15,167	40,497	17,519	15,167	58,016	73,183	33,889	35	2004	C	210,732
3579 Valley Centre Dr., Del Mar, CA		2,167	6,897	11,146	2,858	17,352	20,210	10,907	35	1999	C	54,960
3611 Valley Centre Dr., Del Mar, CA		4,184	19,352	29,206	5,259	47,483	52,742	29,118	35	2000	C	132,425
3661 Valley Centre Dr., Del Mar, CA		4,038	21,144	20,058	4,725	40,515	45,240	25,962	35	2001	C	128,364
3721 Valley Centre Dr., Del Mar, CA		4,297	18,967	15,428	4,254	34,438	38,692	21,028	35	2003	C	115,193
3811 Valley Centre Dr., Del Mar, CA		3,452	16,152	21,589	4,457	36,736	41,193	25,136	35	2000	C	118,912
3745 Paseo Place, Del Mar, CA (Retail)		24,358	—	72,833	24,358	72,833	97,191	6,598	35	2019	C	95,871
13480 Evening Creek Dr. North, San Diego, CA		7,997	—	52,956	7,997	52,956	60,953	23,882	35	2008	C	154,157
13500 Evening Creek Dr. North, San Diego, CA		7,581	35,903	24,304	7,580	60,208	67,788	27,824	35	2004	A	143,749
13520 Evening Creek Dr. North, San Diego, CA		7,581	35,903	22,443	7,580	58,347	65,927	29,944	35	2004	A	143,654
2305 Historic Decatur Rd., Point Loma, CA		5,240	22,220	9,559	5,240	31,779	37,019	13,822	35	2010	A	107,456
4690 Executive Dr., University Towne Centre, CA		1,623	7,926	3,678	1,623	11,604	13,227	8,642	35	1999	A	47,846
9455 Towne Centre Dr., University Towne Centre, CA		6,081	—	80,294	6,081	80,294	86,375	2,456	35	2021	C	160,444
4100 Bohannon Dr., Menlo Park, CA		4,835	15,526	1,198	4,860	16,699	21,559	5,588	35	2012	A	47,379
4200 Bohannon Dr., Menlo Park, CA		4,798	15,406	5,552	4,662	21,094	25,756	7,394	35	2012	A	45,451
4300 Bohannon Dr., Menlo Park, CA		6,527	20,958	5,992	6,470	27,007	33,477	9,286	35	2012	A	63,079
4400 Bohannon Dr., Menlo Park, CA		4,798	15,406	3,919	4,939	19,184	24,123	7,011	35	2012	A	48,146
4500 Bohannon Dr., Menlo Park, CA		6,527	20,957	3,805	6,470	24,819	31,289	8,488	35	2012	A	63,078
4600 Bohannon Dr., Menlo Park, CA		4,798	15,406	4,105	4,939	19,370	24,309	7,168	35	2012	A	48,147
4700 Bohannon Dr., Menlo Park, CA		6,527	20,958	1,614	6,470	22,629	29,099	7,761	35	2012	A	63,078
1290 - 1300 Terra Bella Ave., Mountain View, CA		28,730	27,555	1,743	28,730	29,298	58,028	6,520	35	2016	A	114,175
680 E. Middlefield Rd., Mountain View, CA		34,755	—	56,759	34,755	56,759	91,514	13,689	35	2014	C	171,676

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2021

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
690 E. Middlefield Rd., Mountain View, CA			34,605	—	56,515	34,605	56,515	91,120	13,630	35	2014	C	171,215
1701 Page Mill Rd., Palo Alto, CA			—	99,522	29	—	99,551	99,551	15,008	35	2016	A	128,688
3150 Porter Dr., Palo Alto, CA			—	21,715	3,082	—	24,797	24,797	3,815	35	2016	A	36,886
900 Jefferson Ave., Redwood City, CA (8)			16,668	—	109,400	18,063	108,005	126,068	23,526	35	2015	C	228,505
900 Middlefield Rd., Redwood City, CA (8)			7,959	—	50,174	8,626	49,507	58,133	10,462	35	2015	C	118,764
100 Hooper St., San Francisco, CA			78,564	—	196,525	85,510	189,579	275,089	17,575	35	2018	C	417,914
100 First St., San Francisco, CA (9)			49,150	131,238	75,122	49,150	206,360	255,510	84,313	35	2010	A	480,457
303 Second St., San Francisco, CA (10)			63,550	154,153	105,065	63,550	259,218	322,768	109,983	35	2010	A	784,658
201 Third St., San Francisco, CA			19,260	84,018	75,015	19,260	159,033	178,293	74,496	35	2011	A	346,538
360 Third St., San Francisco, CA			—	88,235	125,655	28,504	185,386	213,890	60,597	35	2011	A	429,796
250 Brannan St., San Francisco, CA			7,630	22,770	10,239	7,630	33,009	40,639	12,929	35	2011	A	100,850
301 Brannan St., San Francisco, CA			5,910	22,450	16,673	5,910	39,123	45,033	12,198	35	2011	A	82,834
333 Brannan St., San Francisco, CA			18,645	—	80,811	18,645	80,811	99,456	13,704	35	2016	C	185,602
345 Brannan St., San Francisco, CA			29,405	113,179	819	29,403	114,000	143,403	10,254	35	2018	A	110,050
350 Mission St., San Francisco, CA			52,815	—	212,731	52,815	212,731	265,546	37,855	35	2016	C	455,340
345 Oyster Point Blvd., South San Francisco, CA			13,745	18,575	—	13,745	18,575	32,320	2,279	35	2018	A	40,410
347 Oyster Point Blvd., South San Francisco, CA			14,071	18,289	44	14,071	18,333	32,404	2,252	35	2018	A	39,780
349 Oyster Point Blvd., South San Francisco, CA			23,112	22,601	324	23,112	22,925	46,037	4,015	35	2018	A	65,340
350 Oyster Point Blvd., South San Francisco, CA			23,719	—	177,114	23,719	177,114	200,833	1,256	35	2021	C	234,892
352 Oyster Point Blvd., South San Francisco, CA			23,449	—	159,152	23,449	159,152	182,601	688	35	2021	C	232,215
354 Oyster Point Blvd., South San Francisco, CA			19,538	—	134,454	19,538	134,454	153,992	623	35	2021	C	193,472
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,450	37,943	51,513	89,456	10,707	35	2014	C	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,447	37,943	51,510	89,453	10,707	35	2014	C	212,322
599 Mathilda Ave., Sunnyvale, CA			13,538	12,559	78	13,538	12,637	26,175	4,972	35	2012	A	76,031
605 Mathilda Ave., Sunnyvale, CA			29,014	891	77,281	29,090	78,096	107,186	23,795	35	2014	C	162,785
601 108th Ave., Bellevue, WA (11)			—	214,095	84,890	42,680	256,305	298,985	98,849	35	2011	A	490,738
10900 NE 4th St., Bellevue, WA			25,080	150,877	50,023	25,080	200,900	225,980	71,570	35	2012	A	428,557
2001 W. 8th Ave., Seattle, WA			84,076	371,154	32	84,076	371,186	455,262	3,608	35	2021	A	539,226
701 N. 34th St., Seattle, WA			—	48,027	8,906	—	56,933	56,933	20,516	35	2012	A	141,860
801 N. 34th St., Seattle, WA			—	58,537	21,179	—	79,716	79,716	23,312	35	2012	A	173,615
837 N. 34th St., Seattle, WA			—	37,404	6,314	—	43,718	43,718	14,545	35	2012	A	112,487
320 Westlake Ave. North, Seattle, WA	85,588	(12)	14,710	82,018	14,747	14,710	96,765	111,475	26,804	35	2013	A	184,644
321 Terry Ave. North, Seattle, WA		(12)	10,430	60,003	10,633	10,430	70,636	81,066	20,627	35	2013	A	135,755
401 Terry Ave. North, Seattle, WA			22,500	77,046	13	22,500	77,059	99,559	20,457	35	2014	A	174,530

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2021

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
333 Dexter Ave. North, Seattle, WA			—	—	364,094	42,854	321,240	364,094	7,454	35	—	C	—
200 W. 6th St., Austin, TX			—	—	9,001	—	9,001	9,001	314	35	—	C	—

Residential Properties:
1550 N. El Centro Ave., Los Angeles, CA (4)			16,970	39	136,552	16,970	136,591	153,561	21,934	35	2016	C	—
6390 De Longpre Ave., Hollywood, CA			12,112	—	164,108	12,112	164,108	176,220	3,485	35	2021	C	—
3200 Paseo Village Way, Del Mar, CA			106,419	—	270,013	106,419	270,013	376,432	15,102	35	2020	C	—
TOTAL OPERATING PROPERTIES	249,023		1,597,281	3,036,949	4,641,337	1,731,982	7,543,585	9,275,567	2,003,656				15,456,528
Undeveloped land and construction in progress	—		883,621	—	1,133,505	883,621	1,133,505	2,017,126	—				—
TOTAL ALL PROPERTIES	$249,023	(13)	$2,480,902	$3,036,949	$5,774,842	$2,615,603	$8,677,090	$11,292,693	$2,003,656				15,456,528
____________________
(1)The initial costs of buildings and improvements are depreciated over 35 years using a straight-line method of accounting; improvements capitalized subsequent to acquisition or development are depreciated over the shorter of the lease term or useful life, generally ranging from one to 20 years.
(2)Represents our date of construction or acquisition, or of our predecessor, the Kilroy Group.
(3)Represents the square footage of our stabilized portfolio.
(4)These properties include the allocated costs of a shared parking structure for a complex comprised of five office buildings and one residential tower.
(5)These costs represent infrastructure costs incurred in 1989. During the third quarter of 2009, we exercised our option to terminate the ground lease at Kilroy Airport Center, Phase IV in Long Beach, California. We had previously leased this land, which is adjacent to our office properties at Kilroy Airport Center, Long Beach, for potential future development opportunities.
(6)These properties secure a $163.4 million mortgage note.
(7)This property was taken out of the stabilized portfolio in the fourth quarter of 2021 for redevelopment in phases.
(8)These properties are owned by Redwood City Partners LLC, a consolidated property partnership.
(9)This property is owned by 100 First Street Member LLC, a consolidated property partnership.
(10)This property is owned by 303 Second Street Member LLC, a consolidated property partnership.
(11)The land underlying this property was acquired in 2021 (refer to Note 3 “Acquisitions” for additional information). Prior to the acquisition, the property was subject to a ground lease.
(12)These properties secure a $85.6 million mortgage note.
(13)Represents gross aggregate principal amount before the effect of the deferred financing costs of $0.7 million as of December 31, 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2021

As of December 31, 2021, the aggregate gross cost of property included above for federal income tax purposes approximated $9.1 billion.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2019 to December 31, 2021:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Total real estate held for investment, beginning of year	$10,190,046	$9,628,773	$8,426,632
Additions during period:
Acquisitions	1,131,248	—	460,512
Improvements, etc.	547,468	645,170	890,654
Total additions during period	1,678,716	645,170	1,351,166
Deductions during period:
Cost of real estate sold	(572,985)	(44,070)	(120,788)
Other	(3,084)	(39,827)	(28,237)
Total deductions during period	(576,069)	(83,897)	(149,025)
Total real estate held for investment, end of year	$11,292,693	$10,190,046	$9,628,773

The following table reconciles the accumulated depreciation from January 1, 2019 to December 31, 2021:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Accumulated depreciation, beginning of year	$1,798,646	$1,561,361	$1,391,368
Additions during period:
Depreciation of real estate	256,304	244,815	211,893
Total additions during period	256,304	244,815	211,893
Deductions during period:
Write-offs due to sale	(38,156)	(6,401)	(41,655)
Other	(13,138)	(1,129)	(245)
Total deductions during period	(51,294)	(7,530)	(41,900)
Accumulated depreciation, end of year	$2,003,656	$1,798,646	$1,561,361

EXHIBIT INDEX

Exhibit Number	Description
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
4.5
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.6
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.7
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.8
Officers’ Certificate, dated November 29, 2018, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.750% Senior Notes due 2028,” including the form of 4.750% Senior Note due 2028 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2018)

4.9
Officers’ Certificate, dated September 17, 2019, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.050% Senior Notes due 2030,” including the form of 3.050% Senior Note due 2030 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 17, 2019)

4.10
Officers’ Certificate, dated August 12, 2020, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “2.500% Senior Notes due 2032,” including the form of 2.500% Senior Note due 2032 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 18, 2020)

4.11
Officers’ Certificate, dated October 7, 2021, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “2.650% Senior Notes due 2033,” including the form of 2.650% Senior Note due 2033 and the form of related guarantee. (previously filed Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 7, 2021)

4.12
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

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
10.15†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.16†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.17†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.18†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi R. Roth effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended March 31, 2021)

10.19†	Kilroy Realty Corporation Director Compensation Policy effective as of April 1, 2018 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2018.
10.20†
Employment Agreement, as amended and restated December 27, 2018, by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.21†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (with retirement as to Time-Based RSUs) (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.22†
Kilroy Realty Corporation 2006 Incentive Award Plan Restricted Stock Unit Agreement by and between Kilroy Realty Corporation and John B. Kilroy, Jr., dated December 27, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.23†
Form of Restricted Stock Unit Agreement for 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2018)

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

10.40
General Partner Guaranty Agreement dated April 28, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2020)

10.41	Third Amended and Restated Guaranty dated as of April 20, 2021 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2021)
10.42	Third Amended and Restated Credit Agreement dated as of April 20, 2021 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2021)
10.43
Underwriting Agreement dated as of September 23, 2021(previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 24, 2021)

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
101.1*
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements(1)

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