Form 10-Q
period 2022-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2022-04-28
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 22, 2022, 116,716,080 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2022, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
•the following notes to the consolidated financial statements:
◦Note 4, Stockholders’ Equity of the Company;
◦Note 6, Partners’ Capital of the Operating Partnership;
◦Note 11, Net Income Available to Common Stockholders Per Share of the Company;
◦Note 12, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;
i

◦Note 13, Supplemental Cash Flow Information of the Company; and
◦Note 14, Supplemental Cash Flow Information of the Operating Partnership;
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

Available Information

We use our website (www.kilroyrealty.com) as a routine channel of distribution of company information, including press releases, presentations, and supplemental information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings, and public conference calls and webcasts. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.
ii

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,715,192	$1,731,982
Buildings and improvements	7,509,311	7,543,585
Undeveloped land and construction in progress	2,158,279	2,017,126
Total real estate assets held for investment	11,382,782	11,292,693
Accumulated depreciation and amortization	(2,034,193)	(2,003,656)
Total real estate assets held for investment, net	9,348,589	9,289,037
CASH AND CASH EQUIVALENTS	331,685	414,077
RESTRICTED CASH	13,007	13,006
MARKETABLE SECURITIES (Note 10)	25,829	27,475
CURRENT RECEIVABLES, NET	12,107	14,386
DEFERRED RENT RECEIVABLES, NET	420,895	405,665
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	228,426	234,458
RIGHT OF USE GROUND LEASE ASSETS	126,946	127,302
PREPAID EXPENSES AND OTHER ASSETS, NET	57,338	57,991
TOTAL ASSETS	$10,564,822	$10,583,397
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 3 and 10)	$247,030	$248,367
Unsecured debt, net (Notes 3 and 10)	3,821,433	3,820,383
Accounts payable, accrued expenses and other liabilities	391,920	391,264
Ground lease liabilities	125,414	125,550
Accrued dividends and distributions (Note 15)	61,951	61,850
Deferred revenue and acquisition-related intangible liabilities, net	171,121	171,151
Rents received in advance and tenant security deposits	80,192	74,962
Total liabilities	4,899,061	4,893,527
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Stockholders’ Equity (Note 4):
Common stock, $.01 par value, 280,000,000 shares authorized, 116,716,080 and 116,464,169 shares issued and outstanding, respectively	1,167	1,165
Additional paid-in capital	5,149,968	5,155,232
Retained earnings	274,193	283,663
Total stockholders’ equity	5,425,328	5,440,060
Noncontrolling Interests (Notes 1 and 5):
Common units of the Operating Partnership	53,472	53,746
Noncontrolling interests in consolidated property partnerships	186,961	196,064
Total noncontrolling interests	240,433	249,810
Total equity	5,665,761	5,689,870
TOTAL LIABILITIES AND EQUITY	$10,564,822	$10,583,397

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
REVENUES
Rental income (Note 8)	$263,208	$234,656
Other property income	2,293	990
Total revenues	265,501	235,646
EXPENSES
Property expenses	45,424	38,859
Real estate taxes	25,870	25,266
Ground leases	1,826	1,828
General and administrative expenses (Note 7)	22,781	21,985
Leasing costs	1,013	692
Depreciation and amortization	88,660	75,932
Total expenses	185,574	164,562
OTHER INCOME (EXPENSES)
Interest and other income, net	81	1,373
Interest expense (Note 3)	(20,625)	(22,334)
Gain on sale of depreciable operating property	—	457,288
Total other (expenses) income	(20,544)	436,327
NET INCOME	59,383	507,411
Net income attributable to noncontrolling common units of the Operating Partnership	(516)	(4,886)
Net income attributable to noncontrolling interests in consolidated property partnerships	(5,739)	(4,894)
Total income attributable to noncontrolling interests	(6,255)	(9,780)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$53,128	$497,631
Net income available to common stockholders per share – basic (Note 11)	$0.45	$4.27
Net income available to common stockholders per share – diluted (Note 11)	$0.45	$4.26
Weighted average common shares outstanding – basic (Note 11)	116,650,228	116,344,375
Weighted average common shares outstanding – diluted (Note 11)	117,060,094	116,801,384

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2021	116,464,169	$1,165	$5,155,232	$283,663	$5,440,060	$249,810	$5,689,870
Net income				53,128	53,128	6,255	59,383
Issuance of share-based compensation awards			1,942		1,942		1,942
Non-cash amortization of share-based compensation (Note 7)			6,598		6,598		6,598
Settlement of restricted stock units for shares of common stock	459,050	5	(5)		—		—
Repurchase of common stock and restricted stock units	(207,139)	(3)	(13,991)		(13,994)		(13,994)
Distributions to noncontrolling interests in consolidated property partnerships					—	(14,842)	(14,842)
Adjustment for noncontrolling interest			192		192	(192)	—
Dividends declared per common share and common unit ($0.52 per share/unit)				(62,598)	(62,598)	(598)	(63,196)
BALANCE AS OF MARCH 31, 2022	116,716,080	$1,167	$5,149,968	$274,193	$5,425,328	$240,433	$5,665,761

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2020	116,035,827	$1,160	$5,131,916	$(103,133)	$5,029,943	$247,378	$5,277,321
Net income				497,631	497,631	9,780	507,411
Issuance of share-based compensation awards			1,950		1,950		1,950
Non-cash amortization of share-based compensation			9,604		9,604		9,604
Settlement of restricted stock units for shares of common stock	769,701	8	(8)		—		—
Repurchase of common stock and restricted stock units	(355,158)	(3)	(21,134)		(21,137)		(21,137)
Distributions to noncontrolling interests in consolidated property partnerships					—	(11,680)	(11,680)
Adjustment for noncontrolling interest			256		256	(256)	—
Dividends declared per common share and common unit ($0.500 per share/unit)				(60,002)	(60,002)	(575)	(60,577)
BALANCE AS OF MARCH 31, 2021	116,450,370	$1,165	$5,122,584	$334,496	$5,458,245	$244,647	$5,702,892

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,383	$507,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	87,001	74,431
Depreciation of non-real estate furniture, fixtures and equipment	1,659	1,501
Revenue (recoveries) reversals for doubtful accounts, net (Note 8)	(1,311)	1,035
Non-cash amortization of share-based compensation awards	5,256	7,877
Non-cash amortization of deferred financing costs and debt discounts	821	794
Non-cash amortization of net below market rents	(2,892)	(1,181)
Gain on sale of depreciable operating property	—	(457,288)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,261)	(4,204)
Straight-line rents	(13,847)	(17,292)
Amortization of right of use ground lease assets	356	211
Net change in other operating assets	2,657	1,710
Net change in other operating liabilities	43,837	29,147
Net cash provided by operating activities	178,659	144,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of development properties and undeveloped land (Note 2)	(40,033)	—
Expenditures for development and redevelopment properties and undeveloped land	(112,314)	(172,325)
Expenditures for operating properties and other capital assets	(17,027)	(28,242)
Net proceeds received from disposition	—	1,012,817
Net cash (used in) provided by investing activities	(169,374)	812,250
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs	(318)	(235)
Repurchase of common stock and restricted stock units	(13,994)	(21,137)
Distributions to noncontrolling interests in consolidated property partnerships	(14,834)	(11,672)
Dividends and distributions paid to common stockholders and common unitholders	(61,161)	(58,594)
Principal payments and repayments of secured debt	(1,369)	(1,316)
Net cash used in financing activities	(91,676)	(92,954)
Net (decrease) increase in cash and cash equivalents and restricted cash	(82,391)	863,448
Cash and cash equivalents and restricted cash, beginning of period	427,083	823,130
Cash and cash equivalents and restricted cash, end of period	$344,692	$1,686,578

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	March 31, 2022	December 31, 2021
ASSETS
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,715,192	$1,731,982
Buildings and improvements	7,509,311	7,543,585
Undeveloped land and construction in progress	2,158,279	2,017,126
Total real estate assets held for investment	11,382,782	11,292,693
Accumulated depreciation and amortization	(2,034,193)	(2,003,656)
Total real estate assets held for investment, net	9,348,589	9,289,037
CASH AND CASH EQUIVALENTS	331,685	414,077
RESTRICTED CASH	13,007	13,006
MARKETABLE SECURITIES (Note 10)	25,829	27,475
CURRENT RECEIVABLES, NET	12,107	14,386
DEFERRED RENT RECEIVABLES, NET	420,895	405,665
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	228,426	234,458
RIGHT OF USE GROUND LEASE ASSETS	126,946	127,302
PREPAID EXPENSES AND OTHER ASSETS, NET	57,338	57,991
TOTAL ASSETS	$10,564,822	$10,583,397
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 3 and 10)	$247,030	$248,367
Unsecured debt, net (Notes 3 and 10)	3,821,433	3,820,383
Accounts payable, accrued expenses and other liabilities	391,920	391,264
Ground lease liabilities	125,414	125,550
Accrued distributions (Note 15)	61,951	61,850
Deferred revenue and acquisition-related intangible liabilities, net	171,121	171,151
Rents received in advance and tenant security deposits	80,192	74,962
Total liabilities	4,899,061	4,893,527
COMMITMENTS AND CONTINGENCIES (Note 9)
CAPITAL:
Common units, 116,716,080 and 116,464,169 held by the general partner and 1,150,574 and 1,150,574 held by common limited partners issued and outstanding, respectively (Note 5)	5,478,800	5,493,806
Noncontrolling interests in consolidated property partnerships (Note 1)	186,961	196,064
Total capital	5,665,761	5,689,870
TOTAL LIABILITIES AND CAPITAL	$10,564,822	$10,583,397

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2022	2021
REVENUES
Rental income (Note 8)	$263,208	$234,656
Other property income	2,293	990
Total revenues	265,501	235,646
EXPENSES
Property expenses	45,424	38,859
Real estate taxes	25,870	25,266
Ground leases	1,826	1,828
General and administrative expenses (Note 7)	22,781	21,985
Leasing costs	1,013	692
Depreciation and amortization	88,660	75,932
Total expenses	185,574	164,562
OTHER INCOME (EXPENSES)
Interest and other income, net	81	1,373
Interest expense (Note 3)	(20,625)	(22,334)
Gain on sale of depreciable operating property	—	457,288
Total other (expenses) income	(20,544)	436,327
NET INCOME	59,383	507,411
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(5,739)	(4,894)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$53,644	$502,517
Net income available to common unitholders per unit – basic (Note 12)	$0.45	$4.27
Net income available to common unitholders per unit – diluted (Note 12)	$0.45	$4.26
Weighted average common units outstanding – basic (Note 12)	117,800,802	117,494,949
Weighted average common units outstanding – diluted (Note 12)	118,210,668	117,951,958

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2021	117,614,743	$5,493,806	$196,064	$5,689,870
Net income		53,644	5,739	59,383
Issuance of share-based compensation awards		1,942		1,942
Non-cash amortization of share-based compensation (Note 7)		6,598		6,598
Settlement of restricted stock units	459,050	—		—
Repurchase of common units and restricted stock units	(207,139)	(13,994)		(13,994)
Distributions to noncontrolling interests in consolidated property partnerships			(14,842)	(14,842)
Distributions declared per common unit ($0.52 per unit)		(63,196)		(63,196)
BALANCE AS OF MARCH 31, 2022	117,866,654	$5,478,800	$186,961	$5,665,761

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2020	117,186,401	$5,079,818	$197,503	$5,277,321
Net income		502,517	4,894	507,411
Issuance of share-based compensation awards		1,950		1,950
Non-cash amortization of share-based compensation		9,604		9,604
Settlement of restricted stock units	769,701	—		—
Repurchase of common units and restricted stock units	(355,158)	(21,137)		(21,137)
Distributions to noncontrolling interests in consolidated property partnerships			(11,680)	(11,680)
Distributions declared per common unit ($0.500 per unit)		(60,577)		(60,577)
BALANCE AS OF MARCH 31, 2021	117,600,944	$5,512,175	$190,717	$5,702,892

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,383	$507,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	87,001	74,431
Depreciation of non-real estate furniture, fixtures and equipment	1,659	1,501
Revenue (recoveries) reversals for doubtful accounts, net (Note 8)	(1,311)	1,035
Non-cash amortization of share-based compensation awards	5,256	7,877
Non-cash amortization of deferred financing costs and debt discounts	821	794
Non-cash amortization of net below market rents	(2,892)	(1,181)
Gain on sale of depreciable operating property	—	(457,288)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,261)	(4,204)
Straight-line rents	(13,847)	(17,292)
Amortization of right of use ground lease assets	356	211
Net change in other operating assets	2,657	1,710
Net change in other operating liabilities	43,837	29,147
Net cash provided by operating activities	178,659	144,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisition of development properties and undeveloped land (Note 2)	(40,033)	—
Expenditures for development and redevelopment properties and undeveloped land	(112,314)	(172,325)
Expenditures for operating properties and other capital assets	(17,027)	(28,242)
Net proceeds received from disposition	—	1,012,817
Net cash (used in) provided by investing activities	(169,374)	812,250
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs	(318)	(235)
Repurchase of common units and restricted stock units	(13,994)	(21,137)
Distributions to noncontrolling interests in consolidated property partnerships	(14,834)	(11,672)
Distributions paid to common unitholders	(61,161)	(58,594)
Principal payments and repayments of secured debt	(1,369)	(1,316)
Net cash used in financing activities	(91,676)	(92,954)
Net (decrease) increase in cash and cash equivalents and restricted cash	(82,391)	863,448
Cash and cash equivalents and restricted cash, beginning of period	427,083	823,130
Cash and cash equivalents and restricted cash, end of period	$344,692	$1,686,578

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

Our stabilized portfolio of operating properties was comprised of the following properties at March 31, 2022:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	118	15,221,912	415	91.3%	93.1%
________________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2022 Average Occupancy
Stabilized Residential Properties	3	1,001	93.7%

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

As of March 31, 2022, the following properties were excluded from our stabilized portfolio. We did not have any properties held for sale at March 31, 2022.

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	3	1,604,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction	3	330,000
________________________
(1)Estimated rentable square feet upon completion.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2022 was comprised of seven future development sites, representing approximately 62 gross acres of undeveloped land.

As of March 31, 2022, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of nine stabilized office properties, one development project in the tenant improvement phase and one future development project located in the state of Washington, and one development project in the tenant improvement phase and one future development project in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of March 31, 2022, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of March 31, 2022, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of March 31, 2022, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of March 31, 2022 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At March 31, 2022, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC and one entity established during the first quarter of 2022 to facilitate potential future Section 1031 Exchanges. At March 31, 2022, the Company and the Operating Partnership were determined to be the primary beneficiaries of these three VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of March 31, 2022, the three VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $483.5 million (of which $413.2 million related to real estate held for investment), approximately $29.8 million and approximately $181.7 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

At December 31, 2021, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2021, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. At December 31, 2021, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests on our consolidated balance sheet by approximately $462.3 million (of which $377.9 million related to real estate held for investment), approximately $28.1 million and approximately $190.7 million, respectively.

2.    Acquisitions

Development Project Acquisitions

During the three months ended March 31, 2022, we acquired the following development site from an unrelated third party.

Property	Date of Acquisition	Submarket	Purchase Price (in millions) (1)
10615 Burnet Road, Austin, TX	March 9, 2022	Stadium District / Domain	$40.0
________________________
(1)Excludes acquisition-related costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility and all of the unsecured senior notes.

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	1.35%	1.00%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 0.900% as of March 31, 2022 and December 31, 2021.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2022 and December 31, 2021, $6.8 million and $7.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates presented of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt and to supplement cash balances given uncertainties and volatility in market conditions.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of March 31, 2022.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of March 31, 2022:

Year	(in thousands)
Remaining 2022	$4,186
2023	5,775
2024	431,006
2025	406,246
2026	401,317
2027	249,125
Thereafter	2,600,000
Total aggregate principal value (1)	$4,097,655
________________________
(1)Includes gross principal balance of outstanding debt before the effect of the following at March 31, 2022: $22.0 million of unamortized deferred financing costs for the unsecured senior notes and secured debt and $7.1 million of unamortized discounts for the unsecured senior notes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the three months ended March 31, 2022 and 2021. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross interest expense	$39,723	$39,242
Capitalized interest and deferred financing costs	(19,098)	(16,908)
Interest expense	$20,625	$22,334

4.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in June 2018, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with our at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at March 31, 2022.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through March 31, 2022. As of March 31, 2022, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program. The Company did not complete any sales of common stock under the program during the three months ended March 31, 2022.

5.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of March 31, 2022, December 31, 2021 and March 31, 2021. The remaining approximate 1.0% common limited partnership interest as of March 31, 2022, December 31, 2021 and March 31, 2021 was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors, executive officers and directors as of March 31, 2022, December 31, 2021 and March 31, 2021.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $87.7 million and $76.2 million as of March 31, 2022 and December 31, 2021, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units as well as the ownership interest held on each respective date:

	March 31, 2022	December 31, 2021	March 31, 2021
Company owned common units in the Operating Partnership	116,716,080	116,464,169	116,450,370
Company owned general partnership interest	99.0%	99.0%	99.0%
Noncontrolling common units of the Operating Partnership	1,150,574	1,150,574	1,150,574
Ownership interest of noncontrolling interest	1.0%	1.0%	1.0%

For further discussion of the noncontrolling common units as of March 31, 2022 and December 31, 2021, refer to Note 5 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

7.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of March 31, 2022, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Plan. As of March 31, 2022, approximately 1.0 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

2022 Share-Based Compensation Grants

In January 2022, the Executive Compensation Committee of the Company’s Board of Directors awarded 351,281 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 193,111 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2022 Performance-Based RSUs”) and 158,170 RSUs that are subject to time-based vesting requirements (the “2022 Time-Based RSUs”).

2022 Performance-Based RSU Grant

The 2022 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2022-2024). A target number of 2022 Performance-Based RSUs were awarded, and the final number of 2022 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) during the first calendar year of the three year performance measurement period, the achievement of pre-set FFO per share goals that applies to 100% of the Performance-Based RSUs awarded (the “FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “Debt to EBITDA Ratio Performance Condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “Market Condition”). The 2022 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2022 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2022 Performance-Based RSUs granted based upon the levels of achievement for the FFO Performance Condition, the Debt to EBITDA Ratio Performance Condition, the Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2022 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. During the three months ended March 31, 2022, we recognized $1.1 million of compensation expense for the 2022 Performance-Based RSU grant. In the event we achieve a lower level of performance or fail to meet the FFO performance

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

condition, we would reverse a portion or all of the $1.1 million of compensation expense. Compensation expense for the 2022 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period, except for one participant whose compensation expense is recognized on an accelerated basis, due to clauses that render a portion of the vesting conditions to be non-substantive.

Each 2022 Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by the Company’s level of achievement of the FFO Performance, the Debt to EBITDA Ratio Performance Condition and the Market Condition. The fair value of the award was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below, which resulted in the following grant date fair value per share.

Fair Value Assumptions
Valuation date	January 28, 2022
Fair value on valuation date (in millions)	$12.7
Fair value per share on valuation date (1)	$67.62
Expected share price volatility	36.0%
Risk-free interest rate	1.35%
________________________
(1)For one participant, the fair value per share on the valuation date for their 2022 Performance-Based RSUs is $70.00.

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at January 28, 2022.

For the three months ended March 31, 2022, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

2022 Time-Based RSU Grant

The 2022 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2023 through January 5, 2025. Compensation expense for the 2022 Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period except for one participant whose compensation expense is recognized on an accelerated basis, due to clauses that render a portion of the vesting conditions to be non-substantive. Each 2022 Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date, unless accelerated upon separation of employment, provided certain conditions are met. The total grant date fair value of the 2022 Time-Based RSU awards was $10.0 million, which was based on the $63.05 closing share price of the Company’s common stock on the NYSE on the January 28, 2022 grant date.

2021 and 2020 Performance-Based RSUs

Compensation cost for the 2021 performance-based RSUs for the three months ended March 31, 2022 assumes the 2021 debt to EBITDA ratio performance condition is met at 100% of the target level of achievement for all participants. Compensation cost for the 2020 performance-based RSUs for the three months ended March 31, 2022 assumes the 2020 debt to EBITDA ratio performance condition is met at 150% of the target level of achievement (175.0% for one participant).

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $6.6 million and $9.6 million for the three months ended March 31, 2022 and 2021, respectively. Of the total share-based compensation costs, $1.3 million and $1.7 million was capitalized as part of the real estate assets for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was approximately $38.2 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.1 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to March 31, 2022.

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

The table below sets forth the allocation of rental income between fixed and variable payments and collectability recoveries (reversals) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed lease payments	$224,816	$204,216
Variable lease payments	37,081	31,475
Net collectability recoveries (reversals) (1)	1,311	(1,035)
Total rental income	$263,208	$234,656
_____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants restored from a cash basis of revenue recognition to an accrual basis to revenue recognition and allowances for uncollectible receivables and leases deemed not probable of collection.

We have operating leases with tenants that expire at various dates through 2044 and are either subject to scheduled fixed increases or adjustments in rent based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of March 31, 2022 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2022	$602,820
2023	814,598
2024	779,984
2025	741,031
2026	687,467
2027	626,861
Thereafter	2,291,039
Total (1)	$6,543,800
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Commitments and Contingencies

General

As of March 31, 2022, we had commitments of approximately $819.0 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, development and redevelopment properties.

Environmental Matters

We follow the policy of evaluating all of our properties, including acquisition, development and existing stabilized portfolio properties, for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any undisclosed environmental liability with respect to our stabilized portfolio properties that would have a material adverse effect on our financial condition, results of operations and cash flow, or that we believe would require additional disclosure or the recording of a loss contingency.

As of March 31, 2022, we had accrued environmental remediation liabilities of approximately $74.3 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performing environmental closure activities, constructing remedial systems and other related costs that are necessary when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at March 31, 2022 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of March 31, 2022 and December 31, 2021:

	Fair Value (Level 1) (1)
	March 31, 2022	December 31, 2021
Description	(in thousands)
Marketable securities (2)	$25,829	$27,475
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The marketable securities are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$247,030	$250,875	$248,367	$269,687
Unsecured debt, net	$3,821,433	$3,748,850	$3,820,383	$4,105,408
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$53,128	$497,631
Allocation to participating securities (1)	(413)	(365)
Numerator for basic and diluted net income available to common stockholders	$52,715	$497,266
Denominator:
Basic weighted average vested shares outstanding	116,650,228	116,344,375
Effect of dilutive securities	409,866	457,009
Diluted weighted average vested shares and common stock equivalents outstanding	117,060,094	116,801,384
Basic earnings per share:
Net income available to common stockholders per share	$0.45	$4.27
Diluted earnings per share:
Net income available to common stockholders per share	$0.45	$4.26
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options and RSUs are considered in our diluted earnings per share calculation for the three months ended March 31, 2022 and 2021. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2022 and 2021, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$53,644	$502,517
Allocation to participating securities (1)	(413)	(365)
Numerator for basic and diluted net income available to common unitholders	$53,231	$502,152
Denominator:
Basic weighted average vested units outstanding	117,800,802	117,494,949
Effect of dilutive securities	409,866	457,009
Diluted weighted average vested units and common unit equivalents outstanding	118,210,668	117,951,958
Basic earnings per unit:
Net income available to common unitholders per unit	$0.45	$4.27
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.45	$4.26
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options and RSU are considered in our diluted earnings per share calculation for the three months ended March 31, 2022 and 2021. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2022 and 2021, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $18,029 and $16,131 as of March 31, 2022 and 2021, respectively	$4,736	$12,387
Cash paid for amounts included in the measurement of ground lease liabilities	$1,532	$1,455
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$47,101	$57,675
Tenant improvements funded directly by tenants	$1,908	$2,570
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 15)	$61,951	$59,472

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$414,077	$731,991
Restricted cash at beginning of period	13,006	91,139
Cash and cash equivalents and restricted cash at beginning of period	$427,083	$823,130

Cash and cash equivalents at end of period	$331,685	$657,819
Restricted cash at end of period	13,007	1,028,759
Cash and cash equivalents and restricted cash at end of period	$344,692	$1,686,578

14.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $18,029 and $16,131 as of March 31, 2022 and 2021, respectively	$4,736	$12,387
Cash paid for amounts included in the measurement of ground lease liabilities	$1,532	$1,455
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$47,101	$57,675
Tenant improvements funded directly by tenants	$1,908	$2,570
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 15)	$61,951	$59,472

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$414,077	$731,991
Restricted cash at beginning of period	13,006	91,139
Cash and cash equivalents and restricted cash at beginning of period	$427,083	$823,130

Cash and cash equivalents at end of period	$331,685	$657,819
Restricted cash at end of period	13,007	1,028,759
Cash and cash equivalents and restricted cash at end of period	$344,692	$1,686,578

15.    Subsequent Events

On April 13, 2022, aggregate dividends, distributions and dividend equivalents of $61.9 million were paid to common stockholders, common unitholders and RSU holders of record on March 31, 2022.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California, Texas and Washington; risks associated with our investment in real estate assets, which are illiquid and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants’ businesses; our ability to re-lease property at or above current market rates; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; our ability to maintain our status as a REIT; and uncertainties regarding the impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, on our business and the economy generally. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2021 and their respective other filings with the

SEC. All forward-looking statements are based on information that was available and speak only as of the dates on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office, life science and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of March 31, 2022, December 31, 2021 and March 31, 2021. As of March 31, 2022, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land.

Factors That May Influence Future Results of Operations

Development and Redevelopment Programs

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development projects and redevelopment projects and, subject to market conditions, executing on our future development pipeline, including expanding entitlements. Over the past several years, we increased our focus on development and redevelopment opportunities and expanded our future development pipeline through targeted acquisitions of development opportunities on the West Coast and in Austin, Texas.

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

In-Process Development Projects - Tenant Improvement

As of March 31, 2022, the following projects were in the tenant improvement phase:

•2100 Kettner, Little Italy, San Diego, California. We commenced construction on this project in September 2019. This project is comprised of approximately 235,000 square feet of office space for a total estimated investment of $140.0 million. We currently expect this project to reach stabilization in the third quarter of 2022.

•333 Dexter, South Lake Union, Seattle, Washington. We commenced construction on this project in June 2017. This project encompasses approximately 635,000 square feet of office space at a total estimated investment of $410.0 million and 100% of the project is leased to a global technology company. In June 2020, we completed construction and commenced revenue recognition on the first phase of the project, representing approximately 49% of the project. The remaining two phases are currently expected to reach stabilization in the third quarter of 2022.

•Indeed Tower, Austin CBD, Austin, Texas. We acquired this project upon core/shell completion in June 2021. This project encompasses approximately 734,000 square feet of office space at a total estimated investment of $690.0 million and is 58% leased to six tenants with 42% of the space leased to Indeed.com through 2034. We currently expect this project to reach stabilization in the first quarter of 2024.

In-Process Development Projects - Under Construction

As of March 31, 2022, we had two projects in our in-process development pipeline that were under construction:

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

In-Process Redevelopment - Under Construction

As of March 31, 2022, we had three redevelopment projects under construction:

•12340 El Camino Real, Del Mar, San Diego, California. In December 2021, we began the phased redevelopment of this property, comprised of approximately 96,000 square feet, for life science use. We expect to complete redevelopment of the project in the third quarter of 2022 with total estimated redevelopment costs of $40.0 million, inclusive of the depreciated basis of the building. The project is 100% leased to a life science tenant and will have phased commencement dates during 2022.

•12400 High Bluff Drive, Del Mar, San Diego, California. In March 2022, we began the phased redevelopment of this property. We executed a lease with a life science tenant for 182,000 square feet of this property, of which we are redeveloping approximately 144,000 square feet. We expect to complete redevelopment of the project in the third quarter of 2022 with total estimated redevelopment costs of $50.0 million, inclusive of 66% of the depreciated basis of the building.

•4690 Executive Drive, University Towne Center, San Diego, California. In March 2022, we began the phased redevelopment of this property, comprised of approximately 52,000 square feet, in phases, for life science use. We expect to complete redevelopment of the project in the third quarter of 2023 with total estimated redevelopment costs of $25.0 million, inclusive of the depreciated basis of the building. The project is 100% leased to a life science tenant.

Future Development Pipeline

As of March 31, 2022, our future development pipeline included seven future projects located in Greater Seattle, the San Francisco Bay Area, San Diego County and Austin, Texas with an aggregate cost basis of approximately $1.1 billion at which we believe we could develop more than 5.7 million rentable square feet for a total estimated investment of approximately $5.5 billion to $7.5 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 3/31/2022 ($ in millions) (2)

San Diego County
Santa Fe Summit – Phases 2 and 3	56 Corridor	600,000 - 650,000	$97.9
2045 Pacific Highway	Little Italy	275,000	49.5
Kilroy East Village	East Village	TBD	63.0
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	205.6
Flower Mart	SOMA	2,300,000	467.7
Greater Seattle
SIX0 - Office & Residential	Denny Regrade	925,000	157.5
Austin
10615 Burnet Road (3)	Stadium District / Domain	493,000	40.3
TOTAL:			$1,081.5
________________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of March 31, 2022.
(3)This fully-entitled 2.9 acre land site was acquired in March 2022 for $40.0 million (refer to Note 2 “Acquisitions” to our consolidated financial statements included in this report for additional information).

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three months ended March 31, 2022 and 2021, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion and $1.7 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development activities caused by events outside of our control would not impact our ability to capitalize interest and other carrying costs. For the three months ended March 31, 2022 and 2021, we capitalized $19.1 million and $16.9 million, respectively, of interest to our qualifying development and redevelopment projects. For the three months ended March 31, 2022 and 2021, we capitalized $5.3 million and $5.5 million, respectively, of internal costs to our qualifying development and redevelopment projects. In March 2022, the Federal Reserve raised interest rates by 0.25% and indicated that it expects to continue to raise interest rates throughout 2022. While we did not have any variable-rate debt outstanding during the three months ended March 31, 2022, our interest expense and capitalized interest may increase in 2022 to the extent that we borrow amounts on our unsecured revolving credit facility, for which interest is calculated at the contractual rate of LIBOR plus 0.900%.

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

The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the current economic and market conditions), and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Acquisitions. During the three months ended March 31, 2022, we acquired one development site in one transaction for a total cash purchase price of $40.0 million. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add and strategic operating properties and land.  We focus on growth opportunities primarily in markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development and redevelopment programs and selectively evaluate opportunities that we believe have the potential to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers, as defined in Rule 16 under the Exchange Act. For 2022, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure based vesting requirements and time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions, liquidity measures and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2022, there was approximately $38.2 million of total unrecognized compensation cost related to outstanding nonvested RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 2.1 years. The ultimate amount of compensation cost recognized related to outstanding nonvested RSUs issued under share-based compensation arrangements may vary for performance-based RSUs that are still in the performance period based on performance against applicable performance-based vesting goals. The $38.2 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to March 31, 2022. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. For additional information regarding our equity incentive awards, see Note 7 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the three months ended March 31, 2022.

For Leases Commenced

	1st & 2nd Generation (1)(2)					2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		Retention Rates (4)	TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2022	13	7	141,137	76,104	24.0%	$73.23	$10.59	25.4%	5.9%	83

For Leases Executed (9)

	1st & 2nd Generation (1)(2)				2nd Generation (1)(2)
	Number of Leases (3)		Rentable Square Feet (3)		TI/LC per Sq. Ft. (5)	TI/LC per Sq. Ft. / Year	Changes in Rents (6)(7)	Changes in Cash Rents (8)	Weighted Average Lease Term (in months)
	New	Renewal	New	Renewal
Three Months Ended March 31, 2022	9	7	107,147	76,104	$92.61	$11.70	32.9%	6.7%	95
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
(6)Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Includes leases for which re-leasing timing was impacted by the COVID-19 pandemic and restrictions intended to prevent its spread. Excludes leases for which the space was vacant when the property was acquired.
(7)Excludes commenced leases of approximately 10,000 rentable square feet for the three months ended March 31, 2022. Includes leases for which re-leasing timing was impacted by the COVID-19 pandemic and restrictions intended to prevent its spread. Space that was vacant when the property was acquired is excluded from our change in rents calculations to provide a more meaningful market comparison.
(8)Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Includes leases for which re-leasing timing was impacted by the COVID-19 pandemic and restrictions intended to prevent its spread. Excludes leases for which the space was vacant when the property was acquired.
(9)During the three months ended March 31, 2022, 7 new leases totaling 99,684 rentable square feet were signed but not commenced as of March 31, 2022.

As of March 31, 2022, we believe that the weighted average cash rental rates for our total stabilized portfolio are generally below current market rates in many of our markets. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate or our portfolio.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

As restrictions intended to prevent the spread of COVID-19 have been lifted, we have seen an increase in prospective tenant tours and inquiries and leasing activity as compared to 2020 levels. While we do not believe that our development leasing and ability to renew leases scheduled to expire has been significantly impacted by the COVID-19 pandemic, we do believe that the impact of the restrictions and social distancing guidelines, the economic uncertainty caused by the COVID-19 pandemic and the uncertainty around the timing and extent of employees returning to offices have impacted the timing and volume of leasing and may continue to do so in the future, particularly if case rates surge again as a result of the spread of new variants or otherwise. Additionally, decreased demand, increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2022 and the next five years and by region for the remainder of 2022 and in 2023.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2022 (4)	39	431,965	3.2%	$19,360	2.5%	$44.82
2023 (4)	80	1,488,671	11.0%	76,087	10.1%	51.11
2024	69	1,041,537	7.6%	47,913	6.3%	46.00
2025	59	729,691	5.3%	36,298	4.8%	49.74
2026	50	1,832,065	13.4%	84,032	11.1%	45.87
2027	56	1,213,082	8.9%	48,079	6.4%	39.63
Total	353	6,737,011	49.4%	$311,769	41.2%	$46.28

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
2022 (4)	Greater Los Angeles	30	321,898	2.5%	$14,806	2.0%	$46.00
	San Diego County	5	19,241	0.1%	988	0.1%	51.35
	San Francisco Bay Area	2	30,829	0.2%	1,785	0.2%	57.90
	Greater Seattle	2	59,997	0.4%	1,781	0.2%	29.68
	Total	39	431,965	3.2%	$19,360	2.5%	$44.82

2023 (4)	Greater Los Angeles	46	443,991	3.2%	$23,454	3.1%	$52.83
	San Diego County	10	181,367	1.4%	7,923	1.0%	43.68
	San Francisco Bay Area	16	389,560	2.9%	24,515	3.2%	62.93
	Greater Seattle	8	473,753	3.5%	20,195	2.8%	42.63
	Total	80	1,488,671	11.0%	$76,087	10.1%	$51.11
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of March 31, 2022, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of March 31, 2022.
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
(4)Adjusting for leases executed as of March 31, 2022 but not yet commenced, the 2022 expirations would be reduced by 64,058 square feet.

In addition to the 1.3 million rentable square feet, or 8.7%, of currently available space in our stabilized portfolio, leases representing approximately 3.2% and 11.0% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2022 and in 2023, respectively. The leases scheduled to expire during the remainder of 2022 and in 2023 represent approximately 1.9 million rentable square feet or 12.6% of our total annualized base rental revenue. Adjusting for leases executed as of March 31, 2022 but not yet commenced, the remaining 2022 expirations would be 367,907 square feet.
Sublease Space.  Of our leased space as of March 31, 2022, approximately 1.0 million rentable square feet, or 6.5% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area region. Of the 6.5% of available sublease space in our stabilized portfolio as of March 31, 2022, approximately 5.1% was vacant space, and the remaining 1.4% was occupied. Of the approximately 1.0 million rentable square feet available for sublease as of March 31, 2022, approximately 31,748 rentable square feet representing 4 leases is scheduled to expire in 2022, and approximately 46,397 rentable square feet representing 4 leases are scheduled to expire in 2023.

Stabilized Portfolio Information

As of March 31, 2022, our stabilized portfolio was comprised of 118 office and life science properties encompassing an aggregate of approximately 15.2 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction or in the tenant improvement phase, redevelopment projects under construction, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property as the projects or phases of projects are placed in service.

We did not have any properties held for sale at March 31, 2022. Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2022 was comprised of seven potential development sites, representing approximately 62 gross acres of undeveloped land on which we believe we have the potential to develop more than 5.7 million rentable square feet, depending upon economic conditions.

As of March 31, 2022, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	3	1,604,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction	3	330,000
________________________
(1)Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from March 31, 2021 to March 31, 2022:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2021	117	14,049,585
Acquisitions	1	539,226
Completed development properties placed in-service	5	949,065
Properties transferred to redevelopment	(3)	(348,568)
Dispositions	(2)	(102,376)
Remeasurement	—	134,980
Total as of March 31, 2022 (1)	118	15,221,912
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			3/31/2022	12/31/2021	9/30/2021
Greater Los Angeles	55	4,457,320	85.7%	86.1%	86.4%
San Diego County	20	2,171,305	89.4%	95.9%	91.8%
San Francisco Bay Area	34	6,211,875	92.9%	92.4%	93.0%
Greater Seattle	9	2,381,412	99.2%	97.2%	97.2%
Total Stabilized Office Portfolio	118	15,221,912	91.3%	91.9%	91.5%

	Average Occupancy
	Three Months Ended March 31,
	2022	2021
Stabilized Office Portfolio (1)	91.4%	91.5%
Same Store Portfolio (2)	90.5%	91.4%
Residential Portfolio (3)	93.7%	69.1%
________________________
(1)Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy.
(2)Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2021 and still owned and stabilized as of March 31, 2022 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of March 31, 2022.

Tenant Name	Region	Annualized Base Rental Revenue (1) (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet	Year(s) of Lease Expiration
		(in thousands)
GM Cruise, LLC	San Francisco Bay Area	$36,337	374,618	4.7%	2.4%	2031
Amazon.com	Greater Seattle	33,800	780,757	4.4%	5.0%	2023 / 2029 / 2030
Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.3%	2.7%	2034
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	663,460	3.9%	4.3%	2024 / 2026
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	523,416	3.6%	3.4%	2027 / 2031
salesforce.com, inc.	San Francisco Bay Area	24,076	451,763	3.1%	2.9%	2031 / 2032
DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.1%	1.5%	2032
DIRECTV, LLC (3)	Greater Los Angeles	23,152	684,411	3.0%	4.4%	2027
Global Technology Company	Greater Seattle / San Diego County	23,059	472,427	3.0%	3.0%	2032 / 2033
Okta, Inc.	San Francisco Bay Area	22,387	273,371	2.9%	1.8%	2028
Netflix, Inc. (4)	Greater Los Angeles	21,943	362,899	2.8%	2.3%	2022 / 2032
Box, Inc.	San Francisco Bay Area	20,390	341,441	2.6%	2.2%	2028
Cytokinetics, Inc.	San Francisco Bay Area	18,014	234,892	2.3%	1.5%	2033
Riot Games, Inc.	Greater Los Angeles	15,681	251,307	2.0%	1.6%	2023 / 2024
Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	2.0%	2.2%	2030
Total		$368,932	6,420,099	47.7%	41.2%
________________________
(1)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of March 31, 2022.
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
(4)The 2022 lease expiration represents 1,480 rentable square feet expiring on June 30, 2022.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2021 and still owned and included in the stabilized portfolio as of March 31, 2022, including our 200-unit residential tower in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California;

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

•Acquisition Properties - includes the results, from the date of acquisition through the periods presented, for the one property acquired in the third quarter of 2021; and

•Disposition Properties – includes the results of one property disposed of in the first quarter of 2021 and two properties disposed of in the fourth quarter of 2021.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of March 31, 2022:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	112	13,733,621
Stabilized Development Properties (1)	5	949,065
Acquisition Properties	1	539,226
Total Stabilized Portfolio	118	15,221,912
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development and redevelopment projects and future development projects.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2022	2021
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$53,128	$497,631	$(444,503)	(89.3)%
Net income attributable to noncontrolling common units of the Operating Partnership	516	4,886	(4,370)	(89.4)%
Net income attributable to noncontrolling interests in consolidated property partnerships	5,739	4,894	845	17.3%
Net income	$59,383	$507,411	$(448,028)	(88.3)%
Unallocated expense (income):
General and administrative expenses	22,781	21,985	796	3.6%
Leasing costs	1,013	692	321	46.4%
Depreciation and amortization	88,660	75,932	12,728	16.8%
Interest and other income, net	(81)	(1,373)	1,292	(94.1)%
Interest expense	20,625	22,334	(1,709)	(7.7)%
Gain on sale of depreciable operating property	—	(457,288)	457,288	(100.0)%
Net Operating Income, as defined	$192,381	$169,693	$22,688	13.4%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022					2021
	Same Store	Develop-ment	Acquisi-tion	Disposition	Total	Same Store	Develop-ment	Acquisi-tion	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$218,089	$36,427	$8,685	$7	$263,208	$201,097	$12,687	$—	$20,872	$234,656
Other property income	1,788	478	21	6	2,293	965	13	—	12	990
Total	219,877	36,905	8,706	13	265,501	202,062	12,700	—	20,884	235,646
Property and related expenses:
Property expenses	39,442	4,963	979	40	45,424	35,048	1,526	—	2,285	38,859
Real estate taxes	21,506	3,705	659	—	25,870	21,053	1,383	—	2,830	25,266
Ground leases	1,738	88	—	—	1,826	1,828	—	—	—	1,828
Total	62,686	8,756	1,638	40	73,120	57,929	2,909	—	5,115	65,953
Net Operating Income, as defined	$157,191	$28,149	$7,068	$(27)	$192,381	$144,133	$9,791	$—	$15,769	$169,693

	Three Months Ended March 31, 2022 as compared to the Three Months Ended March 31, 2021
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$16,992	8.4%	$23,740	187.1%	$8,685	100.0%	$(20,865)	(100.0)%	$28,552	12.2%
Other property income	823	85.3%	465	NM*	21	100.0%	(6)	(50.0)%	1,303	131.6%
Total	17,815	8.8%	24,205	190.6%	8,706	100.0%	(20,871)	(99.9)%	29,855	12.7%
Property and related expenses:
Property expenses	4,394	12.5%	3,437	225.2%	979	100.0%	(2,245)	(98.2)%	6,565	16.9%
Real estate taxes	453	2.2%	2,322	167.9%	659	100.0%	(2,830)	(100.0)%	604	2.4%
Ground leases	(90)	(4.9)%	88	100.0%	—	—%	—	—%	(2)	(0.1)%
Total	4,757	8.2%	5,847	201.0%	1,638	100.0%	(5,075)	(99.2)%	7,167	10.9%
Net Operating Income, as defined	$13,058	9.1%	$18,358	187.5%	$7,068	100.0%	$(15,796)	(100.2)%	$22,688	13.4%
________________________
* Percentage not meaningful.

Net Operating Income increased $22.7 million, or 13.4%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 resulting from:

•An increase in Net Operating Income of $13.1 million attributable to the Same Store Properties, which was driven by the following activity:

•An increase in total operating revenues of $17.8 million primarily due to:

•$5.0 million increase resulting from new leases and renewals at higher rates primarily in the San Diego County and San Francisco Bay Area regions;

•$8.0 million increase related to recoveries from the impact of COVID-19 in 2021, comprised of:

•$4.0 million increase due to collection of past due amounts from tenants on a cash basis of revenue recognition;
•$1.5 million increase from the recognition of deferred rent balances associated with tenants restored from a cash basis of revenue recognition to an accrual basis of revenue recognition in 2022;

•$1.6 million increase in parking income due to an increase in the number of monthly parking spaces rented and higher transient parking across all regions; and

•$0.9 million increase primarily due to lower charges in 2022 against rental income related to tenant creditworthiness considerations;

•$4.0 million increase in the tenant reimbursement component of rental income due to higher occupancy and reimbursable operating expenses; and

•$0.5 million increase due to termination fees recognized in 2022 primarily related to one tenant in San Diego County and one tenant in Greater Los Angeles;

•An increase in property and related expenses of $4.8 million primarily due to the following:

•$3.4 million increase in property expenses including repairs and maintenance, janitorial, utilities, security, and various other recurring expenses as tenants continue to return to the office;

•$0.9 million increase in operating expenses related to our residential properties due to higher occupancy; and

•$0.5 million increase in real estate taxes due to higher annual property taxes across the portfolio;

•An increase in Net Operating Income of $18.4 million attributable to the Development Properties;

•An increase in Net Operating Income of $7.1 million attributable to the Acquisition Properties; partially offset by

•A decrease in Net Operating Income of $15.8 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 3.6%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to the continued reopening of the economy and the resumption of activities throughout the Company.

Depreciation and Amortization

Depreciation and amortization increased $12.7 million, or 16.8%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the following:

•An increase of $10.9 million attributable to the Acquisition Properties; and

•An increase of $6.8 million attributable to the Development Properties; partially offset by

•A decrease of $1.2 million attributable to the Same Store Properties; and

•A decrease of $3.8 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$39,723	$39,242	$481	1.2%
Capitalized interest and deferred financing costs	(19,098)	(16,908)	(2,190)	13.0%
Interest expense	$20,625	$22,334	$(1,709)	(7.7)%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $0.5 million, or 1.2%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to an increase in the average outstanding debt balance for the three months ended March 31, 2022.

Capitalized interest and deferred financing costs increased $2.2 million, or 13.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increase in the average development asset balances qualifying for interest capitalization during the three months ended March 31, 2022. During the three months ended March 31, 2022 and 2021, we capitalized interest on in-process development and redevelopment projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion and $1.7 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. However, a cessation of development or redevelopment activities caused by events outside of our control, such as those as a result of government restrictions aimed at stopping the spread of COVID-19, would not impact our ability to capitalize interest and other carrying costs.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $0.8 million or 17.3% or the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the expansion of one existing tenant at a higher rate at one property held in a property partnership in 2022. The amounts reported for the three months ended March 31, 2022 and 2021 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest's share of net income for Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2022 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of March 31, 2022, we had approximately $331.7 million in cash and cash equivalents. As of the date of this report, we had $1.1 billion available under our unsecured revolving credit facility and our next debt maturity occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds, and there can be no assurances that we will successfully obtain such financings.

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

On February 8, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.52 per share. The regular quarterly cash dividend is payable to stockholders of record on March 31, 2022 and a corresponding cash distribution of $0.52 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on March 31, 2022, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 13, 2022 were $61.3 million.

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

Capitalization

As of March 31, 2022, our total debt as a percentage of total market capitalization was 31.3%, which was calculated based on the closing price per share of the Company’s common stock of $76.42 on March 31, 2022 as shown in the following table:

	Shares/Units at March 31, 2022	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Senior Notes due 2024		$425,000	3.2%
Unsecured Senior Notes due 2025		400,000	3.1%
Unsecured Senior Notes Series A & B due 2026		250,000	1.9%
Unsecured Senior Notes due 2028		400,000	3.1%
Unsecured Senior Notes due 2029		400,000	3.1%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	1.9%
Unsecured Senior Notes due 2030		500,000	3.8%
Unsecured Senior Notes due 2031		350,000	2.7%
Unsecured Senior Notes due 2032		425,000	3.2%
Unsecured Senior Notes due 2033		450,000	3.4%
Secured debt		247,655	1.9%
Total debt		$4,097,655	31.3%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,150,574	$87,927	0.7%
Shares of common stock outstanding	116,716,080	8,919,443	68.0%
Total Equity and Noncontrolling Interests in the Operating Partnership		$9,007,370	68.7%
Total Market Capitalization		$13,105,025	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at March 31, 2022: $22.0 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $7.1 million of unamortized discounts for the unsecured senior notes.
(2)    As of March 31, 2022, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Value based on closing price per share of our common stock of $76.42 as of March 31, 2022.
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

Liquidity Sources

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	1.35%	1.00%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 0.900% as of March 31, 2022 and December 31, 2021.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2022 and December 31, 2021, $6.8 million and $7.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates presented of our unsecured revolving credit facility.

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

Any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to current economic and market conditions), and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced June 2018, we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at March 31, 2022.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through March 31, 2022. As of March 31, 2022, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under this program. The Company did not complete any sales under the program during the three months ended March 31, 2022.

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. Capital raising could be more challenging under current market conditions as uncertainty related to interest rates, inflation rates, economic outlook, geopolitical events (including the military conflict between Russia and Ukraine) and other factors have contributed and may continue to contribute to significant volatility and negative pressure in financial markets. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of March 31, 2022 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Senior Notes due 2024	$425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Unsecured Senior Notes due 2033	450,000
Secured Debt	247,655
Total Unsecured and Secured Debt (1)	4,097,655
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(29,192)
Total Debt, Net	$4,068,463
________________________
(1)As of March 31, 2022, there was no outstanding balance on the unsecured revolving credit facility.
(2)Includes $22.0 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $7.1 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2022 and December 31, 2021 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1)
	March 31, 2022 (2)	December 31, 2021	March 31, 2022 (2)	December 31, 2021
Secured vs. unsecured:
Unsecured	94.0%	93.9%	3.6%	3.6%
Secured	6.0%	6.1%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	—%	—%	—%	—%
Fixed-rate (3)	100.0%	100.0%	3.7%	3.7%
Stated rate (3)			3.7%	3.7%
GAAP effective rate (4)			3.7%	3.7%
GAAP effective rate including debt issuance costs			3.9%	3.9%
________________________
(1)    As of the end of the period presented.
(2)    As of March 31, 2022, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)    Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2021 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the three months ended March 31, 2022.

Other Liquidity Uses

Development

As of March 31, 2022, we had two development projects under construction.  These projects have a total estimated investment of approximately $1.0 billion of which we have incurred approximately $286.0 million, net of retention, and committed an additional $714.0 million as of March 31, 2022, of which $135.0 million to $145.0 million is currently expected to be spent through the end of 2022. In addition, as of March 31, 2022, we had three development projects in the tenant improvement phase. These projects have a total estimated investment of approximately $1.2 billion, of which we have incurred approximately $1.1 billion, net of retention, and committed an additional $146.0 million as of March 31, 2022, of which $70.0 million to $80.0 million is currently expected to be spent through the end of 2022. We also had two stabilized development projects with a total estimated investment of $715.0 million, of which $67.0 million remains to be spent through the end of 2022. In addition, as of March 31, 2022, we had three redevelopment projects under construction with total estimated incremental redevelopment costs of $55.0 million, of which we have incurred $14.7 million and committed an additional $40.3 million as of March 31, 2022. Of this amount, $33.0 million is expected to be spent through the end of 2022. Furthermore, we currently believe we may spend up to $100.0 million on development projects that we may commence construction on throughout the remainder of 2022. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of the COVID-19 pandemic. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts or on the timelines currently contemplated, or at all.

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

Share Repurchases

As of March 31, 2022, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company's board of directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

Other Potential Future Liquidity Uses

The amounts we incur for tenant improvements and leasing costs depend on leasing activity in each period. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type and condition of the property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. As the impacts of the COVID-19 pandemic and restrictions intended to prevent its spread subside, there may be a continued lower level of leasing activity when compared to levels prior to the COVID-19 pandemic due to the uncertainty around the timing and extent of employees returning to the office, particularly if case rates surge again as a result of the spread of new variants or otherwise.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events (including the military conflict between Russia and Ukraine) and other factors (refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 for additional information). These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of March 31, 2022
Total debt to total asset value	less than 60%	29%
Fixed charge coverage ratio	greater than 1.5x	3.5x
Unsecured debt ratio	greater than 1.67x	3.25x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.05x

Unsecured Senior Notes due 2024, 2025, 2028, 2029, 2030, 2032 and 2033 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	34%
Interest coverage	greater than 1.5x	8.4x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	297%

The Operating Partnership was in compliance with all of its debt covenants as of March 31, 2022. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is as follows:

	Three Months Ended March 31,
	2022	2021	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$178,659	$144,152	$34,507	23.9%
Net cash (used in) provided by investing activities	(169,374)	812,250	(981,624)	120.9%
Net cash used in financing activities	(91,676)	(92,954)	1,278	(1.4)%
Net (decrease) increase in cash and cash equivalents	$(82,391)	$863,448	$(945,839)	(109.5)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $34.5 million, or 23.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as result of an increase in cash Net Operating Income generated from stabilized development properties in our Development Portfolio and from our Same Store and Acquisition Portfolios and net changes in other operating liabilities related to the timing of expenditures. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the three months ended March 31, 2022 we had net cash used in investing activities of $169.4 million compared to net cash provided by investing activities of $812.3 million for the three months ended March 31, 2021 primarily due to $1.0 billion of proceeds received from the disposition completed during the three months ended March 31, 2021.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash used in financing activities remained generally consistent for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We did not complete any capital raising activities during the three months ended March 31, 2022 or 2021.

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

The following table presents our FFO for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income available to common stockholders	$53,128	$497,631
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	516	4,886
Net income attributable to noncontrolling interests in consolidated property partnerships	5,739	4,894
Depreciation and amortization of real estate assets	87,001	74,431
Gain on sale of depreciable real estate	—	(457,288)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(8,618)	(8,310)
Funds From Operations (1)(2)	$137,766	$116,244
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.3 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2022, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2022, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
March 31, 2022.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	207,139	$66.53	—	—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	—	—	—	—
Total	207,139	$66.53	—	—
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

4.2
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

10.1†*	Transition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Michelle Ngo dated February 24, 2022

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2022.

KILROY REALTY CORPORATION

By:	/s/ John Kilroy
John Kilroy Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eliott Trencher
Eliott Trencher Executive Vice President, Chief Investment Officer, Interim Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2022.

KILROY REALTY, L.P.

BY:	KILROY REALTY CORPORATION
Its general partner

	By:	/s/ John Kilroy
John Kilroy Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eliott Trencher
Eliott Trencher Executive Vice President, Chief Investment Officer, Interim Chief Financial Officer and Treasurer (Principal Financial Officer)

	By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)