Form 10-Q
period 2022-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2022-10-26
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 21, 2022, 116,877,453 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2022, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$1,743,194	$1,731,982
Buildings and improvements	7,693,247	7,543,585
Undeveloped land and construction in progress	2,183,071	2,017,126
Total real estate assets held for investment	11,619,512	11,292,693
Accumulated depreciation and amortization	(2,150,060)	(2,003,656)
Total real estate assets held for investment, net	9,469,452	9,289,037
CASH AND CASH EQUIVALENTS	249,981	414,077
RESTRICTED CASH	13,009	13,006
MARKETABLE SECURITIES (Note 11)	22,390	27,475
CURRENT RECEIVABLES, NET	15,885	14,386
DEFERRED RENT RECEIVABLES, NET	442,987	405,665
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	214,484	234,458
RIGHT OF USE GROUND LEASE ASSETS	126,708	127,302
PREPAID EXPENSES AND OTHER ASSETS, NET	65,096	57,991
TOTAL ASSETS	$10,619,992	$10,583,397
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 4 and 11)	$244,316	$248,367
Unsecured debt, net (Notes 4 and 11)	3,823,532	3,820,383
Accounts payable, accrued expenses and other liabilities	424,087	391,264
Ground lease liabilities	125,065	125,550
Accrued dividends and distributions (Note 16)	64,271	61,850
Deferred revenue and acquisition-related intangible liabilities, net	176,105	171,151
Rents received in advance and tenant security deposits	82,839	74,962
Total liabilities	4,940,215	4,893,527
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 5):
Common stock, $.01 par value, 280,000,000 shares authorized, 116,877,453 and 116,464,169 shares issued and outstanding, respectively	1,169	1,165
Additional paid-in capital	5,162,088	5,155,232
Retained earnings	276,138	283,663
Total stockholders’ equity	5,439,395	5,440,060
Noncontrolling Interests (Notes 1 and 6):
Common units of the Operating Partnership	53,475	53,746
Noncontrolling interests in consolidated property partnerships	186,907	196,064
Total noncontrolling interests	240,382	249,810
Total equity	5,679,777	5,689,870
TOTAL LIABILITIES AND EQUITY	$10,619,992	$10,583,397

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental income (Note 9)	$272,546	$230,720	$804,330	$689,849
Other property income	3,412	1,606	8,313	4,106
Total revenues	275,958	232,326	812,643	693,955
EXPENSES
Property expenses	52,075	40,842	147,421	120,183
Real estate taxes	27,415	24,153	78,718	71,528
Ground leases	1,771	1,708	5,473	5,559
General and administrative expenses (Note 8)	23,524	22,990	68,425	69,482
Leasing costs	1,015	798	3,475	2,373
Depreciation and amortization	81,140	73,213	266,215	222,734
Total expenses	186,940	163,704	569,727	491,859
OTHER INCOME (EXPENSES)
Interest and other income, net	295	976	501	3,686
Interest expense (Note 4)	(19,982)	(16,105)	(60,728)	(59,829)
Gain on sale of depreciable operating property (Note 3)	17,329	—	17,329	457,831
Total other (expenses) income	(2,358)	(15,129)	(42,898)	401,688
NET INCOME	86,660	53,493	200,018	603,784
Net income attributable to noncontrolling common units of the Operating Partnership	(664)	(460)	(1,695)	(5,700)
Net income attributable to noncontrolling interests in consolidated property partnerships	(6,239)	(6,005)	(18,333)	(17,586)
Total income attributable to noncontrolling interests	(6,903)	(6,465)	(20,028)	(23,286)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$79,757	$47,028	$179,990	$580,498
Net income available to common stockholders per share – basic (Note 12)	$0.68	$0.40	$1.53	$4.98
Net income available to common stockholders per share – diluted (Note 12)	$0.68	$0.40	$1.53	$4.96
Weighted average common shares outstanding – basic (Note 12)	116,872,953	116,456,796	116,782,621	116,418,113
Weighted average common shares outstanding – diluted (Note 12)	117,242,411	116,962,680	117,163,149	116,894,434

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2021	116,464,169	$1,165	$5,155,232	$283,663	$5,440,060	$249,810	$5,689,870
Net income				53,128	53,128	6,255	59,383
Issuance of share-based compensation awards			1,942		1,942		1,942
Non-cash amortization of share-based compensation (Note 8)			6,598		6,598		6,598
Settlement of restricted stock units for shares of common stock	459,050	5	(5)		—		—
Repurchase of common stock and restricted stock units	(207,139)	(3)	(13,991)		(13,994)		(13,994)
Distributions to noncontrolling interests in consolidated property partnerships					—	(14,842)	(14,842)
Adjustment for noncontrolling interest			192		192	(192)	—
Dividends declared per common share and common unit ($0.52 per share/unit)				(62,598)	(62,598)	(598)	(63,196)
BALANCE AS OF MARCH 31, 2022	116,716,080	1,167	5,149,968	274,193	5,425,328	240,433	5,665,761
Net income				47,105	47,105	6,870	53,975
Issuance of share-based compensation awards			635		635		635
Non-cash amortization of share-based compensation (Note 8)			9,665		9,665		9,665
Settlement of restricted stock units for shares of common stock	273,382	2	(2)		—		—
Repurchase of common stock, stock options and restricted stock units	(118,492)	—	(8,660)		(8,660)		(8,660)
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,948)	(6,948)
Adjustment for noncontrolling interest			99		99	(99)	—
Dividends declared per common share and common unit ($0.52 per share/unit)				(61,278)	(61,278)	(599)	(61,877)
BALANCE AS OF JUNE 30, 2022	116,870,970	1,169	5,151,705	260,020	5,412,894	239,657	5,652,551
Net income				79,757	79,757	6,903	86,660
Issuance of share-based compensation awards			505		505		505
Non-cash amortization of share-based compensation (Note 8)			10,287		10,287		10,287
Settlement of restricted stock units for shares of common stock	11,930	—	—		—		—
Repurchase of common stock, stock options and restricted stock units	(5,447)	—	(267)		(267)		(267)
Distributions to noncontrolling interests in consolidated property partnerships					—	(5,700)	(5,700)
Adjustment for noncontrolling interest			(142)		(142)	142	—
Dividends declared per common share and common unit ($0.54 per share/unit) (Note 16)				(63,639)	(63,639)	(620)	(64,259)
BALANCE AS OF SEPTEMBER 30, 2022	116,877,453	$1,169	$5,162,088	$276,138	$5,439,395	$240,382	$5,679,777

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2020	116,035,827	$1,160	$5,131,916	$(103,133)	$5,029,943	$247,378	$5,277,321
Net income				497,631	497,631	9,780	507,411
Issuance of share-based compensation awards			1,950		1,950		1,950
Non-cash amortization of share-based compensation			9,604		9,604		9,604
Settlement of restricted stock units for shares of common stock	769,701	8	(8)		—		—
Repurchase of common stock and restricted stock units	(355,158)	(3)	(21,134)		(21,137)		(21,137)
Distributions to noncontrolling interests in consolidated property partnerships					—	(11,680)	(11,680)
Adjustment for noncontrolling interest			256		256	(256)	—
Dividends declared per common share and common unit ($0.500 per share/unit)				(60,002)	(60,002)	(575)	(60,577)
BALANCE AS OF MARCH 31, 2021	116,450,370	1,165	5,122,584	334,496	5,458,245	244,647	5,702,892
Net income				35,839	35,839	7,041	42,880
Issuance of share-based compensation awards			645		645		645
Non-cash amortization of share-based compensation			11,193		11,193		11,193
Settlement of restricted stock units for shares of common stock	3,840	—	—		—		—
Distributions to noncontrolling interests in consolidated property partnerships					—	(4,692)	(4,692)
Adjustment for noncontrolling interest			(102)		(102)	102	—
Dividends declared per common share and common unit ($0.500 per share/unit)				(58,877)	(58,877)	(576)	(59,453)
BALANCE AS OF JUNE 30, 2021	116,454,210	1,165	5,134,320	311,458	5,446,943	246,522	5,693,465
Net income				47,028	47,028	6,465	53,493
Issuance of share-based compensation awards			650		650		650
Non-cash amortization of share-based compensation			11,477		11,477		11,477
Settlement of restricted stock units for shares of common stock	11,743	—	—		—		—
Repurchase and cancellation of common stock, stock options, and restricted stock units	(4,270)	—	(282)		(282)		(282)
Contributions from noncontrolling interests in consolidated property partnerships					—	1,591	1,591
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,922)	(7,922)
Adjustment for noncontrolling interest			(116)		(116)	116	—
Dividends declared per common share and common unit ($0.52 per share/unit)				(61,236)	(61,236)	(598)	(61,834)
BALANCE AS OF SEPTEMBER 30, 2021	116,461,683	$1,165	$5,146,049	$297,250	$5,444,464	$246,174	$5,690,638

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,018	$603,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	261,129	218,171
Depreciation of non-real estate furniture, fixtures and equipment	5,086	4,563
Revenue reversals for doubtful accounts, net (Note 9)	191	2,830
Non-cash amortization of share-based compensation awards	21,635	26,486
Non-cash amortization of deferred financing costs and debt discounts	2,442	2,232
Non-cash amortization of net below market rents	(8,171)	(3,704)
Gain on sale of depreciable operating property (Note 3)	(17,329)	(457,831)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(14,221)	(12,982)
Straight-line rents	(38,239)	(41,238)
Amortization of right of use ground lease assets	594	886
Net change in other operating assets	(5,323)	(5,767)
Net change in other operating liabilities	76,418	70,130
Net cash provided by operating activities	484,230	407,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of development properties and undeveloped land (Note 2)	(40,033)	(586,927)
Expenditures for development and redevelopment properties and undeveloped land	(334,711)	(436,839)
Expenditures for acquisitions of operating properties (Note 2)	—	(537,429)
Expenditures for operating properties and other capital assets	(65,526)	(90,280)
Net proceeds received from disposition (Note 3)	33,416	1,013,359
Net decrease in acquisition-related deposits	—	1,000
Net cash used in investing activities	(406,854)	(637,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs	(3,083)	(7,801)
Repurchase of common stock and restricted stock units	(22,921)	(21,419)
Distributions to noncontrolling interests in consolidated property partnerships	(27,497)	(24,303)
Dividends and distributions paid to common stockholders and common unitholders	(183,822)	(176,196)
Principal payments and repayments of secured debt	(4,146)	(3,987)
Contributions from noncontrolling interests in consolidated property partnerships	—	1,591
Net cash used in financing activities	(241,469)	(232,115)
Net decrease in cash and cash equivalents and restricted cash	(164,093)	(461,671)
Cash and cash equivalents and restricted cash, beginning of period	427,083	823,130
Cash and cash equivalents and restricted cash, end of period	$262,990	$361,459

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	September 30, 2022	December 31, 2021
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$1,743,194	$1,731,982
Buildings and improvements	7,693,247	7,543,585
Undeveloped land and construction in progress	2,183,071	2,017,126
Total real estate assets held for investment	11,619,512	11,292,693
Accumulated depreciation and amortization	(2,150,060)	(2,003,656)
Total real estate assets held for investment, net	9,469,452	9,289,037
CASH AND CASH EQUIVALENTS	249,981	414,077
RESTRICTED CASH	13,009	13,006
MARKETABLE SECURITIES (Note 11)	22,390	27,475
CURRENT RECEIVABLES, NET	15,885	14,386
DEFERRED RENT RECEIVABLES, NET	442,987	405,665
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	214,484	234,458
RIGHT OF USE GROUND LEASE ASSETS	126,708	127,302
PREPAID EXPENSES AND OTHER ASSETS, NET	65,096	57,991
TOTAL ASSETS	$10,619,992	$10,583,397
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 4 and 11)	$244,316	$248,367
Unsecured debt, net (Notes 4 and 11)	3,823,532	3,820,383
Accounts payable, accrued expenses and other liabilities	424,087	391,264
Ground lease liabilities	125,065	125,550
Accrued distributions (Note 16)	64,271	61,850
Deferred revenue and acquisition-related intangible liabilities, net	176,105	171,151
Rents received in advance and tenant security deposits	82,839	74,962
Total liabilities	4,940,215	4,893,527
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Common units, 116,877,453 and 116,464,169 held by the general partner and 1,150,574 and 1,150,574 held by common limited partners issued and outstanding, respectively (Note 7)	5,492,870	5,493,806
Noncontrolling interests in consolidated property partnerships (Note 1)	186,907	196,064
Total capital	5,679,777	5,689,870
TOTAL LIABILITIES AND CAPITAL	$10,619,992	$10,583,397

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental income (Note 9)	$272,546	$230,720	$804,330	$689,849
Other property income	3,412	1,606	8,313	4,106
Total revenues	275,958	232,326	812,643	693,955
EXPENSES
Property expenses	52,075	40,842	147,421	120,183
Real estate taxes	27,415	24,153	78,718	71,528
Ground leases	1,771	1,708	5,473	5,559
General and administrative expenses (Note 8)	23,524	22,990	68,425	69,482
Leasing costs	1,015	798	3,475	2,373
Depreciation and amortization	81,140	73,213	266,215	222,734
Total expenses	186,940	163,704	569,727	491,859
OTHER INCOME (EXPENSES)
Interest and other income, net	295	976	501	3,686
Interest expense (Note 4)	(19,982)	(16,105)	(60,728)	(59,829)
Gain on sale of depreciable operating property (Note 3)	17,329	—	17,329	457,831
Total other (expenses) income	(2,358)	(15,129)	(42,898)	401,688
NET INCOME	86,660	53,493	200,018	603,784
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(6,239)	(6,005)	(18,333)	(17,586)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$80,421	$47,488	$181,685	$586,198
Net income available to common unitholders per unit – basic (Note 13)	$0.68	$0.40	$1.53	$4.98
Net income available to common unitholders per unit – diluted (Note 13)	$0.68	$0.40	$1.53	$4.96
Weighted average common units outstanding – basic (Note 13)	118,023,527	117,607,370	117,933,195	117,568,687
Weighted average common units outstanding – diluted (Note 13)	118,392,985	118,113,254	118,313,723	118,045,008

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2021	117,614,743	$5,493,806	$196,064	$5,689,870
Net income		53,644	5,739	59,383
Issuance of share-based compensation awards		1,942		1,942
Non-cash amortization of share-based compensation (Note 8)		6,598		6,598
Settlement of restricted stock units	459,050	—		—
Repurchase of common units and restricted stock units	(207,139)	(13,994)		(13,994)
Distributions to noncontrolling interests in consolidated property partnerships			(14,842)	(14,842)
Distributions declared per common unit ($0.52 per unit)		(63,196)		(63,196)
BALANCE AS OF MARCH 31, 2022	117,866,654	5,478,800	186,961	5,665,761
Net income		47,620	6,355	53,975
Issuance of share-based compensation awards		635		635
Non-cash amortization of share-based compensation (Note 8)		9,665		9,665
Settlement of restricted stock units	273,382	—		—
Repurchase of common units, stock options and restricted stock units	(118,492)	(8,660)		(8,660)
Distributions to noncontrolling interests in consolidated property partnerships			(6,948)	(6,948)
Distributions declared per common unit ($0.52 per unit)		(61,877)		(61,877)
BALANCE AS OF JUNE 30, 2022	118,021,544	5,466,183	186,368	5,652,551
Net income		80,421	6,239	86,660
Issuance of share-based compensation awards		505		505
Non-cash amortization of share-based compensation (Note 8)		10,287		10,287
Settlement of restricted stock units	11,930	—		—
Repurchase of common units, stock options and restricted stock units	(5,447)	(267)		(267)
Distributions to noncontrolling interests in consolidated property partnerships			(5,700)	(5,700)
Distributions declared per common unit ($0.54 per unit) (Note 16)		(64,259)		(64,259)
BALANCE AS OF SEPTEMBER 30, 2022	118,028,027	$5,492,870	$186,907	$5,679,777

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2020	117,186,401	$5,079,818	$197,503	$5,277,321
Net income		502,517	4,894	507,411
Issuance of share-based compensation awards		1,950		1,950
Non-cash amortization of share-based compensation		9,604		9,604
Settlement of restricted stock units	769,701	—		—
Repurchase of common units and restricted stock units	(355,158)	(21,137)		(21,137)
Distributions to noncontrolling interests in consolidated property partnerships			(11,680)	(11,680)
Distributions declared per common unit ($0.500 per unit)		(60,577)		(60,577)
BALANCE AS OF MARCH 31, 2021	117,600,944	5,512,175	190,717	5,702,892
Net income		36,193	6,687	42,880
Issuance of share-based compensation awards		645		645
Non-cash amortization of share-based compensation		11,193		11,193
Settlement of restricted stock units	3,840	—		—
Distributions to noncontrolling interests in consolidated property partnerships			(4,692)	(4,692)
Distributions declared per common unit ($0.500 per unit)		(59,453)		(59,453)
BALANCE AS OF JUNE 30, 2021	117,604,784	5,500,753	192,712	5,693,465
Net income		47,488	6,005	53,493
Issuance of share-based compensation awards		650		650
Non-cash amortization of share-based compensation		11,477		11,477
Settlement of restricted stock units	11,743	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(4,270)	(282)		(282)
Contributions from noncontrolling interests in consolidated property partnerships			1,591	1,591
Distributions to noncontrolling interests in consolidated property partnerships			(7,922)	(7,922)
Distributions declared per common unit ($0.52 per unit)		(61,834)		(61,834)
BALANCE AS OF SEPTEMBER 30, 2021	117,612,257	$5,498,252	$192,386	$5,690,638

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,018	$603,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	261,129	218,171
Depreciation of non-real estate furniture, fixtures and equipment	5,086	4,563
Revenue reversals for doubtful accounts, net (Note 9)	191	2,830
Non-cash amortization of share-based compensation awards	21,635	26,486
Non-cash amortization of deferred financing costs and debt discounts	2,442	2,232
Non-cash amortization of net below market rents	(8,171)	(3,704)
Gain on sale of depreciable operating property (Note 3)	(17,329)	(457,831)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(14,221)	(12,982)
Straight-line rents	(38,239)	(41,238)
Amortization of right of use ground lease assets	594	886
Net change in other operating assets	(5,323)	(5,767)
Net change in other operating liabilities	76,418	70,130
Net cash provided by operating activities	484,230	407,560
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of development properties and undeveloped land (Note 2)	(40,033)	(586,927)
Expenditures for development and redevelopment properties and undeveloped land	(334,711)	(436,839)
Expenditures for acquisitions of operating properties (Note 2)	—	(537,429)
Expenditures for operating properties and other capital assets	(65,526)	(90,280)
Net proceeds received from disposition (Note 3)	33,416	1,013,359
Net decrease in acquisition-related deposits	—	1,000
Net cash used in investing activities	(406,854)	(637,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Financing costs	(3,083)	(7,801)
Repurchase of common units and restricted stock units	(22,921)	(21,419)
Distributions to noncontrolling interests in consolidated property partnerships	(27,497)	(24,303)
Distributions paid to common unitholders	(183,822)	(176,196)
Principal payments and repayments of secured debt	(4,146)	(3,987)
Contributions from noncontrolling interests in consolidated property partnerships	—	1,591
Net cash used in financing activities	(241,469)	(232,115)
Net decrease in cash and cash equivalents and restricted cash	(164,093)	(461,671)
Cash and cash equivalents and restricted cash, beginning of period	427,083	823,130
Cash and cash equivalents and restricted cash, end of period	$262,990	$361,459

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

Our stabilized portfolio of operating properties was comprised of the following properties at September 30, 2022:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	120	16,248,802	414	90.8%	92.6%
________________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2022 Average Occupancy
Stabilized Residential Properties	3	1,001	93.6%

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

During the nine months ended September 30, 2022, we added two development projects and two redevelopment projects to our stabilized portfolio consisting of four buildings totaling 1,114,704 square feet of office and life science space in Seattle, Washington and San Diego, California. As of September 30, 2022, the following properties were excluded from our stabilized portfolio. We did not have any properties held for sale at September 30, 2022.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	1	734,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction	1	52,000
________________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2022 was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of September 30, 2022, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one development project in the tenant improvement phase and one future development project in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of September 30, 2022, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of September 30, 2022, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of September 30, 2022, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of September 30, 2022 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At September 30, 2022, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At September 30, 2022, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of September 30, 2022, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $440.4 million (of which $366.1 million related to real estate held for investment), approximately $27.7 million and approximately $181.8 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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

2.    Acquisitions

Development Project Acquisitions

During the nine months ended September 30, 2022, we acquired the following development site from an unrelated third party.

Property	Date of Acquisition	Submarket	Purchase Price (in millions) (1)
10615 Burnet Road, Austin, TX	March 9, 2022	Stadium District / Domain	$40.0
________________________
(1)Excludes acquisition-related costs.

3.    Dispositions

Operating Property Dispositions

The following table summarizes the one operating property sold during the nine months ended September 30, 2022:

Property	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions) (1)
3130 Wilshire Boulevard, Santa Monica, CA	August	1	96,085	$48.0

___________________________
(1)Represents gross sales price before the impact of broker commissions, closing costs and purchase price credits.

The total gain on the sale of the operating property sold during the nine months ended September 30, 2022 was $17.3 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility and all of the unsecured senior notes.

Unsecured Revolving Credit Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	4.04%	1.00%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 0.900% as of September 30, 2022 and December 31, 2021.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2022 and December 31, 2021, $5.8 million and $7.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates presented of our unsecured revolving credit facility.

The Company intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt and to supplement cash balances given uncertainties and volatility in market conditions.

Debt Covenants and Restrictions

The unsecured revolving credit facility, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of September 30, 2022.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of September 30, 2022:

Year	(in thousands)
Remaining 2022	$1,409
2023	5,775
2024	431,006
2025	406,246
2026	401,317
2027	249,125
Thereafter	2,600,000
Total aggregate principal value (1)	$4,094,878
________________________
(1)Includes gross principal balance of outstanding debt before the effect of the following at September 30, 2022: $20.4 million of unamortized deferred financing costs for the unsecured senior notes and secured debt and $6.6 million of unamortized discounts for the unsecured senior notes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2022 and 2021. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Gross interest expense	$39,659	$39,552	$118,995	$118,257
Capitalized interest and deferred financing costs	(19,677)	(23,447)	(58,267)	(58,428)
Interest expense	$19,982	$16,105	$60,728	$59,829

5.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market stock offering program, which commenced in June 2018, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with our at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at September 30, 2022.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through September 30, 2022. As of September 30, 2022, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under our current at-the-market program. The Company did not complete any sales of common stock under the program during the nine months ended September 30, 2022.

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of September 30, 2022, December 31, 2021 and September 30, 2021. The remaining approximate 1.0% common limited partnership interest as of September 30, 2022, December 31, 2021 and September 30, 2021 was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors, executive officers and directors as of September 30, 2022, December 31, 2021 and September 30, 2021.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $50.5 million and $76.2 million as of September 30, 2022 and December 31, 2021, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Partners’ Capital of the Operating Partnership

Common Units Outstanding

The following table sets forth the number of common units held by the Company as the general partner and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of common limited partner units as well as the ownership interest held on each respective date:

	September 30, 2022	December 31, 2021	September 30, 2021
Company owned common units in the Operating Partnership	116,877,453	116,464,169	116,461,683
Company owned general partnership interest	99.0%	99.0%	99.0%
Non-affiliated investors and other common units of the Operating Partnership	1,150,574	1,150,574	1,150,574
Ownership interest of limited partnership interests	1.0%	1.0%	1.0%

For further discussion of the redemption features of the common units not owned by the Company as of September 30, 2022 and December 31, 2021, refer to Note 6 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

8.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of September 30, 2022, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Plan. As of September 30, 2022, approximately 1.1 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

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

2022 Performance-Based RSU Grant

The 2022 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2022-2024). A target number of 2022 Performance-Based RSUs were awarded, and the final number of 2022 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) during the first calendar year of the three year performance measurement period, the achievement of pre-set FFO per share goals that applies to 100% of the Performance-Based RSUs awarded (the “FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “Debt to EBITDA Ratio Performance Condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “Market Condition”). The 2022 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2022 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2022 Performance-Based RSUs granted based upon the levels of achievement for the FFO Performance Condition, the Debt to EBITDA Ratio Performance Condition, the Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2022 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. During the nine months ended September 30, 2022, we recognized $6.2 million of compensation expense for the 2022 Performance-

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based RSU grant, respectively. In the event we achieve a lower level of performance or fail to meet the FFO performance condition, we would reverse a portion or all of the $6.2 million of compensation expense. Compensation expense for the 2022 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period, except for one participant whose compensation expense is recognized on an accelerated basis, due to clauses that render a portion of the vesting conditions to be non-substantive.

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

For the three and nine months ended September 30, 2022, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

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

2021 and 2020 Performance-Based RSUs

Compensation cost for the 2021 performance-based RSUs for the three and nine months ended September 30, 2022 assumes the 2021 debt to EBITDA ratio performance condition is met at 150% of the target level of achievement (175.0% for one participant). Compensation cost for the 2020 performance-based RSUs for the three and nine months ended September 30, 2022 assumes the 2020 debt to EBITDA ratio performance condition is met at 150% of the target level of achievement (175.0% for one participant).

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $10.3 million and $11.5 million for the three months ended September 30, 2022 and 2021, respectively, and $26.5 million and $32.3 million for the nine months ended September 30, 2022 and 2021, respectively. Of the total share-based compensation costs, $1.9 million and $5.0 million was capitalized as part of the real estate assets for the three and nine months ended September 30, 2022, respectively, and $2.4 million and $5.8 million was capitalized as part of the real estate assets for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was approximately $32.2 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.8 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to September 30, 2022.

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

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability reversals for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fixed lease payments	$231,747	$201,324	$685,797	$603,386
Variable lease payments	42,503	31,479	118,724	89,293
Net collectability reversals (1)	(1,704)	(2,083)	(191)	(2,830)
Total rental income	$272,546	$230,720	$804,330	$689,849
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

We have operating leases with tenants that expire at various dates through 2048 and are subject to scheduled fixed increases. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of September 30, 2022 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2022	$204,108
2023	817,762
2024	789,711
2025	757,013
2026	704,712
2027	643,100
Thereafter	2,349,492
Total (1)	$6,265,898
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Commitments and Contingencies

General

As of September 30, 2022, we had commitments of approximately $620.2 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, development and redevelopment properties.

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

As of September 30, 2022, we had accrued environmental remediation liabilities of approximately $81.0 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performing environmental closure activities, constructing remedial systems and other related costs that are necessary when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at September 30, 2022 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects. However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of September 30, 2022 and December 31, 2021:

	Fair Value (Level 1) (1)
	September 30, 2022	December 31, 2021
Description	(in thousands)
Marketable securities (2)	$22,390	$27,475
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The marketable securities are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$244,316	$233,002	$248,367	$269,687
Unsecured debt, net	$3,823,532	$3,303,591	$3,820,383	$4,105,408
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$79,757	$47,028	$179,990	$580,498
Allocation to participating securities (1)	(287)	(388)	(980)	(1,124)
Numerator for basic and diluted net income available to common stockholders	$79,470	$46,640	$179,010	$579,374
Denominator:
Basic weighted average vested shares outstanding	116,872,953	116,456,796	116,782,621	116,418,113
Effect of dilutive securities	369,458	505,884	380,528	476,321
Diluted weighted average vested shares and common stock equivalents outstanding	117,242,411	116,962,680	117,163,149	116,894,434
Basic earnings per share:
Net income available to common stockholders per share	$0.68	$0.40	$1.53	$4.98
Diluted earnings per share:
Net income available to common stockholders per share	$0.68	$0.40	$1.53	$4.96
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options and RSUs are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2022 and 2021. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2022 and 2021, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 8 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$80,421	$47,488	$181,685	$586,198
Allocation to participating securities (1)	(287)	(388)	(980)	(1,124)
Numerator for basic and diluted net income available to common unitholders	$80,134	$47,100	$180,705	$585,074
Denominator:
Basic weighted average vested units outstanding	118,023,527	117,607,370	117,933,195	117,568,687
Effect of dilutive securities	369,458	505,884	380,528	476,321
Diluted weighted average vested units and common unit equivalents outstanding	118,392,985	118,113,254	118,313,723	118,045,008
Basic earnings per unit:
Net income available to common unitholders per unit	$0.68	$0.40	$1.53	$4.98
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.68	$0.40	$1.53	$4.96
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options and RSU are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2022 and 2021. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2022 and 2021, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 8 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $55,080 and $55,423 as of September 30, 2022 and 2021, respectively	$43,838	$47,832
Cash paid for amounts included in the measurement of ground lease liabilities	$4,719	$4,939
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$97,014	$79,891
Tenant improvements funded directly by tenants	$7,397	$8,179
Assumption of accrued liabilities in connection with acquisitions	$—	$37,572
Initial measurement of operating right of use ground lease assets	$—	$46,430
Initial measurement of operating ground lease liabilities	$—	$46,430
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 16)	$64,271	$61,845

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$414,077	$731,991
Restricted cash at beginning of period	13,006	91,139
Cash and cash equivalents and restricted cash at beginning of period	$427,083	$823,130

Cash and cash equivalents at end of period	$249,981	$348,417
Restricted cash at end of period	13,009	13,042
Cash and cash equivalents and restricted cash at end of period	$262,990	$361,459

15.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $55,080 and $55,423 as of September 30, 2022 and 2021, respectively	$43,838	$47,832
Cash paid for amounts included in the measurement of ground lease liabilities	$4,719	$4,939
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$97,014	$79,891
Tenant improvements funded directly by tenants	$7,397	$8,179
Assumption of accrued liabilities in connection with acquisitions	$—	$37,572
Initial measurement of operating right of use ground lease assets	$—	$46,430
Initial measurement of operating ground lease liabilities	$—	$46,430
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 16)	$64,271	$61,845

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$414,077	$731,991
Restricted cash at beginning of period	13,006	91,139
Cash and cash equivalents and restricted cash at beginning of period	$427,083	$823,130

Cash and cash equivalents at end of period	$249,981	$348,417
Restricted cash at end of period	13,009	13,042
Cash and cash equivalents and restricted cash at end of period	$262,990	$361,459

16.    Subsequent Events

On October 12, 2022, aggregate dividends, distributions and dividend equivalents of $64.3 million were paid to common stockholders, common unitholders and RSU holders of record on September 30, 2022.

On October 3, 2022, the Operating Partnership entered into a $400.0 million unsecured term loan facility and made an initial draw of $200.0 million. The borrowing rate under the unsecured term loan facility is variable and subject to a ratings-based pricing grid, currently calculated as one-month Adjusted Secured Overnight Financing Rate ("SOFR") plus 95-basis points. The unsecured term loan facility also has a delayed draw feature and a $100.0 million accordion mechanism, subject to lender commitments. The unsecured term loan facility is scheduled to mature in October 2024 and includes two twelve-month extension options at the Company’s option.

In connection with entering into the unsecured term loan facility, the Company amended its unsecured Revolving Credit Agreement to replace the LIBOR-based interest rate option with a SOFR-based interest rate option for its loan borrowings.

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

Overview and Background

We are a self-administered REIT active in premier office, life science and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of September 30, 2022, December 31, 2021 and September 30, 2021. As of September 30, 2022, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land.

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

Stabilized Development Projects

During the nine months ended September 30, 2022, we completed and added the following development and redevelopment projects to our stabilized portfolio:

•333 Dexter, South Lake Union, Seattle, Washington. We commenced construction on this project in June 2017. This project totals 618,766 square feet of office space at a total estimated investment of $385.0 million and 100% of the project is leased to a global technology company. In June 2020, we completed construction and commenced revenue recognition on the first phase of the project, and in April 2022, we completed construction and commenced revenue recognition on the remaining phases of the project.

•2100 Kettner, Little Italy, San Diego, California. We commenced construction on this project in September 2019. This project is comprised of 204,682 square feet of office space for a total estimated investment of $140.0 million. In August 2022, we added the project to the stabilized portfolio. The project is 14% leased.

•12340 El Camino Real, Del Mar, San Diego, California. In December 2021, we began the phased redevelopment of this property, comprised of 109,307 square feet, for life science use with total estimated redevelopment costs of $40.0 million, inclusive of the depreciated basis of the building. The project is 100% leased to a life science tenant.

•12400 High Bluff Drive, Del Mar, San Diego, California. In March 2022, we began the phased redevelopment of this property. We executed a lease with a life science tenant for 181,949 square feet of this property, of which we redeveloped 144,000 square feet at total estimated redevelopment costs of $50.0 million, inclusive of 66% of the depreciated basis of the building which was subject to redevelopment.

In-Process Development Projects - Tenant Improvement

As of September 30, 2022, the following project was in the tenant improvement phase:

•Indeed Tower, Austin CBD, Austin, Texas. We acquired this project upon core/shell completion in June 2021. This project encompasses approximately 734,000 square feet of office space at a total estimated investment of $690.0 million and is 68% leased to 11 tenants with 42% of the space leased to Indeed.com through 2034. We currently expect this project to reach stabilization in the first quarter of 2024.

In-Process Development Projects - Under Construction

As of September 30, 2022, we had two projects in our in-process development pipeline that were under construction:

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

As of September 30, 2022, we had one redevelopment project under construction:

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

Future Development Pipeline

As of September 30, 2022, our future development pipeline included eight future projects located in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin with an aggregate cost basis of approximately $1.2 billion at which we believe we could develop more than 6.0 million rentable square feet for a total estimated investment of approximately $6.3 billion to $7.3 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 9/30/2022 ($ in millions) (2)

Greater Los Angeles
1633 26th Street (3)	West Los Angeles	190,000	$14.6
San Diego County
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000	107.3
2045 Pacific Highway	Little Italy	275,000	55.2
Kilroy East Village	East Village	TBD	65.0
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	214.5
Flower Mart	SOMA	2,300,000	505.4
Greater Seattle
SIX0 - Office & Residential	Denny Regrade	925,000	168.0
Austin
Stadium Tower	Stadium District / Domain	493,000	54.8
Total:			$1,184.8
________________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of September 30, 2022.
(3)Project moved from the stabilized portfolio to the future development pipeline in the second quarter of 2022.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three and nine months ended September 30, 2022, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. During the three and nine months ended September 30, 2021, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.3 billion and $2.0 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. For the three and nine months ended September 30, 2022, we capitalized $19.7 million and $58.3 million, respectively, of interest to our qualifying development and redevelopment projects. For the three and nine months ended September 30, 2021, we capitalized $23.4 million and $58.4 million, respectively, of interest to our qualifying development and redevelopment projects. For the three and nine months ended September 30, 2022, we capitalized $5.3 million and $15.5 million, respectively, of internal costs to our qualifying development and redevelopment projects. For the three and nine months ended September 30, 2021, we capitalized $5.5 million and $15.9 million, respectively, of internal costs to our qualifying development and redevelopment projects. While we did not have any variable-rate debt outstanding during the nine months ended September 30, 2022, our interest expense and capitalized interest may increase in 2022 to the extent that we borrow amounts on our unsecured revolving credit facility, for which interest is calculated at the contractual rate of SOFR plus 95-basis points.

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

In connection with our capital recycling strategy, during the nine months ended September 30, 2022, we completed the sale of one operating property to an unaffiliated third party for gross proceeds of $48.0 million. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the current economic and market conditions), and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Acquisitions. During the nine months ended September 30, 2022, we acquired one development site in one transaction for a total cash purchase price of $40.0 million. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add and strategic operating properties and land. We focus on growth opportunities primarily in markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development and redevelopment programs and selectively evaluate opportunities that we believe have the potential to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

As of September 30, 2022, there was approximately $32.2 million of total unrecognized compensation cost related to outstanding nonvested RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.8 years. The ultimate amount of compensation cost recognized related to outstanding nonvested RSUs issued under share-based compensation arrangements may vary for performance-based RSUs that are still in the performance period based on performance against applicable performance-based vesting goals. The $32.2 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to September 30, 2022. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. For additional information regarding our equity incentive awards, see Note 8 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three and nine months ended September 30, 2022.

For Leases Commenced (1)

Quarter to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year	Changes in Rents (4)	Changes in Cash Rents (5)	Retention Rates (6)
	New	Renewal	New	Renewal
2nd Generation (7)	12	10	107,282	110,726	70	$42.32	$7.25	23.3%	7.5%	58.6%
Development Leasing (8)	2	—	242,400	—	142	149.84	12.40
Total	14	10	349,682	110,726

Year to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year	Changes in Rents (4)	Changes in Cash Rents (5)	Retention Rates (6)
	New	Renewal	New	Renewal
2nd Generation (7)	36	23	305,173	205,668	72	$53.21	$8.87	24.5%	8.0%	30.2%
Development Leasing (8)	8	1	576,794	945	138	134.50	11.70
Total	44	24	881,967	206,613

For Leases Executed (1)(9)

Quarter to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year	Changes in Rents (4)	Changes in Cash Rents (5)	Retention Rates (6)
	New	Renewal	New	Renewal
2nd Generation (7)	4	10	15,822	110,726	74	$41.08	$6.66	16.8%	1.2%	58.6%
Development Leasing (8)	1	—	5,524	—	87	102.69	14.16
Total	5	10	21,346	110,726

Year to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year	Changes in Rents (4)	Changes in Cash Rents (5)	Retention Rates (6)
	New	Renewal	New	Renewal
2nd Generation (7)	32	23	327,234	205,668	87	$77.93	$10.75	29.4%	10.5%	30.2%
Development Leasing (8)	4	1	31,075	945	115	138.70	14.47
Total	36	24	358,309	206,613
________________________
(1)Includes 100% of consolidated property partnerships.
(2)Represents leasing activity for leases that commenced or were signed during the period in the stabilized and development and redevelopment portfolios, net of month-to-month leases.
(3)Tenant improvements and leasing commissions per square foot exclude tenant-funded tenant improvements.
(4)Calculated as the change between GAAP rents for new/renewed leases and the expiring GAAP rents for the same space. Space that was vacant when the property was acquired is excluded from our change in rents calculations to provide a more meaningful market comparison.
(5)Calculated as the change between stated rents for new/renewed leases and the expiring stated rents for the same space. Space that was vacant when the property was acquired is excluded from our change in rents calculations to provide a more meaningful market comparison.
(6)Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.
(7)Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream. Includes leases for which re-leasing timing was impacted by the COVID-19 pandemic.
(8)Represents leases commenced or executed on new construction added to the stabilized portfolio, as well as in our development and redevelopment portfolios where we have made capital expenditures that result in additional revenue generated when the space was re-leased.
(9)During the three months ended September 30, 2022, 4 new leases totaling 18,994 rentable square feet were signed but not commenced. During the nine months ended September 30, 2022, 14 new leases totaling 249,115 rentable square feet were signed but not commenced.

As of September 30, 2022, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 10-15% below the current average market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate or our portfolio.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

As restrictions intended to prevent the spread of COVID-19 have been lifted, we have continued to see an increase in prospective tenant tours, inquiries and leasing activity as compared to 2020 levels. While we do not believe that our development leasing and ability to renew leases scheduled to expire has been significantly impacted by the COVID-19 pandemic, we do believe that the economic uncertainty caused by the timing and extent of employees returning to offices have impacted the timing and volume of leasing and may continue to do so in the future. Additionally, decreased demand, increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2022 and the next five years and by region for the remainder of 2022 and in 2023.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2022 (4)	13	167,513	1.2%	$8,209	1.0%	$49.01
2023	74	1,460,908	10.1%	73,910	9.1%	50.59
2024	74	1,065,700	7.4%	48,716	6.0%	45.71
2025	63	737,320	5.1%	36,680	4.5%	49.75
2026	53	1,888,161	13.0%	89,148	11.0%	47.21
2027	62	1,244,247	8.6%	50,021	6.2%	40.20
Total	339	6,563,849	45.4%	$306,684	37.8%	$46.72

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
					( in thousands)
2022 (4)	Greater Los Angeles	10	133,367	0.9%	$6,302	0.8%	$47.25
	San Diego County	2	4,648	—%	200	—%	43.03
	San Francisco Bay Area	1	29,498	0.3%	1,707	0.2%	57.87
	Greater Seattle	—	—	—%	—	—%	—
	Total	13	167,513	1.2%	$8,209	1.0%	$49.01

2023	Greater Los Angeles	45	443,004	3.1%	$22,766	2.8%	$51.39
	San Diego County	9	174,914	1.2%	7,670	0.9%	43.85
	San Francisco Bay Area	15	378,089	2.6%	23,592	2.9%	62.40
	Greater Seattle	5	464,901	3.2%	19,882	2.5%	42.77
	Total	74	1,460,908	10.1%	$73,910	9.1%	$50.59
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of September 30, 2022, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of September 30, 2022.
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
(4)Adjusting for leases executed as of September 30, 2022 but not yet commenced, the 2022 expirations would be reduced by 85,639 square feet.

In addition to the 1.5 million rentable square feet, or 9.2%, of currently available space in our stabilized portfolio, leases representing approximately 1.2% and 10.1% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2022 and in 2023, respectively. The leases scheduled to expire during the remainder of 2022 and in 2023 represent approximately 1.6 million rentable square feet or 10.1% of our total annualized base rental revenue. Adjusting for leases executed as of September 30, 2022 but not yet commenced, the remaining 2022 expirations would be 81,874 square feet.
Sublease Space. Of our leased space as of September 30, 2022, approximately 1.2 million rentable square feet, or 7.2% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area region. Of the 7.2% of available sublease space in our stabilized portfolio as of September 30, 2022, approximately 5.5% was vacant space, and the remaining 1.7% was occupied. Of the approximately 1.2 million rentable square feet available for sublease as of September 30, 2022, no leases are scheduled to expire in 2022, and approximately 74,618 rentable square feet representing five leases are scheduled to expire in 2023.

Stabilized Portfolio Information

As of September 30, 2022, our stabilized portfolio was comprised of 120 office and life science properties encompassing an aggregate of approximately 16.2 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction or in the tenant improvement phase, redevelopment projects under construction, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

We did not have any properties held for sale at September 30, 2022. Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2022 was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land on which we believe we have the potential to develop more than 6.0 million rentable square feet, depending upon economic conditions.

As of September 30, 2022, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	1	734,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction	1	52,000
________________________
(1)Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from September 30, 2021 to September 30, 2022:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2021	121	15,199,178
Completed development properties placed in-service	6	1,574,960
Properties transferred to development and redevelopment	(4)	(392,425)
Dispositions	(3)	(198,461)
Remeasurement	—	65,550
Total as of September 30, 2022 (1)	120	16,248,802
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2022	6/30/2022	3/31/2022
Greater Los Angeles	53	4,328,073	84.5%	84.9%	85.7%
San Diego County	23	2,708,676	86.3%	90.9%	89.4%
San Francisco Bay Area	34	6,211,875	93.8%	93.1%	92.9%
Greater Seattle	10	3,000,178	97.7%	97.8%	99.2%
Total Stabilized Office Portfolio	120	16,248,802	90.8%	91.4%	91.3%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stabilized Office Portfolio (1)	91.1%	91.7%	91.3%	91.7%
Same Store Portfolio (2)	91.0%	92.0%	90.7%	91.8%
Residential Portfolio (3)	93.5%	79.9%	93.6%	74.0%
________________________
(1)Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy.
(2)Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2021 and still owned and stabilized as of September 30, 2022 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of September 30, 2022.

Tenant Name	Region	Annualized Base Rental Revenue (1) (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet	Year(s) of Lease Expiration
		(in thousands)
Global Technology Company	Greater Seattle / San Diego County	$39,631	779,210	4.9%	4.8%	2032 / 2033
Cruise LLC	San Francisco Bay Area	35,449	374,618	4.4%	2.3%	2031
Amazon.com	Greater Seattle	33,800	780,757	4.2%	4.8%	2023 / 2029 / 2030
Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.1%	2.6%	2034
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	663,460	3.7%	4.1%	2024 / 2026
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	523,416	3.5%	3.2%	2027 / 2031
Salesforce, Inc.	San Francisco Bay Area	24,076	451,763	3.0%	2.8%	2031 / 2032
DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.0%	1.5%	2032
DIRECTV, LLC (3)	Greater Los Angeles	23,152	684,411	2.9%	4.2%	2027
Okta, Inc.	San Francisco Bay Area	22,387	273,371	2.8%	1.7%	2028
Netflix, Inc.	Greater Los Angeles	21,854	361,388	2.7%	2.2%	2032
Box, Inc.	San Francisco Bay Area	20,390	341,441	2.5%	2.1%	2028
Cytokinetics, Inc.	San Francisco Bay Area	18,014	234,892	2.2%	1.4%	2033
Riot Games, Inc.	Greater Los Angeles	16,427	260,158	2.0%	1.6%	2023 / 2024
Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	1.9%	2.1%	2030
Total		$385,273	6,734,222	47.8%	41.4%
________________________
(1)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of September 30, 2022.
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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2021 and still owned and included in the stabilized portfolio as of September 30, 2022, including our 200-unit residential tower in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California;

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
◦Three office buildings that were added to the stabilized portfolio in the third quarter of 2022; and
◦193 residential units at our Jardine project in Hollywood, California that were added to the stabilized portfolio in the second quarter of 2021;

•Acquisition Properties - includes the results, from the date of acquisition through the periods presented, for the one property acquired in the third quarter of 2021; and

•Disposition Properties – includes the results of one property disposed of in the first quarter of 2021, two properties disposed of in the fourth quarter of 2021 and one property disposed of in the third quarter of 2022.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of September 30, 2022:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	110	13,611,238
Stabilized Development Properties (1)	9	2,098,338
Acquisition Properties	1	539,226
Total Stabilized Portfolio	120	16,248,802
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development and redevelopment projects and future development projects.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2022	2021
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$79,757	$47,028	$32,729	69.6%
Net income attributable to noncontrolling common units of the Operating Partnership	664	460	204	44.3%
Net income attributable to noncontrolling interests in consolidated property partnerships	6,239	6,005	234	3.9%
Net income	$86,660	$53,493	$33,167	62.0%
Unallocated expense (income):
General and administrative expenses	23,524	22,990	534	2.3%
Leasing costs	1,015	798	217	27.2%
Depreciation and amortization	81,140	73,213	7,927	10.8%
Interest and other income, net	(295)	(976)	681	(69.8)%
Interest expense	19,982	16,105	3,877	24.1%
Gain on sale of depreciable operating property	(17,329)	—	(17,329)	100.0%
Net Operating Income, as defined	$194,697	$165,623	$29,074	17.6%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022					2021
	Same Store	Develop- ment	Acquisi- tion	Disposition	Total	Same Store	Develop- ment	Acquisi- tion	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$220,389	$43,821	$8,228	$108	$272,546	$212,388	$15,380	$947	$2,005	$230,720
Other property income	2,945	443	61	(37)	3,412	1,507	103	—	(4)	1,606
Total	223,334	44,264	8,289	71	275,958	213,895	15,483	947	2,001	232,326
Property and related expenses:
Property expenses	43,871	7,019	880	305	52,075	37,687	2,595	30	530	40,842
Real estate taxes	21,671	5,035	663	46	27,415	21,803	1,927	140	283	24,153
Ground leases	1,754	17	—	—	1,771	1,746	(38)	—	—	1,708
Total	67,296	12,071	1,543	351	81,261	61,236	4,484	170	813	66,703
Net Operating Income, as defined	$156,038	$32,193	$6,746	$(280)	$194,697	$152,659	$10,999	$777	$1,188	$165,623

	Three Months Ended September 30, 2022 as compared to the Three Months Ended September 30, 2021
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$8,001	3.8%	$28,441	184.9%	$7,281	768.8%	$(1,897)	(94.6)%	$41,826	18.1%
Other property income	1,438	95.4%	340	330.1%	61	100.0%	(33)	825.0%	1,806	112.5%
Total	9,439	4.4%	28,781	185.9%	7,342	775.3%	(1,930)	(96.5)%	43,632	18.8%
Property and related expenses:
Property expenses	6,184	16.4%	4,424	170.5%	850	NM*	(225)	(42.5)%	11,233	27.5%
Real estate taxes	(132)	(0.6)%	3,108	161.3%	523	373.6%	(237)	(83.7)%	3,262	13.5%
Ground leases	8	0.5%	55	(144.7)%	—	—%	—	—%	63	3.7%
Total	6,060	9.9%	7,587	169.2%	1,373	807.6%	(462)	(56.8)%	14,558	21.8%
Net Operating Income, as defined	$3,379	2.2%	$21,194	192.7%	$5,969	768.2%	$(1,468)	(123.6)%	$29,074	17.6%
________________________
* Percentage not meaningful.

Net Operating Income increased $29.1 million, or 17.6%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 resulting from:

•An increase in Net Operating Income of $3.4 million attributable to the Same Store Properties, which was driven by the following activity:

•An increase in total operating revenues of $9.4 million primarily due to:

•$4.4 million increase in the tenant reimbursement component of rental income primarily due to higher reimbursable operating expenses and lower abatements;

•$4.0 million net increase primarily resulting from a $5.2 million increase due to new leases and renewals at higher rates in all regions, partially offset by a $1.2 million decrease due to lower occupancy primarily in the San Francisco Bay Area and Greater Los Angeles regions; and

•$2.8 million increase in parking income due to an increase in the number of monthly parking spaces rented and higher transient parking across all regions; partially offset by

•$2.3 million decrease due to termination fees recognized in 2021 primarily related to one tenant in the San Francisco Bay Area;

•An increase in property and related expenses of $6.1 million primarily due to the following:

•$5.6 million increase in property expenses predominately related to our tenants’ continued return to the office, including utilities, parking, janitorial, security and various other recurring expenses; and

•$0.5 million increase in operating expenses primarily related to our residential properties due to higher occupancy;

•An increase in Net Operating Income of $21.2 million attributable to the Development Properties;

•An increase in Net Operating Income of $6.0 million attributable to the Acquisition Properties; partially offset by

•A decrease in Net Operating Income of $1.5 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 2.3%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to an increase in share based compensation expense.

Leasing Costs

Leasing costs increased by $0.2 million, or 27.2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in leasing overhead during the three months ended September 30, 2022.

Depreciation and Amortization

Depreciation and amortization increased $7.9 million, or 10.8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the following:

•An increase of $9.9 million attributable to the Acquisition Properties; partially offset by

•A decrease of $1.6 million attributable to the Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$39,659	$39,552	$107	0.3%
Capitalized interest and deferred financing costs	(19,677)	(23,447)	3,770	(16.1)%
Interest expense	$19,982	$16,105	$3,877	24.1%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, remained generally consistent for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Capitalized interest and deferred financing costs decreased $3.8 million, or 16.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to decreases in the average development asset balances qualifying for interest capitalization and weighted average interest and loan fee amortization rate during the three months ended September 30, 2022. During the three months ended September 30, 2022 and 2021, we capitalized interest on in-process development and redevelopment projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion and $2.3 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of inflation on our interest expense and construction costs and the impact on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2022	2021
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$179,990	$580,498	$(400,508)	(69.0)%
Net income attributable to noncontrolling common units of the Operating Partnership	1,695	5,700	(4,005)	(70.3)%
Net income attributable to noncontrolling interests in consolidated property partnerships	18,333	17,586	747	4.2%
Net income	$200,018	$603,784	$(403,766)	(66.9)%
Unallocated expense (income):
General and administrative expenses	68,425	69,482	(1,057)	(1.5)%
Leasing costs	3,475	2,373	1,102	46.4%
Depreciation and amortization	266,215	222,734	43,481	19.5%
Interest income and other net investment gain	(501)	(3,686)	3,185	(86.4)%
Interest expense	60,728	59,829	899	1.5%
Gains on sales of depreciable operating properties	(17,329)	(457,831)	440,502	(96.2)%
Net Operating Income, as defined	$581,031	$496,685	$84,346	17.0%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022					2021
	Same Store	Develop- ment	Acquisi- tion	Disposition	Total	Same Store	Develop- ment	Acquisi- tion	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$655,737	$120,970	$25,470	$2,153	$804,330	$621,368	$42,260	$947	$25,274	$689,849
Other property income	6,789	1,347	128	49	8,313	3,934	158	—	14	4,106
Total	662,526	122,317	25,598	2,202	812,643	625,302	42,418	947	25,288	693,955
Property and related expenses:
Property expenses	125,266	18,219	2,855	1,081	147,421	109,613	6,611	29	3,930	120,183
Real estate taxes	63,722	12,835	1,985	176	78,718	63,751	5,249	140	2,388	71,528
Ground leases	5,264	209	—	—	5,473	5,559	—	—	—	5,559
Total	194,252	31,263	4,840	1,257	231,612	178,923	11,860	169	6,318	197,270
Net Operating Income, as defined	$468,274	$91,054	$20,758	$945	$581,031	$446,379	$30,558	$778	$18,970	$496,685

	Nine Months Ended September 30, 2022 as compared to the Nine Months Ended September 30, 2021
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$34,369	5.5%	$78,710	186.3%	$24,523	NM*	$(23,121)	(91.5)%	$114,481	16.6%
Other property income	2,855	72.6%	1,189	752.5%	128	100.0%	35	250.0%	4,207	102.5%
Total	37,224	6.0%	79,899	188.4%	24,651	NM*	(23,086)	(91.3)%	118,688	17.1%
Property and related expenses:
Property expenses	15,653	14.3%	11,608	175.6%	2,826	NM*	(2,849)	(72.5)%	27,238	22.7%
Real estate taxes	(29)	—%	7,586	144.5%	1,845	NM*	(2,212)	(92.6)%	7,190	10.1%
Ground leases	(295)	(5.3)%	209	100.0%	—	—%	—	—%	(86)	(1.5)%
Total	15,329	8.6%	19,403	163.6%	4,671	NM*	(5,061)	(80.1)%	34,342	17.4%
Net Operating Income, as defined	$21,895	4.9%	$60,496	198.0%	$19,980	NM*	$(18,025)	(95.0)%	$84,346	17.0%
________________________
* Percentage not meaningful.

Net Operating Income increased $84.3 million, or 17.0%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily resulting from:

•An increase of $21.9 million attributable to the Same Store Properties primarily resulting from:

•An increase in total operating revenues of $37.2 million primarily due to:

•$15.2 million net increase resulting from a $18.1 million increase from new leases and renewals at higher rates in all regions, partially offset by a $2.9 million decrease due to lower occupancy primarily in the Greater Los Angeles and San Francisco Bay Area regions;

•$14.5 million increase in the tenant reimbursements component of rental income primarily due to higher operating expenses and lower abatements;

•$6.9 million increase due to higher parking income and higher residential miscellaneous income, of which $4.0 million relates to an increase in the number of monthly parking spaces rented as a result of tenants returning to the office and $2.9 million relates to higher transient parking income and higher residential miscellaneous income; and

•$3.7 million increase due to the recognition of deferred rent balances associated with tenants restored from a cash basis of revenue recognition to an accrual basis of revenue recognition in 2022 and higher collections from tenants on a cash basis of revenue recognition; partially offset by

•$3.5 million decrease due to early lease termination fees recognized in 2021 primarily related to two tenants;

•An increase in property and related expenses of $15.3 million primarily due to the following:

•$13.0 million increase in property expenses related to our tenants’ continued return to the office, including utilities, parking, janitorial, security, contact services, and various other recurring expenses; and

•$2.3 million increase in operating expenses primarily related to our residential properties due to higher occupancy;

•An increase of $60.5 million attributable to the Development Properties;

•An increase of $20.0 million attributable to the Acquisition Properties; partially offset by

•A decrease of $18.0 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased $1.1 million, or 1.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to a decrease of $6.1 million in share-based compensation expense, partially offset by an increase of $5.0 million in contributions and professional service fees.

Leasing Costs

Leasing costs increased by $1.1 million or 46.4%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in leasing activity and leasing overhead during the nine months ended September 30, 2022.

Depreciation and Amortization

Depreciation and amortization increased $43.5 million, or 19.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the following:

•An increase of $31.2 million attributable to the Acquisition Properties; and

•An increase of $19.3 million attributable to the Development Properties; partially offset by

•A decrease of $4.8 million attributable to the Disposition Properties; and

•A decrease of $2.2 million attributable to the Same Store Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$118,995	$118,257	$738	0.6%
Capitalized interest and deferred financing costs	(58,267)	(58,428)	161	(0.3)%
Interest expense	$60,728	$59,829	$899	1.5%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, remained generally consistent for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Capitalized interest and deferred financing costs remained generally consistent for the nine months ended September 30, 2022. During the nine months ended September 30, 2022 and 2021, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of inflation on our interest expense and construction costs and the impact on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2022 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of September 30, 2022, we had approximately $250.0 million in cash and cash equivalents. As of the date of this report, we had $1.1 billion available under our unsecured revolving credit facility, $200.0 million available under our unsecured term loan facility and our next debt maturity occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds, and there can be no assurances that we will successfully obtain such financings. Refer to “Part II – Other Information, Item IA. Risk Factors” included in this report for additional information about the potential impact of inflation on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, to common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2022 and 2023. In addition, in the event the Company is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions (or in the event additional legislation is enacted that further modifies or repeals laws with respect to Section 1031 Exchanges), the Company may be required to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On September 8, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share, an increase of 3.8% from the prior regular quarterly cash dividend of $0.52 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on September 30, 2022 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on September 30, 2022, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 12, 2022 were $63.7 million.

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

Capitalization

As of September 30, 2022, our total debt as a percentage of total market capitalization was 45.2%, which was calculated based on the closing price per share of the Company’s common stock of $42.11 on September 30, 2022 as shown in the following table:

	Shares/Units at September 30, 2022	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Senior Notes due 2024		$425,000	4.7%
Unsecured Senior Notes due 2025		400,000	4.4%
Unsecured Senior Notes Series A & B due 2026		250,000	2.8%
Unsecured Senior Notes due 2028		400,000	4.4%
Unsecured Senior Notes due 2029		400,000	4.4%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.8%
Unsecured Senior Notes due 2030		500,000	5.5%
Unsecured Senior Notes due 2031		350,000	3.9%
Unsecured Senior Notes due 2032		425,000	4.7%
Unsecured Senior Notes due 2033		450,000	5.0%
Secured debt		244,878	2.6%
Total debt		$4,094,878	45.2%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,150,574	$48,451	0.5%
Shares of common stock outstanding	116,877,453	4,921,710	54.3%
Total Equity and Noncontrolling Interests in the Operating Partnership		$4,970,161	54.8%
Total Market Capitalization		$9,065,039	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2022: $20.4 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $6.6 million of unamortized discounts for the unsecured senior notes.
(2)    As of September 30, 2022, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Value based on closing price per share of our common stock of $42.11 as of September 30, 2022.
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

Liquidity Uses

•Development and redevelopment costs;
•Property operating and corporate expenses;
•Capital expenditures, tenant improvement and leasing costs;
•Operating property or undeveloped land acquisitions;
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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	4.04%	1.00%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of LIBOR plus 0.900% as of September 30, 2022 and December 31, 2021.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2022 and December 31, 2021, $5.8 million and $7.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates presented of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt to supplement cash balances given uncertainties and volatility in market conditions.

In October 2022, the Operating Partnership entered into a $400.0 million unsecured term loan facility and made an initial draw of $200.0 million. The borrowing rate under the unsecured term loan facility is variable and subject to a ratings-based pricing grid, currently calculated as one-month Adjusted Secured Overnight Financing Rate ("SOFR") plus 95-basis points. The unsecured term loan facility also has a delayed draw feature and a $100.0 million accordion mechanism, subject to lender commitments. The unsecured term loan facility is scheduled to mature in October 2024 and includes two twelve-month extension options at the Company’s option.

In connection with entering into the unsecured term loan facility, the Company amended its unsecured Revolving Credit Agreement to replace the LIBOR-based interest rate option with a SOFR-based interest rate option for its loan borrowings.

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

In connection with our capital recycling strategy, during the nine months ended September 30, 2022, we completed the sale of one operating property in Los Angeles, California to an unaffiliated third party for gross proceeds of $48.0 million. Any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors, including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to current economic and market conditions), and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility, our unsecured term loan facility or the public or private issuance of unsecured debt.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program, which commenced June 2018, we may offer and sell shares of our common stock with an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the at-the-market program, the Company may enter into forward equity sale agreements with certain financial institutions acting as forward purchasers whereby, at our discretion, the forward purchasers may borrow and sell shares of our common stock under our at-the-market program. The use of a forward equity sale agreement allows the Company to lock in a share price on the sale of shares of our common stock at the time the agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at September 30, 2022.

Since commencement of our current at-the-market program, we have completed sales of 3,594,576 shares of common stock through September 30, 2022. As of September 30, 2022, we may offer and sell shares of our common stock having an aggregate gross sales price up to approximately $214.2 million under this program. The Company did not complete any sales under the program during the nine months ended September 30, 2022.

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. Capital raising could be more challenging under current market conditions as uncertainty related to interest rates, inflation rates, economic outlook, geopolitical events (including the military conflict between Russia and Ukraine) and other factors have contributed and may continue to contribute to significant volatility and negative pressure in financial markets. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. On September 15, 2022, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became immediately effective upon filing.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of September 30, 2022 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Senior Notes due 2024	$425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Unsecured Senior Notes due 2033	450,000
Secured Debt	244,878
Total Unsecured and Secured Debt (1)	4,094,878
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(27,030)
Total Debt, Net	$4,067,848
________________________
(1)As of September 30, 2022, there was no outstanding balance on the unsecured revolving credit facility.
(2)Includes $20.4 million of unamortized deferred financing costs on the unsecured senior notes and secured debt and $6.6 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2022 and December 31, 2021 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1)
	September 30, 2022 (2)	December 31, 2021	September 30, 2022 (2)	December 31, 2021
Secured vs. unsecured:
Unsecured	94.0%	93.9%	3.6%	3.6%
Secured	6.0%	6.1%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	—%	—%	—%	—%
Fixed-rate (3)	100.0%	100.0%	3.7%	3.7%
Stated rate (3)			3.7%	3.7%
GAAP effective rate (4)			3.7%	3.7%
GAAP effective rate including debt issuance costs			3.9%	3.9%
________________________
(1)    As of the end of the period presented.
(2)    As of September 30, 2022, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)    Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2021 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2022.

Other Liquidity Uses

Development

The following table summarizes our development spending directly related to our operating, development and redevelopment properties as of September 30, 2022:

Development Phase	Number of Projects	Total Estimated Investment (1)	Total Costs Incurred	Remaining Committed Investment (2)	Remaining Costs to be Spent in 2022
		(in millions)

Stabilized
Development	2	$675	$641	$34	$15	to	$20
Redevelopment	2	45	37	8	8	to	12
Tenant Improvement (3)
Development	1	690	620	70	10	to	15
Under Construction
Development	2	1,000	365	635	45	to	50
Redevelopment	1	17	8	9	1	to	5

Total:	8	$2,427	$1,671	$756	$79	to	$102
________________________
(1)    For redevelopment projects, includes the existing depreciated basis for the buildings to be redeveloped, except for 12400 High Bluff Drive, which includes 66% of the depreciated basis, representing the 66% of the building that was subject to redevelopment.
(2)    Includes costs related to estimated tenant improvements.
(3)    Represents projects that have reached cold shell condition and are ready for tenant improvements, which may require additional major base building construction before being placed in service.

In addition, we currently believe we may spend up to $30.0 million on development projects that we may commence construction on throughout the remainder of 2022. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of the COVID-19 pandemic or heightened inflation. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the unsecured term loan facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts or on the timelines currently contemplated, or at all.

Debt Maturities

We believe our conservative leverage, staggered debt maturities and recent amendment to our unsecured revolving credit facility provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Our next debt maturity occurs in December 2024.

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

Share Repurchases

As of September 30, 2022, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s Board of Directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

Other Potential Future Liquidity Uses

The amounts we incur for tenant improvements and leasing costs depend on leasing activity in each period. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type and condition of the property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties. As the impacts of the COVID-19 pandemic and restrictions intended to prevent its spread subside, there may be a continued lower level of leasing activity when compared to levels prior to the COVID-19 pandemic due to the uncertainty around the timing and extent of employees returning to the office.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, the unsecured term loan facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events (including the military conflict between Russia and Ukraine) and other factors (refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021 and “Part II, Item IA. Risk Factors” included herein for additional information). These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of September 30, 2022
Total debt to total asset value	less than 60%	29%
Fixed charge coverage ratio	greater than 1.5x	3.9x
Unsecured debt ratio	greater than 1.67x	3.49x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.58x

Unsecured Senior Notes due 2024, 2025, 2028, 2029, 2030, 2032 and 2033 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	34%
Interest coverage	greater than 1.5x	8.9x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	304%

The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2022. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$484,230	$407,560	$76,670	18.8%
Net cash used in investing activities	(406,854)	(637,116)	230,262	(36.1)%
Net cash used in financing activities	(241,469)	(232,115)	(9,354)	4.0%
Net (decrease) increase in cash and cash equivalents	$(164,093)	$(461,671)	$297,578	(64.5)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $76.7 million, or 18.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily as result of an increase in cash Net Operating Income generated from stabilized development properties in our Development Portfolio and from our Same Store and Acquisition Portfolios, net changes in other operating liabilities related to the timing of expenditures. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the nine months ended September 30, 2022 our net cash used in investing activities decreased by $230.3 million or 36.1% compared the nine months ended September 30, 2021 primarily due to decreases in expenditures for acquisitions of operating properties and expenditures for development properties and undeveloped land during the nine months ended September 30, 2022, partially offset by a decrease in proceeds from dispositions of operating properties. We did not complete any acquisitions of operating properties during the nine months ended September 30, 2022.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash used in financing activities remained generally consistent for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. We did not execute any capital raising activities during the nine months ended September 30, 2022 or 2021.

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

The following table presents our FFO for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income available to common stockholders	$79,757	$47,028	$179,990	$580,498
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	664	460	1,695	5,700
Net income attributable to noncontrolling interests in consolidated property partnerships	6,239	6,005	18,333	17,586
Depreciation and amortization of real estate assets	79,410	71,703	261,129	218,171
Gain on sale of depreciable real estate	(17,329)	—	(17,329)	(457,831)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(9,084)	(9,198)	(27,042)	(27,287)
Funds From Operations (1)(2)	$139,657	$115,998	$416,776	$336,837
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $5.0 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, and $14.2 million and $13.0 million for the nine months ended September 30, 2022 and 2021, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2022, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2022, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

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

A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among others, the property-related contracted services such as repairs and maintenance, janitorial, utilities, security and insurance. Our operating expenses, with the exception of ground lease rental expenses, may be recoverable through our lease arrangements. In general, the office and life science properties are leased to tenants on a triple net, full service gross or modified gross basis. Under a triple net lease, the tenants pay their proportionate share of real estate taxes, operating costs and utility costs. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the “base year,” which is typically the tenant’s first year of occupancy. The tenant pays its pro-rata share of increases in expenses above the base year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. At September 30, 2022, 44% of our properties were leased to tenants on a triple net basis, 24% of our properties were leased to tenants on a full service gross basis, 24% were leased to tenants on a modified gross basis, and 8% were leased to tenants on a modified net basis, in each case as a percentage of our annualized base rental revenue.

During inflationary periods, we expect to recover some increases in operating expenses from our tenants through our existing lease structures. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income and operating cash flows at the property level. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. Also, due to rising costs, our tenants may be unable to continue operating their businesses altogether. Alternatively, our tenants may decide to relocate to areas with lower rent and operating expenses where we may not currently own properties, and our tenants may cease to lease properties from us. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing. The success of our business depends in large part on our ability to operate our properties effectively. If we are unable to retain our tenants or withstand increases in operating expenses, capital expenditures and rental costs, we may be unable to meet our financial expectations, which may adversely affect our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

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

Also, during inflationary periods, interest rates have historically increased. In March 2022, the Federal Reserve began, and is expected to continue, to raise interest rates in an effort to curb inflation. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which consist of borrowings under our unsecured lines of credit. As of September 30, 2022, we had no borrowings under our unsecured revolving credit facility. However, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. On October 3, 2022, we entered into a $400.0 million unsecured term loan facility, which provides for variable-rate borrowings. For more information, see “Item 1A. Risk Factors—Risks Related to our Indebtedness—An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of September 30, 2022, approximately 91.4% of our leases (as a percentage of our annualized base rental revenue) contained effective annual rent escalations of at least 3%. We have long-term lease agreements with our tenants, of which approximately 9.7% (based on leased rentable square footage) expire each year over the next ten years. We believe that these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, the impact of the current rate of inflation of 8.2% may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
September 30, 2022.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	—	—
August 1, 2022 - August 31, 2022	5,037	49.04	—	—
September 1, 2022 - September 30, 2022	410	49.81	—	—
Total	5,447	$49.10	—	—
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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2022.

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
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2022.

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