Form 10-K
period 2022-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2023-02-10
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Kilroy Realty Corporation  Yes  ☒  No  ☐    Kilroy Realty, L. P.  Yes  ☒  No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Kilroy Realty Corporation  Yes  ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $6,078,528,830 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2022.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 3, 2023, 117,087,139 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2022, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2022:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	119	16,194,146	406	91.6%	92.9%
________________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2022 Average Occupancy
Stabilized Residential Properties	3	1,001	93.5%

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

During the year ended December 31, 2022, we added two development projects and two redevelopment projects to our stabilized portfolio consisting of four buildings totaling 1,114,704 square feet of office and life science space in Seattle, Washington and San Diego, California. We did not have any properties held for sale at December 31, 2022. As of December 31, 2022, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	1	734,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2022, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of December 31, 2022, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington and one development project in the tenant improvement phase and one future development project in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2022, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of December 31, 2022, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

We own our interests in all of our real estate assets through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership, of which we owned a 99.0% common general partnership interest as of December 31, 2022. The remaining 1.0% common limited partnership interest in the Operating Partnership as of December 31, 2022 was owned by non-affiliated investors and certain of our executive officers and directors. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

We use our website as a routine channel of distribution of company information, including press releases, presentations, and supplemental information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings, and public conference calls and webcasts. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

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

•our access to development, redevelopment, acquisition and leasing opportunities as a result of our extensive experience and significant working relationships with major West Coast property owners, corporate tenants, municipalities and landowners given our over 75-year presence in the West Coast markets;

•our strong financial position that has and will continue to allow us to pursue attractive acquisition and development and redevelopment opportunities;

•our ability to capitalize on inflection points in a real estate cycle to add quality assets to our portfolio at substantial discounts to long-term value, through either acquisition, development or redevelopment. This includes expansion of our product offering into new submarkets where we believe operating and fundamental synergies give us a competitive advantage, as well as in life science properties, which are concentrated in our existing markets;

•our active development and redevelopment program and our future development pipeline of undeveloped land sites (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” for additional information pertaining to the Company’s in-process and future development pipeline); and

•our capital recycling program (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership” for additional information pertaining to the Company’s capital recycling program and related property and land dispositions).

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

Development and Redevelopment Strategies.    We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2022, we had one development project in the tenant improvement phase totaling approximately 734,000 square feet of office space and two development projects under construction totaling approximately 946,000 square feet of office and life science space. In addition, we had two redevelopment projects under construction totaling approximately 100,000 square feet. Our future development pipeline was comprised of eight potential development sites representing approximately 64 gross acres of undeveloped land on which we believe we have the potential to develop over 6.5 million square feet of office, life science, laboratory, residential and retail space, depending upon economic conditions. Our strategy with respect to development and redevelopment is to:

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

We may engage in the additional development or redevelopment of office, life science and mixed-use properties when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities and landowners on the West Coast and in Austin, Texas will give us further access to development and redevelopment opportunities. We cannot ensure that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities.

Acquisition Strategies.    We believe we are well positioned to opportunistically acquire properties and development and redevelopment opportunities as the result of our extensive experience, strong financial position and ability to access capital. We continue to focus on growth opportunities in West Coast and Austin, Texas markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services. Against the backdrop of market volatility, we expect to manage a strong balance sheet, execute on our development program and selectively evaluate opportunities that add immediate Net Operating Income to our portfolio or play a strategic role in our future growth and that:

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

•managing interest rate exposure by generally maintaining a greater amount of fixed-rate debt as compared to variable-rate debt; and

•maintaining our credit ratings.

We utilize multiple sources of capital, including borrowings under our unsecured term loan facility, unsecured revolving credit facility, proceeds from the issuance of public or private debt or equity securities and other bank and/or institutional borrowings and our capital recycling program, including strategic venture sources. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. (See the discussion under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and “Item 1A. Risk Factors.”)

Sustainability Strategies. Our longstanding leadership in sustainability in real estate is globally recognized, and our commitment to advancing progress toward our sustainability ambitions remains strong. Our vision is a resilient portfolio that minimizes the environmental impact of the development and operation of our buildings while maximizing the health and productivity of our tenants, employees and communities as well as our financial returns. Management and our board of directors, through the Corporate Social Responsibility and Sustainability Committee (the “CSR&S Committee”) established in April 2018, currently oversee and advance the Company’s corporate social responsibility and sustainability initiatives. They recognize that community engagement and sustainable operations benefit our investors, tenants, and other stakeholders and are key to preserving our Company’s value and credibility.

As a result of our commitment to sustainability, we have been listed as a member of the Dow Jones Sustainability World Index since 2017, and have consistently received high rankings in sustainability performance by the Global Real Estate Sustainability Benchmark (“GRESB”). In 2022, we were proud to be named the GRESB Regional Sector Leader in the Americas for Development (Diversified), earning the highly competitive GRESB 5 Star designation. We have been recognized with the US EPA ENERGY STAR® Partner of the Year Sustained Excellence Award for the last seven years, Nareit’s Leader in the Light Award in the Listed Office category for eight of the last nine years and Nareit’s Leader in the Light Most Innovative award in 2018 and 2020. We have also been included on Newsweek’s list of America’s Most Responsible Companies for the past four years.

We manage our properties to offer the maximum degree of utility and operational efficiency to our tenants. We collaborate with our tenants on efforts to reduce their energy and water consumption and increase recycling diversion and compost rates. We incorporate green lease language into 100% of our new leases, and the majority of our leases also include a cost recovery clause for resource-efficiency related capital expenditures. Green leases (also known as aligned leases, high performance leases or energy efficient leases) aim to align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources and ensure the efficient operation of buildings. We have won the Institute for Market Transformation’s (“IMT’s”) Green Lease Leaders award for nine consecutive years.

Energy consumption, water consumption, and greenhouse gas (“GHG”) emissions data for the periods indicated based on the most recent available information, which was subject to an independent limited assurance engagement by DNV GL Business Assurance USA, Inc., are as follows:

Energy consumption:

Year (1)	Energy Consumption Data Coverage as a % of Total Floor Area (2)	Total Energy Consumed by Floor Area with Data Coverage (MWh) (3)	% of Energy Generated From Renewable Sources (4)	Like-for-Like Change in Energy Consumption of Floor Area with Data Coverage (5)	% of Eligible Portfolio that has Obtained an Energy Rating and is Certified to ENERGY STAR (6)
2021	100%	242,577	72%	(2)%	79%
2020	100%	257,113	55%	(13)%	76%
2019	99%	277,177	18%	(2)%	70%

Water consumption:

Year (1)	Water Withdrawal Data Coverage as a % of Total Floor Area (7)	Total Water Withdrawn by Portfolio (m3) (8)	Like-for-like Change in Water Withdrawn for Floor Area with Data Coverage (5)
2021	100%	649,982	(2)%
2020	100%	659,051	(31)%
2019	98%	803,499	(6)%

GHG Emissions:

Year (1)	Scope 1 GHG Data Coverage as a % of Total Floor Area (9)	Scope 1 GHG Emissions (Tonnes CO2) (10)	Like-for-like Change in Scope 1 GHG Emissions Data (5)
2021	100%	3,710	13%
2020	100%	3,000	(11)%
2019	100%	3,082	6%

Year (1)	Scope 2 Location-Based GHG Data Coverage as a % of Total Floor Area (11)	Scope 2 Location-Based GHG Emissions (Tonnes CO2) (12)	Like-for-like Change in Scope 2 Location-Based GHG Emissions Data (5)
2021	100%	19,378	(5)%
2020	100%	23,122	(21)%
2019	100%	25,438	(5)%

Year (1)	Scope 2 Market-Based GHG Data Coverage as a % of Total Floor Area (11)	Scope 2 Market-Based GHG Emissions (Tonnes CO2) (12)	Like-for-like Change in Scope 2 Market-Based GHG Emissions Data (5)
2021	100%	—	—%
2020	100%	—	(100)%
2019	100%	24,718	(8)%
_____________________
(1)Full 2022 calendar year energy, water and GHG emissions data is not available until after March 30, 2023.
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
(8)Water sources include municipal water supplies or supply from other water utilities and reclaimed or captured rainwater collected directly and stored by the Company. Total water withdrawal based on floor area with complete water withdrawal data coverage as of the end of the applicable year.
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

We build our current development and redevelopment projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our office development projects pursue LEED certification, at the Platinum or Gold level.

We are actively pursuing LEED certification for approximately 946,000 square feet of office and life science space of under construction development projects. In addition, an analysis of energy and water performance is included in our standard due diligence process for acquisitions, and reducing energy use year over year is an ongoing aspect of our operational strategy. This is accomplished through systematic energy auditing, mechanical, lighting and other building upgrades, optimizing operations and engaging tenants. During the past few years, we have significantly enhanced the sustainability profile of our portfolio, ending 2022 with 71% of our properties LEED certified, 65% of our eligible stabilized office properties ENERGY STAR certified and 89% of our eligible stabilized residential properties ENERGY STAR certified (in each case as a percentage of our total or eligible rentable square feet as of December 31, 2022).

We identify climate change as a risk to our Company, its tenants and our other stakeholders, an opportunity for long-term value creation and a key driver in long-term strategic business decisions. These risks and opportunities include transitional risks such as policy, market, technology and reputational concerns, as well as physical risks, and are a focus area for the board of directors and management.  Climate-related risks and opportunities are governed by the board of directors through the CSR&S Committee. In 2018, the CSR&S Committee endorsed the recommendations of the Task Force on Climate-related Financial Disclosure (TCFD) and tasked management with assessing and reporting against climate related risk for the Company. We are proud to have achieved carbon neutral operations in 2020 and 2021, and we expect to achieve this goal for a third time in 2022. This means that the entirety of our scope 1 and scope 2 emissions is offset through a combination of energy efficiency measures, onsite and offsite renewables, renewable energy credits (RECs), and verified carbon offsets. We continue to track and report on our progress toward our short-term and long-term carbon reduction goals previously validated by Science-Based Targets. Science-Based Targets is a collaboration between the Carbon Disclosure Project, the United Nations Global Compact, the World Resources Institute and the World Wide Fund for Nature, which independently assesses and approves the carbon reduction goals of companies.

Significant Tenants

As of December 31, 2022, our 15 largest tenants in terms of annualized base rental revenues represented approximately 46.5% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2022. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue.

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

Segment and Geographic Financial Information

During 2022 and 2021, we had one reportable segment, our office and life science properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2022, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington and one development project in the tenant improvement phase and one future development project located in Austin, Texas. As of December 31, 2022, all of our properties, development projects and redevelopment projects were 100% owned, excluding four office properties owned by three consolidated property partnerships.

Human Capital Resources

As of December 31, 2022, we employed 259 people through the Operating Partnership and Kilroy Realty TRS, Inc. We believe that relations with our employees are good.

Our human capital development goals and initiatives are focused on enhancing employee growth, satisfaction and wellness while maintaining a diverse and thriving culture. Several of our human capital development initiatives include the following:

Diversity. We are committed to cultivating a diverse culture of inclusion that makes a positive difference in our employees’ lives and have developed targeted training to improve workplace diversity, equity and inclusion, including mandatory unconscious bias training for all employees. For excellence in creating a diverse, equitable and inclusive culture, for the fourth year in a row, the Company has been named to Bloomberg’s Gender Equality Index, which measures companies on female leadership and talent pipeline, equal pay and gender pay parity, inclusive culture, sexual harassment policies and pro-women brand. As of December 31, 2022, two of our seven directors (or approximately 29%) were female.

TOTAL WORKFORCE (1)

________________________
(1)As of December 31, 2022.

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

Employee Health. The physical and mental health and wellness of our employees is of central importance to our culture. We evaluate our group health and ancillary benefits annually to ensure our benefits package is robust and periodically conduct an annual wellness and satisfaction survey to help us better tailor our employee health and wellness programs. In 2022, we increased our focus on and support towards mental health and wellness by providing our employees more education on self-care as well as offering an increased variety of resources they could utilize. Also in the fourth quarter of 2022, we put a focus on financial wellness by offering a variety of educational events, web workshops and financial tips all aimed at helping our employees improve their overall financial well-being.

Strong Communities and Healthy Planet. We are deeply aware that our buildings are part of the larger community and that we thrive when the communities around us thrive. We are proud to make these communities better places to live and work through our volunteerism and philanthropy initiatives. In the fourth quarter of 2022, we launched our annual tradition of Week of Service, dedicated to giving back to the communities in which we operate. The company wide initiative gave our team added opportunities to connect with local organizations and meaningful causes in the spirit of community enrichment and employee volunteerism. Over 150 employees assisted 14 organizations and donated more than 350 volunteer hours during Week of Service.

Competitive Benefits and Compensation. Our compensation program is designed to, among other things, attract, retain and incentivize talented and experienced individuals in the highly competitive West Coast and Austin, Texas employment and commercial real estate markets. While many companies leverage a mix of competitive salaries and ancillary benefits to attract and retain their people, we have gone beyond those traditional structures and placed more emphasis on offering an expanded comprehensive benefits program including enhanced paid pregnancy and parental leave benefits, parental leave coaching, healthy snacks and well-being programming and activities provided by the company in alignment with our core values.

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

As of December 31, 2022, we had accrued environmental remediation liabilities of approximately $80.5 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performing environmental closure activities, constructing remedial systems and other related costs that are necessary when we develop new buildings at these sites. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. See Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information.

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

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for liabilities arising out of or related to their operations and any non-compliance with environmental laws. As of December 31, 2022, other than routine cleaning materials and chemicals used in routine office operations, approximately 5-7% of our tenants handled hazardous substances and/or wastes on approximately 1-2% of the aggregate square footage of our properties as part of their business operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

•Many of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, could be adversely impacted by periods of heightened inflation.

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

•An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital.

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

A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among others, the property-related contracted services such as repairs and maintenance, janitorial, utilities, security and insurance. Our operating expenses, with the exception of ground lease rental expenses, may be recoverable through our lease arrangements. In general, the office and life science properties are leased to tenants on a triple net, modified net, full service gross or modified gross basis. Under a triple net lease, the tenants pay their proportionate share of real estate taxes, operating costs and utility costs. A modified net lease is similar to a triple net lease, except the tenants are obligated to pay their proportionate share of certain operating expenses directly to the service provider. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the “base year,” which is typically the tenant’s first year of occupancy. The tenant pays its proportionate share of increases in expenses above the base year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. At December 31, 2022, 43% of our properties were leased to tenants on a triple net basis, 25% of our properties were leased to tenants on a full service gross basis, 24% were leased to tenants on a modified gross basis, and 8% were leased to tenants on a modified net basis, in each case as a percentage of our annualized base rental revenue.

During inflationary periods, we expect to recover some increases in operating expenses from our tenants through our existing lease structures. As a result, we do not believe that inflation would result in a material adverse effect on our net operating income and operating cash flows at the property level. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. Also, due to rising costs, our tenants may be unable to continue operating their businesses altogether. Alternatively, our tenants may decide to relocate to areas with lower rent and operating expenses where we may not currently own properties, and our tenants may cease to lease properties from us. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing. If we are unable to retain our tenants or withstand increases in operating expenses, capital expenditures and leasing costs, we may be unable to meet our financial expectations, which may adversely affect our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Our general and administrative expenses consist primarily of compensation costs, technology services and professional service fees. Rising inflation rates may require us to provide compensation increases beyond historical annual increases, which may increase our compensation costs. Similarly, technology services and professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and cash flows.

In March 2022, the Federal Reserve began, and it has continued and is expected to continue, to raise interest rates in an effort to curb inflation. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which consist of borrowings under our unsecured term loan facility and unsecured revolving credit facility. As of December 31, 2022, we had no borrowings under our unsecured revolving credit facility and $200.0 million outstanding under our unsecured term loan facility. However, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate lines of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. For more information, see “Item 1A. Risk Factors—Risks Related to our Indebtedness—An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital.”

In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our portfolio and result in the decline of the quoted trading price of our securities and market capitalization, as well as lower sales proceeds from future dispositions.

As of December 31, 2022, approximately 91.8% of our leases (as a percentage of our annualized base rental revenue) contained effective annual rent escalations of at least 3%. We have long-term lease agreements with our tenants, of which an average of approximately 10.0% (based on leased rentable square footage) expire each year over the next ten years. We believe that these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, the impact of the current elevated rate of inflation may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

Additionally, inflation may have a negative effect on the construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. We rely on a number of third-party suppliers and contractors to supply raw materials, skilled labor and services for our construction projects. Certain increases in the costs of construction materials can often be managed in our development and redevelopment projects through either general budget contingencies built into our overall construction costs estimates for each of our projects or guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current severity of inflation and variety of contributing factors or that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all.

We have not encountered significant difficulty collaborating with our third-party suppliers and contractors and obtaining materials and skilled labor, and we have not experienced significant delays or increases in overall project costs due to the factors discussed above. While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, shortages of shipping containers and/or means of transportation, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. It is uncertain whether we would be able to source the essential commodities, supplies, materials and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, effects of the COVID-19 pandemic, federal policies and the ongoing Russia-Ukraine conflict.

Higher construction costs could adversely impact our investments in real estate assets and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. Our reliance on a number of third-party suppliers and contractors may also make such investment opportunities unattainable if we are unable to sufficiently fund our projects due to significant cost increases, or are unable to obtain the resources and materials to do so reasonably due to disrupted supply chains. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders could be adversely affected over time.

All of our properties are located in California, greater Seattle, Washington and Austin, Texas and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas. Because all of our properties are concentrated in California, greater Seattle, Washington and Austin, Texas, we may be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within California, our properties are concentrated in Greater Los Angeles, San Diego County and the San Francisco Bay Area, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California, greater Seattle and Austin, Texas (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors), as well as adverse weather conditions and natural disasters that occur in those areas (such as earthquakes, wind, landslides, droughts, fires, floods and other events). For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.

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

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2022, our 15 largest tenants represented approximately 46.5% of total annualized base rental revenues on a prospective basis. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturns in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2022, we derived approximately 99.0% of our revenues from rental income. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2022, as a percentage of our annualized base rental revenue for the stabilized portfolio, 58% of our tenants operated in the technology industry, 18% in the life science and health care industries, 8% in the media industry, 6% in the finance, insurance and real estate industries, 4% in the professional, business and other services industries and 6% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial conditions, result of operations and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 8.4% of the total square footage of our stabilized office properties that was not occupied as of December 31, 2022. In addition, leases representing approximately 10.3% and 7.9% of the leased rentable square footage of our properties are scheduled to expire in 2023 and 2024, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. For additional information on our scheduled lease expirations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

Our properties are subject to land use rules and regulations that govern our development, redevelopment and use of our properties, such as Title 24 of the California Code of Regulations (“Title 24”), which prescribes building energy efficiency standards for residential and nonresidential buildings in the State of California. If we were not in compliance with material provisions of Title 24 or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to our properties. Changes in the existing land use rules and regulations and approval process that restrict or delay our ability to develop, redevelop or use our properties (such as potential restrictions on the use and/or density of new developments, water use and other uses and activities) or that prescribe additional standards could have a material adverse effect on our financial position, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Epidemics, pandemics or other outbreaks, and restrictions intended to prevent their spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. Epidemics, pandemics or other outbreaks of an illness, disease or virus that affect the markets in which we conduct our business and where our tenants are located, and actions taken to contain or prevent their further spread, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Epidemics, pandemics or other outbreaks of an illness, disease or virus, including the ongoing COVID-19 pandemic, could result in significant governmental measures being implemented to control the spread of such illness, disease or virus, including quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, which could adversely affect our ability and their respective abilities to adequately manage our respective businesses. Although most state governments and other authorities have lifted or reduced restrictions relating to the COVID-19 pandemic, they and others may reinstitute these measures in the future, or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time, including as a result of the spread of new variants of the virus or other illness. If any such restrictions remain in place for an extended period of time, we may experience reductions in rents from our tenants. Although we will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who request rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

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

Recognizing the importance of climate change and reducing our greenhouse gas impact on the environment, as part of our sustainability strategies, we achieved carbon neutral operations in 2020 and 2021 per the commitment we made in 2018 and we expect to achieve this goal again for the third time in 2022. This means that the entirety of our scope 1 and scope 2 emissions are now offset through a combination of energy efficiency measures and both onsite and offsite renewables. Scope 1 emissions represent those produced by onsite natural gas consumption procured by us, and Scope 2 emissions represent those produced by onsite electricity consumption procured by us. Our own efforts to reduce our greenhouse gas impact on the environment and/or comply with changes in federal and state laws and regulations on climate change could result in significant capital expenditures to improve the energy efficiency of our existing properties or properties we may acquire. Changes to such law and regulations could also result in increased operating costs at our properties (for example, through increased utility costs). Moreover, if we are unable to maintain carbon neutral operations or comply with laws and regulations on climate change, our reputation among our tenants and investors may be damaged and we may incur fines and/or penalties.

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

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations and conditions, including the presence of underground storage tanks, various site uses that involved hazardous substances, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at many of these properties, not all such contamination has been remediated, further clean-up or environmental closure activities at certain of these properties is or may be required, and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. We may need to investigate or remediate contaminated soil, soil gas, landfill gas, and groundwater, and we may also need to conduct landfill closure and post-closure activities, including, for example, the implementation of groundwater and methane monitoring systems and impervious cover, and the costs of such work could exceed projected or budgeted amounts. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, or if our site redevelopment activities cause or contribute to a migration of hazardous substances, neighbors or others could make claims against us, such as for property damage, personal injury, cost recovery, or natural resources damage. As of December 31, 2022, we had accrued environmental remediation liabilities of approximately $80.5 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, construction remedial systems, and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new office properties at these sites. It is possible that we could incur additional environmental remediation costs in connection with future development projects. However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. Unknown or unremediated contamination or compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities” and Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report.

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

While we historically have acquired, developed and redeveloped office properties in California and greater Seattle markets, over the past two years we have acquired properties in Austin, Texas, where we currently have one development project in the tenant improvement phase and one future development project. We may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment.

We face risks associated with the development and operation of mixed-use commercial properties. We currently operate, and in the future may develop, properties either alone or through joint ventures that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail or other commercial purposes. Generally, we have less experience developing and managing non-office/life science real estate. As a result, if a development project includes non-office/life science space, we may develop that space ourselves or seek to partner with a third-party developer with more experience. If we do not partner with such a developer, or if we choose to develop the space ourselves, we would be exposed to specific risks associated with the development and ownership of non-office/life science real estate. In addition, if we elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected, which could require that we identify another joint venture partner and/or complete the project ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective tenants from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the tenant seeks. With residential properties, we will also compete against apartments, condominiums and single-family homes that are for sale or rent. Because we have less experience with residential properties, we retain third parties to manage these properties. As such, we are dependent on these third parties and their key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2022, we owned fourteen office buildings located on various land parcels and in various regions, which we lease individually on a long-term basis and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. As of December 31, 2022, we had approximately 1.6 million aggregate rentable square feet, or 9.7% of our total stabilized portfolio, and one development project in the tenant improvement phase totaling approximately 734,000 square feet, located on these leased parcels. Many of these ground leases and other restrictive agreements impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Real estate assets are illiquid, and we may not be able to sell our properties when we desire. Our investments in our properties are relatively illiquid, limiting our ability to sell our properties quickly in response to changes in economic or other conditions. In addition, the Code generally imposes a 100% prohibited transaction tax on the Company on profits derived from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our properties could have a material adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

•we conduct regular cybersecurity awareness training exercises for our employees and primary on-site providers, including ongoing phishing simulations to raise awareness of spoofed or manipulated electronic communications and other critical security threats; and

•we maintain a written Cybersecurity Incident Response Plan that establishes a framework and guidelines for responding to cybersecurity incidents that may compromise the confidentiality, integrity and availability of our information and systems.

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

The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates. As of December 31, 2022, we estimate that our eight future development sites, representing approximately 64 gross acres of undeveloped land, provide more than 6.5 million square feet of potential density. We caution you not to place undue reliance on the potential density estimates for our undeveloped land holdings and/or any particular land parcel because they are based solely on our estimates, using data currently available to us, and our business plans as of December 31, 2022. The actual density of our undeveloped land holdings and/or any particular land parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use undeveloped land holdings at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our undeveloped land holdings to their maximum potential density or may be unable to do so as a result of factors beyond our control, including our ability to obtain capital on terms that are acceptable to us, or at all, to fund our development and redevelopment activities. We can provide no assurance that the actual density of our undeveloped land holdings and/or any particular land parcel will be consistent with our potential density estimates. For additional information on our development program, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

Risks Related to Our Indebtedness

We may not be able to meet our debt service obligations. As of December 31, 2022, we had approximately $4.3 billion aggregate principal amount of indebtedness, of which $5.8 million in principal payments will be paid during the year ending December 31, 2023. Our total debt at December 31, 2022 represented 48.5% of our total market capitalization (which we define as the aggregate of our long-term debt and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units, based on the closing price per share of the Company’s common stock as of that date). For the calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital, and capital expenditures, depends on our ability to generate cash flow in the future. Our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory, environmental and other factors, many of which are beyond our control.

The instruments and agreements governing some of our outstanding indebtedness (including borrowings under the Operating Partnership’s unsecured term loan facility, unsecured revolving credit facility and note purchase agreements) contain provisions that require us to repurchase for cash or repay that indebtedness under specified circumstances or upon the occurrence of specified events (including upon the acquisition by any person or group of more than a specified percentage of the aggregate voting power of all the Company’s issued and outstanding voting stock, upon certain changes in the composition of a majority of the members of the Company’s board of directors, if the Company or one of its wholly-owned subsidiaries ceases to be the sole general partner of the Operating Partnership or if the Company ceases to own, directly or indirectly, at least 60% of the voting equity interests in the Operating Partnership), and our future debt agreements and debt securities may contain similar provisions or may require that we repay or repurchase or offer to repurchase for cash the applicable indebtedness under specified circumstances or upon the occurrence of specified changes of control of the Company or the Operating Partnership or other events. We may not have sufficient funds to pay our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase), and we may not be able to arrange for the financing necessary to make those payments or repurchases on favorable terms or at all. In addition, our ability to make required payments on our indebtedness when due (including upon any such required repurchase, repayment or offer to repurchase) may be limited by the terms of other debt instruments or agreements. Our failure to pay amounts due in respect of any of our indebtedness when due would generally constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. Moreover, any acceleration of or default in respect of any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness.

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

The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility and note purchase agreements may limit our ability to make distributions to the holders of our common stock. The Operating Partnership’s $1.1 billion unsecured revolving credit facility, $400.0 million unsecured term loan facility and note purchase agreements contain financial covenants that could limit the amount of distributions payable by us on our common stock and any preferred stock we may issue in the future. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and any preferred stock we may issue in the future and to satisfy our other cash needs. The agreements governing the unsecured revolving credit facility and the note purchase agreements provide that, if the Operating Partnership fails to pay any principal of, or interest on, any borrowings or other amounts payable under such agreement when due or during any other event of default under such revolving credit facility and the unsecured private placement notes, the Operating Partnership may make only those partnership distributions that result in distributions to us in an amount sufficient to permit us to make distributions to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the unsecured revolving credit facility, the unsecured term loan facility, the note purchase agreements or otherwise, could have a material adverse effect on the market value of our common stock.

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

An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital. As of December 31, 2022, we had a $1.1 billion unsecured revolving credit facility and a $400.0 million unsecured term loan facility, each bearing interest at a variable rate on any amount drawn and outstanding. As of December 31, 2022, there was no amount outstanding under our unsecured revolving credit facility and $200.0 million was outstanding under our unsecured term loan facility. However, we may borrow on the revolving credit facility, borrow additional amounts on the term loan facility, or incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase our interest costs for any variable rate debt and for new debt, which could in turn make the financing of any development, redevelopment and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

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

The Chairman of our board of directors and Chief Executive Officer has substantial influence over our affairs. John Kilroy is the Chairman of our board of directors and our Chief Executive Officer. John Kilroy beneficially owned, as of December 31, 2022, approximately 1.3% of the total outstanding shares of our common stock. The percentage of outstanding shares of common stock beneficially owned includes 453,986 shares of common stock, 275,672 restricted stock units (“RSUs”) that were vested and held by John Kilroy at December 31, 2022, and assumes the exchange into shares of our common stock of the 783,192 common units of the Operating Partnership held by John Kilroy (which may be exchanged for an equal number of shares of our common stock).

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

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2022, we had approximately $4.3 billion aggregate principal amount of indebtedness outstanding, which represented 48.5% of our total market capitalization. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service costs, which could adversely affect cash flow and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2022, 116,878,031 shares of the Company’s common stock were issued and outstanding.

As of December 31, 2022, the Company had reserved for future issuance the following shares of common stock: 1,150,574 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; approximately 1.1 million shares remained available for grant under our 2006 Incentive Award Plan (see Note 15 “Share-Based and Other Compensation” to our consolidated financial statements included in this report); approximately 1.0 million shares issuable upon settlement of time-based RSUs; and a maximum of 2.0 million shares contingently issuable upon settlement of RSUs subject to the achievement of market and/or performance conditions. The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 783,192 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. That registration statement also registers 453,986 shares of common stock held by John Kilroy for possible resale. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. When possible, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and the Company’s earnings and profits could increase. This could increase the dividend income to the Company’s stockholders by reducing any return of capital they received. In some circumstances, the Company may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to the Company’s stockholders. In addition, if a Section 1031 Exchange was later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent the Company’s stockholders. Moreover, Section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2022:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	119	16,194,146	406	91.6%	92.9%
_______________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2022 Average Occupancy
Stabilized Residential Properties	3	1,001	93.5%

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

During the year ended December 31, 2022, we added two development projects and two redevelopment projects to our stabilized portfolio consisting of four buildings totaling 1,114,704 square feet of office and life science space in Seattle, Washington and San Diego, California. We did not have any properties held for sale at December 31, 2022. As of December 31, 2022, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	1	734,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2022, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of December 31, 2022, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington and one development project in the tenant improvement phase and one future development project located in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships.

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

In general, the office and life science properties are leased to tenants on a full service gross, modified gross or triple net basis. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”). The tenant pays its pro-rata share of increases in expenses above the Base Year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. In addition, some office and life science properties, primarily in the Greater Seattle region and certain properties in certain submarkets in the San Francisco Bay Area and Greater Los Angeles, are leased to tenants on a triple net basis, pursuant to which the tenants pay their proportionate share of real estate taxes, operating costs and utility costs. At December 31, 2022, 43% of our properties were leased to tenants on a triple net basis, 25% of our properties were leased to tenants on a full service gross basis, and 24% were leased to tenants on a modified gross basis.

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2022, we managed all of our stabilized office properties through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2022.

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2022 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Greater Los Angeles
3101-3243 La Cienega Boulevard, Culver City, California	19	2008-2017	154,165	78.8%	$6,263	$51.85
2240 East Imperial Highway, El Segundo, California	1	1983/ 2008	122,870	100.0%	3,713	30.21
2250 East Imperial Highway, El Segundo, California	1	1983	298,728	96.9%	8,826	30.63
2260 East Imperial Highway, El Segundo, California	1	1983/ 2012	298,728	100.0%	9,026	30.21
909 North Pacific Coast Highway, El Segundo, California	1	1972/ 2005	244,880	81.3%	7,431	37.85
999 North Pacific Coast Highway, El Segundo, California	1	1962/ 2003	138,389	69.3%	2,882	31.53
1350 Ivar Avenue, Los Angeles, California	1	2020	16,448	100.0%	1,005	61.10
1355 Vine Street, Los Angeles, California	1	2020	183,129	100.0%	10,882	59.42
1375 Vine Street, Los Angeles, California	1	2020	159,236	100.0%	9,805	61.58
1395 Vine Street, Los Angeles, California	1	2020	2,575	100.0%	161	62.65
1500 North El Centro Avenue, Los Angeles, California	1	2016	113,447	28.8%	1,967	60.11
1525 North Gower Street, Los Angeles, California	1	2016	9,610	100.0%	650	67.61
1575 North Gower Street, Los Angeles, California	1	2016	264,430	100.0%	16,085	60.83
6115 West Sunset Boulevard, Los Angeles, California	1	1938/ 2015	26,238	100.0%	1,274	48.55
6121 West Sunset Boulevard, Los Angeles, California	1	1938/ 2015	93,418	100.0%	4,605	49.29

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2022 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
6255 West Sunset Boulevard, Los Angeles, California	1	1971/ 1999	331,888	88.3%	13,875	47.39
3750 Kilroy Airport Way, Long Beach, California	1	1989	10,718	100.0%	116	30.19
3760 Kilroy Airport Way, Long Beach, California	1	1989	166,761	96.4%	5,567	35.79
3780 Kilroy Airport Way, Long Beach, California	1	1989	221,452	79.3%	6,042	35.26
3800 Kilroy Airport Way, Long Beach, California	1	2000	192,476	87.7%	5,475	32.44
3840 Kilroy Airport Way, Long Beach, California	1	1999	138,441	—%	—	—
3880 Kilroy Airport Way, Long Beach, California	1	1987/ 2013	96,923	100.0%	2,839	29.29
3900 Kilroy Airport Way, Long Beach, California	1	1987	130,935	82.8%	2,801	34.43
8560 West Sunset Boulevard, West Hollywood, California	1	1963/ 2007	76,558	59.0%	3,410	76.57
8570 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	49,276	95.6%	3,050	64.78
8580 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	6,875	59.0%	335	82.65
8590 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	56,750	97.4%	2,315	41.90
12100 West Olympic Boulevard, Los Angeles, California	1	2003	155,679	100.0%	10,828	69.56
12200 West Olympic Boulevard, Los Angeles, California	1	2000	154,544	90.3%	7,505	72.00
12233 West Olympic Boulevard, Los Angeles, California	1	1980/ 2011	156,746	71.5%	3,704	42.32
12312 West Olympic Boulevard, Los Angeles, California	1	1950/ 1997	76,644	100.0%	4,096	53.44
2100/2110 Colorado Avenue, Santa Monica, California	3	1992/ 2009	104,853	55.4%	4,580	78.79
501 Santa Monica Boulevard, Santa Monica, California	1	1974	78,509	85.3%	4,765	71.13
Subtotal/Weighted Average – Los Angeles and Ventura Counties	53		4,332,319	85.2%	$165,878	$46.38
San Diego County
12225 El Camino Real, Del Mar, California	1	1998	58,401	100.0%	$2,483	$42.52
12235 El Camino Real, Del Mar, California	1	1998	53,751	100.0%	2,627	48.87
12340 El Camino Real, Del Mar, California	1	2002/ 2022	109,307	100.0%	8,040	73.56
12390 El Camino Real, Del Mar, California	1	2000	73,238	100.0%	4,221	57.64
12770 El Camino Real, Del Mar, California	1	2016	75,035	100.0%	4,045	61.50
12780 El Camino Real, Del Mar, California	1	2013	140,591	100.0%	7,138	50.77
12790 El Camino Real, Del Mar, California	1	2013	87,944	100.0%	4,940	56.18
12830 El Camino Real, Del Mar, California	1	2020	196,444	100.0%	14,424	73.42
12860 El Camino Real, Del Mar, California	1	2020	92,042	100.0%	6,621	71.93
12348 High Bluff Drive, Del Mar, California	1	1999	39,193	100.0%	1,620	41.33
12400 High Bluff Drive, Del Mar, California	1	2004/ 2022	216,518	100.0%	16,351	75.52

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2022 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
3579 Valley Centre Drive, Del Mar, California	1	1999	54,960	100.0%	3,206	58.33
3611 Valley Centre Drive, Del Mar, California	1	2000	132,425	96.4%	6,981	54.66
3661 Valley Centre Drive, Del Mar, California	1	2001	131,662	100.0%	6,269	50.25
3721 Valley Centre Drive, Del Mar, California	1	2003	115,193	100.0%	5,431	47.15
3811 Valley Centre Drive, Del Mar, California	1	2000	118,912	100.0%	6,782	57.03
3745 Paseo Place, Del Mar, California	1	2019	95,871	80.5%	5,100	66.12
13480 Evening Creek Drive North, San Diego, California	1	2008	143,401	6.4%	104	12.00
13500 Evening Creek Drive North, San Diego, California	1	2004	143,749	100.0%	6,101	45.69
13520 Evening Creek Drive North, San Diego, California	1	2004	146,701	97.5%	5,619	40.15
2100 Kettner Boulevard, San Diego, California	1	2022	204,682	—%	—	—
2305 Historic Decatur Road, Point Loma, California	1	2009	107,456	93.9%	4,298	42.62
9455 Towne Centre Drive, UTC, California	1	2021	160,444	100.0%	7,822	48.76
Subtotal/Weighted Average – San Diego County	23		2,697,920	86.2%	$130,223	$56.72
San Francisco Bay Area
4100 Bohannon Drive, Menlo Park, California	1	1985	47,379	100.0%	$2,640	$55.72
4200 Bohannon Drive, Menlo Park, California	1	1987	45,451	65.8%	1,720	57.50
4300 Bohannon Drive, Menlo Park, California	1	1988	63,079	48.7%	2,205	71.75
4500 Bohannon Drive, Menlo Park, California	1	1990	63,078	100.0%	4,074	64.58
4600 Bohannon Drive, Menlo Park, California	1	1990	48,147	93.0%	2,586	57.77
4700 Bohannon Drive, Menlo Park, California	1	1989	63,078	100.0%	3,513	55.70
1290-1300 Terra Bella Avenue, Mountain View, California	1	1961	114,175	100.0%	7,440	65.17
680 East Middlefield Road, Mountain View, California	1	2014	171,676	100.0%	7,763	45.22
690 East Middlefield Road, Mountain View, California	1	2014	171,215	100.0%	7,729	45.14
1701 Page Mill Road, Palo Alto, California	1	2015	128,688	100.0%	8,461	65.75
3150 Porter Drive, Palo Alto, California	1	1998	36,886	100.0%	3,277	88.83
900 Jefferson Avenue, Redwood City, California	1	2015	228,505	100.0%	13,670	59.82
900 Middlefield Road, Redwood City, California	1	2015	118,764	100.0%	6,954	58.80
100 Hooper Street, San Francisco, California	1	2018	417,914	100.0%	24,283	58.11
100 First Street, San Francisco, California	1	1988	480,457	94.6%	30,863	71.11
303 Second Street, San Francisco, California	1	1988	784,658	84.9%	58,330	87.89
201 Third Street, San Francisco, California	1	1983	346,538	77.3%	20,021	75.79

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2022 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
360 Third Street, San Francisco, California	1	2013	429,796	99.6%	32,623	76.35
250 Brannan Street, San Francisco, California	1	1907/ 2001	100,850	100.0%	10,323	102.36
301 Brannan Street, San Francisco, California	1	1909/ 1989	82,834	100.0%	7,391	89.23
333 Brannan Street, San Francisco, California	1	2016	185,602	100.0%	17,688	95.30
345 Brannan Street, San Francisco, California	1	2015	110,050	99.7%	10,551	96.16
350 Mission Street, San Francisco, California	1	2016	455,340	99.7%	24,076	53.09
345 Oyster Point Boulevard, South San Francisco, California	1	2001	40,410	100.0%	2,192	54.24
347 Oyster Point Boulevard, South San Francisco, California	1	1998	39,780	100.0%	2,158	54.24
349 Oyster Point Boulevard, South San Francisco, California	1	1999	65,340	100.0%	3,868	59.19
350 Oyster Point Boulevard, South San Francisco, California	1	2021	234,892	100.0%	18,167	77.34
352 Oyster Point Boulevard, South San Francisco, California	1	2021	232,215	100.0%	18,062	77.78
354 Oyster Point Boulevard, South San Francisco, California	1	2021	193,472	100.0%	15,048	77.78
505 North Mathilda Avenue, Sunnyvale, California	1	2014	212,322	100.0%	9,449	44.50
555 North Mathilda Avenue, Sunnyvale, California	1	2014	212,322	100.0%	9,449	44.50
599 North Mathilda Avenue, Sunnyvale, California	1	2000	76,031	100.0%	3,610	47.48
605 North Mathilda Avenue, Sunnyvale, California	1	2014	162,785	100.0%	7,244	44.50
Subtotal/Weighted Average – San Francisco	33		6,163,729	95.5%	$397,428	$67.85
Greater Seattle
601 108th Avenue North East, Bellevue, Washington	1	2000	490,738	99.8%	$19,513	$40.27
10900 North East 4th Street, Bellevue, Washington	1	1983	428,557	98.8%	17,400	41.26
2001 West 8th Avenue, Seattle, Washington	1	2009	539,226	90.0%	21,511	44.34
333 Dexter Ave North, Seattle, Washington	1	2022	618,766	100.0%	31,940	51.62
701 North 34th Street, Seattle, Washington	1	1998	141,860	100.0%	5,318	37.49
801 North 34th Street, Seattle, Washington	1	1998	173,615	100.0%	5,789	33.34
837 North 34th Street, Seattle, Washington	1	2008	112,487	100.0%	4,093	36.38
320 Westlake Avenue North, Seattle, Washington	1	2007	184,644	96.1%	8,041	45.31
321 Terry Avenue North, Seattle, Washington	1	2013	135,755	100.0%	5,554	40.91
401 Terry Avenue North, Seattle, Washington	1	2003	174,530	100.0%	7,008	40.15
Subtotal/Weighted Average – Greater Seattle	10		3,000,178	97.7%	$126,167	$43.12
TOTAL/WEIGHTED AVERAGE	119		16,194,146	91.6%	$819,696	$55.93

____________________
(1)Based on all leases at the respective properties in effect as of December 31, 2022. Includes month-to-month leases as of December 31, 2022. Represents economic occupancy.

(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rent, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2022. Includes 100% of annualized base rent of consolidated property partnerships.

Stabilized Development and Redevelopment Projects

During the year ended December 31, 2022, the following properties were added to our stabilized portfolio of operating properties:

		Construction Period
Stabilized Office / Life Science Development & Redevelopment Projects	Location	Start Date	Completion Date	Stabilization Date (1)	Rentable Square Feet	% Occupied (2)

333 Dexter Avenue North	Lake Union	2Q 2017	2Q 2022	2Q 2022	618,766	100%
2100 Kettner	Little Italy	3Q 2019	3Q 2021	3Q 2022	204,682	—%
12340 El Camino Real (3)	Del Mar	4Q 2021	3Q 2022	3Q 2022	109,307	100%
12400 High Bluff Drive (4)	Del Mar	1Q 2022	3Q 2022	3Q 2022	181,949	100%

TOTAL:					1,114,704	82%

____________________
(1)For office and retail, represents the earlier of anticipated 95% occupancy date or one year from cessation of major base building construction activities.
(2)Represents economic occupancy.
(3)Redevelopment project.
(4)Completed 144,000 rentable square feet that was in the scope of redevelopment.

In-Process Development Projects

The following tables set forth certain information relating to our in-process development pipeline as of December 31, 2022:

	Location	Construction Start Date	Estimated Stabilization Date (2)	Estimated Rentable Square Feet	Total Project % Leased	Total Project % Occupied (3)
TENANT IMPROVEMENT (1)

Office
Austin
Indeed Tower	Austin CBD	2Q 2021	4Q 2023	734,000	71%	58%

TOTAL:				734,000	71%	58%

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
(3)Represents economic occupancy.

		Construction Start Date	Estimated Stabilization Date (1)	Estimated Rentable Square Feet	% Leased
UNDER CONSTRUCTION	Location

Office / Life Science
San Francisco Bay Area
Kilroy Oyster Point - Phase 2	South San Francisco	2Q 2021	2Q 2025	875,000	—%
San Diego County
9514 Towne Centre Drive	University Towne Center	3Q 2021	4Q 2023	71,000	100%

TOTAL:				946,000	8%

____________________
(1)Represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope.

In-Process Redevelopment Projects

As of December 31, 2022, we had the following redevelopment project under construction:

		Construction Start Date	Estimated Stabilization Date (1)	Estimated Rentable Square Feet	% Leased
UNDER CONSTRUCTION	Location

Life Science
San Francisco Bay Area
4400 Bohannon Drive	Menlo Park	4Q 2022	3Q 2025	48,000	—%
San Diego County
4690 Executive Drive (2)	University Towne Center	1Q 2022	3Q 2023	52,000	100%

TOTAL:				100,000	52%

____________________
(1)Represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope.
(2)Redevelopment will occur in phases based on existing lease expiration dates and timing of the tenant improvement build-out.

Future Development Pipeline

The following table sets forth certain information relating to our future development pipeline as of December 31, 2022.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)

Greater Los Angeles
1633 26th Street	West Los Angeles	190,000
San Diego County
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000
2045 Pacific Highway	Little Italy	275,000
Kilroy East Village	East Village	TBD
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000
Flower Mart	SOMA	2,300,000
Greater Seattle
SIX0 - Office & Residential	Denny Regrade	925,000
Austin
Stadium Tower	Stadium District / Domain	493,000
____________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2022, adjusted for expirations through February 1, 2023.

Tenant Name	Region	Annualized Base Rental Revenue(1)(2)	Percentage of Total Annualized Base Rental Revenue(1)	Lease Expiration Date
		(in thousands)
Global technology company	Greater Seattle / San Diego County	$39,631	4.8%	Various (3)
Cruise LLC	San Francisco Bay Area	35,449	4.3%	November 2031
Stripe, Inc.	San Francisco Bay Area	33,110	4.0%	June 2034
Amazon.com	Greater Seattle	31,437	3.8%	Various (4)
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	3.6%	Various (5)
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	3.4%	Various (6)
Salesforce, Inc.	San Francisco Bay Area	24,076	2.9%	Various (7)
DoorDash, Inc.	San Francisco Bay Area	23,842	2.9%	January 2032
Riot Games, Inc.	Greater Los Angeles	22,855	2.8%	Various (8)
Okta, Inc.	San Francisco Bay Area	22,387	2.7%	October 2028
Netflix, Inc.	Greater Los Angeles	21,854	2.7%	July 2032
Box, Inc.	San Francisco Bay Area	20,390	2.5%	June 2028
Cytokinetics, Inc.	San Francisco Bay Area	18,167	2.2%	October 2033
DIRECTV, LLC	Greater Los Angeles	16,085	2.0%	Various (9)
Synopsys, Inc.	San Francisco Bay Area	15,492	1.9%	August 2030
Total		$382,424	46.5%
_____________________
(1)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2022.
(2)Includes 100% of the annualized base rental revenues of consolidated property partnerships.
(3)The Global Technology Company leases, which contribute $7.8 million and $31.8 million, expire in January 2032 and July 2033, respectively.
(4)The Amazon.com leases, which contribute $16.9 million, $2.0 million and $12.5 million, expire in April 2023, September 2029 and February 2030, respectively. The lease of 71,481 rentable square feet of space expired on January 30, 2023 and is excluded from the table above.
(5)The LinkedIn Corporation / Microsoft Corporation leases, which contribute $3.6 million and $26.2 million, expire in October 2024 and September 2026, respectively.
(6)The Adobe Systems Inc. leases, which contribute $1.1 million, $5.8 million and $21.0 million, expire in June 2027, July 2031 and August 2031, respectively.
(7)The salesforce.com, inc. leases, which contribute $0.6 million and $23.5 million, expire in May 2031 and September 2032, respectively.
(8)The Riot Games leases, which contribute $8.9 million, $0.3 million, $7.3 million and $6.4 million, expire in November 2023, July 2024, November 2024, and May 2031, respectively.
(9)The DIRECTV, LLC leases, which contribute $1.5 million and $14.6 million, expire in September 2026 and September 2027, respectively. The lease of 151,455 rentable square feet of space expired on January 1, 2023 and is excluded from the table above.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2022.

Wholesale and Retail Trade , 1%
Other Services , 4%
Life Science & Health Care , 18%
Finance, Insurance, and Real Estate , 6%
Professional, Business, and Other Services , 4%
Education , 1%
Media , 8%
Technology , 58%

Our markets are dynamic and populated with innovative and creative tenants, including but not limited to technology, entertainment and digital media. While technology companies comprise 58% of our office portfolio base rent, technology is a broad concept that encompasses diverse industries including software, social media, hardware, cloud computing, internet media and technology services.

Lease Expirations

The following table sets forth a summary of our office lease expirations for each of the next ten years beginning with 2023, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors that May Influence Future Results of Operations”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1) (2)	% of Total Annualized Base Rent (1)	Annualized Rent per Square Foot (1)
2023	63	1,504,289	10.3%	$72,367	8.8%	$48.11
2024	76	1,153,427	7.9%	54,973	6.7%	47.66
2025	64	745,112	5.1%	37,168	4.5%	49.88
2026	54	1,940,792	13.3%	90,757	11.1%	46.76
2027	62	1,043,534	7.2%	41,487	5.1%	39.76
2028	36	1,022,867	7.0%	64,904	7.9%	63.45
2029	22	962,596	6.6%	53,105	6.5%	55.17
2030	37	1,525,681	10.5%	91,127	11.1%	59.73
2031	31	1,911,843	13.1%	129,488	15.8%	67.73
2032	14	1,054,719	7.2%	71,555	8.7%	67.84
2033 and beyond	13	1,706,987	11.8%	112,765	13.8%	66.06
Total (3)	472	14,571,847	100.0%	$819,696	100.0%	$56.25
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
(2)Includes 100% of annualized based rent of consolidated property partnerships..
(3)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2022, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2022.

Secured Debt

As of December 31, 2022, the Operating Partnership had two outstanding mortgage notes payable which were secured by certain of our properties. Our secured debt represents an aggregate principal indebtedness of approximately $243.5 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 8 and 9 to our consolidated financial statements and Schedule III—Real Estate and Accumulated Depreciation included in this report. Management believes that, as of December 31, 2022, the value of the properties securing the applicable secured obligations in each case exceeded the principal amount of the outstanding obligation.

ITEM 3.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of December 31, 2022, we were not a defendant in, and our properties were not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 93 registered holders of the Company’s common stock. The following table illustrates dividends declared during 2022 and 2021 as reported on the NYSE.

2022	Per Share Common Stock Dividends Declared
First quarter	$0.5200
Second quarter	0.5200
Third quarter	0.5400
Fourth quarter	0.5400
2021	Per Share Common Stock Dividends Declared
First quarter	$0.5000
Second quarter	0.5000
Third quarter	0.5200
Fourth quarter	0.5200

The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The table below reflects our purchases of equity securities during the three month period leading up to December 31, 2022.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2022	—	$—	—	$—
November 1 - November 30, 2022	308	41.92	—	—
December 1 - December 31, 2022	—	—	—	—
Total	308	$41.92	—	$—
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

The following table reports the distributions per common unit declared during the years ended December 31, 2022 and 2021.

2022	Per Unit Common Unit Distribution Declared
First quarter	$0.5200
Second quarter	0.5200
Third quarter	0.5400
Fourth quarter	0.5400
2021	Per Unit Common Unit Distribution Declared
First quarter	$0.5000
Second quarter	0.5000
Third quarter	0.5200
Fourth quarter	0.5200

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the FTSE Nareit All Equity REIT Index, the Standard & Poor’s (“S&P”) 500 Stock Index, and the S&P Composite 1500 – Office REIT Index for the five-year period ended December 31, 2022. We include an additional index, the S&P Composite 1500 – Office REIT Index, to the performance graph since management believes it provides additional information to investors about our performance relative to a more specific peer group. The S&P Composite 1500 – Office REIT Index is a published and widely recognized index that comprises 17 office equity REITs, including us. The graph assumes the investment of $100 in us and each of the indices on December 31, 2017 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

Total Return Performance
Kilroy Realty Corporation
S&P 500 Index
S&P Composite 1500 – Office REIT Index
FTSE Nareit All Equity REITs Index
Index Value
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

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

Forward-Looking Statements

Statements contained in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others:

•global market and general economic conditions, including periods of heightened inflation, and their effect on our liquidity and financial conditions and those of our tenants;

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

•costs to comply with government regulations, including environmental remediation;

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

Company Overview

We are a self-administered REIT active in premier office, life science and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of both December 31, 2022 and 2021. All of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land (see Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2022 Operating and Development Highlights

Throughout 2022, we remained focused on creating value for our shareholders by maintaining our top notch portfolio through development, redevelopment, executing leases, and recycling capital while patiently waiting for opportunities to allocate it. We also continued to maintain a strong balance sheet and elevate our leadership position in environmental, social and corporate governance investing.

Development. We continued to execute on our development and redevelopment program during 2022. We added two completed development projects and two completed redevelopment projects to our stabilized portfolio totaling 1.1 million rentable square feet of office and life science space, and acquired one development site in one transaction for approximately $40.0 million. See “—Factors that May Influence Future Operations” for additional information regarding our development program.

Capital Recycling Program. We have continued to utilize our capital recycling program to provide additional capital to finance development expenditures, fund potential acquisitions, repay long-term debt and for other general corporate purposes. Our general strategy, depending on market conditions, is to target the disposition of non-core properties or those that have limited upside for us and redeploy the capital into acquisitions and/or development projects where we can create additional value to generate higher returns (see “—Factors that May Influence Future Operations” for additional information). In connection with this strategy, during 2022, we generated gross sales proceeds of approximately $48.0 million through the sale of one office building.

Leasing. During 2022, we executed new and renewal leases totaling 0.8 million square feet within our stabilized portfolio with an increase in GAAP rents of 29.8% and an increase in cash rents of 11.0%. Our stabilized office portfolio was 91.6% occupied and 92.9% leased as of December 31, 2022.

2022 Financing Highlights

In 2022, we entered into a $400.0 million unsecured term loan facility and made an initial draw of $200.0 million. Refer to our 2022 Financing Highlights in “—Liquidity and Capital Resources of the Operating Partnership” for a list of financing transactions completed in 2022 and Note 9, “Secured and Unsecured Debt of the Operating Partnership” to our consolidated financial statements included in this report for additional information regarding our debt and capital market activity.

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

Revenue Recognition

Rental revenue for office, life science and retail operating properties is our principal source of revenue. We recognize revenue from base rent (fixed lease payments), additional rent (variable lease payments, which consist of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs), parking and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of substantially all of the amount due is probable. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

Base Rent

The timing of when we commence rental revenue recognition for office, life science and retail properties depends largely on our conclusion as to whether we are or the tenant is the owner for accounting purposes of tenant improvements at the leased property. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset and commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when tenant improvements being recorded as our assets are substantially complete. In certain instances, when we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, rental revenue recognition begins when the tenant takes possession or controls the physical use of the leased space. The determination of who owns the tenant improvements is made on a lease-by-lease basis and has a significant effect on the timing of commencement of revenue recognition. Further, the Company may deliver leased space in phases, rather than for an entire building or project, resulting in various revenue commencement dates for a particular lease, which involves significant judgment surrounding when the tenant takes possession of or controls each respective phase, building or project.

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

When we conclude that we are the owner of tenant improvements for accounting purposes using the factors discussed above, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as our capital asset. During the years ended December 31, 2022, 2021, and 2020, we capitalized $22.8 million, $37.3 million, and $15.5 million, respectively, of tenant-funded tenant improvements. The amount of tenant-funded tenant improvements recorded in any given year varies based upon the mix of specific leases executed and/or commenced during the reporting period. For these tenant-funded tenant improvements, we record the amount funded by or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental income on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises. The determination of who owns the tenant improvements has a significant impact on the amount of non-cash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements. For the years ended December 31, 2022, 2021, and 2020, we recognized $19.3 million, $16.5 million and $22.5 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

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

When a lease is amended, which may occur from time to time, we determine whether (1) an additional right of use not included in the original lease is being granted as a result of the modification, and (2) there is an increase in the lease payments that is commensurate with the standalone price for the additional right of use. If both of those conditions are met, the amendment is accounted for as a separate lease contract. If either of those conditions are not met, the amendment is accounted for as a lease modification . Most of our lease amendments are accounted for as a modification of our operating leases which will likely require us to reassess both the lease term and fixed lease payments, including considering any prepaid or deferred rent receivables relating to the original lease, as a part of the lease payments for the modified lease.

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

During the year, we accrue estimated additional rent in the period in which the recoverable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to match additional rent with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year, we perform preliminary reconciliations and if a change in estimate is warranted, accrue additional rent or refunds. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2021 and 2020 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual additional rent recognized.

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

For the years ended December 31, 2022, 2021 and 2020, we recorded a net reduction to rental revenues for direct write-offs associated with transitioning certain tenants to a cash basis of reporting and an allowance for uncollectible accounts for both current tenant receivables and deferred rent receivables of approximately 0.2%, 0.3% and 2.1% of total revenues, respectively. These amounts were primarily a result of tenant creditworthiness considerations arising from the COVID-19 pandemic, and a small portion of the 2020 and 2021 amounts were restored in 2021 and 2022 based on changes in collectability assessments. Additional amounts may potentially be restored in future periods as circumstances warrant consistent with our accounting policies. In the event our estimates were not consistent with actual collections and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $11.0 million, $9.6 million and $9.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Transaction costs associated with our acquisitions, including costs incurred during negotiation, are capitalized as part of the purchase price of the acquisition. During the years ended December 31, 2022, 2021 and 2020, we capitalized $0.2 million, $1.3 million, and $0.3 million, respectively, of acquisition costs.

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

For each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the years ended December 31, 2022, 2021 and 2020.

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, and tenant improvements, including internal compensation costs. For the years ended December 31, 2022, 2021 and 2020, we capitalized $19.9 million, $20.7 million and $21.8 million, respectively, of internal costs to our qualifying development and redevelopment projects. In addition, for development and redevelopment projects, we also capitalize the following costs during periods in which activities necessary to prepare the project for its intended use are in progress: interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes and insurance.

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

Share-Based Incentive Compensation Accounting

At December 31, 2022, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 15 “Share-Based and Other Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for executive officers, as defined in Rule 16 under the Exchange Act. Compensation cost for all share-based awards, including options, requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of share-based compensation programs that include market conditions are calculated using a Monte Carlo simulation pricing model. Additionally, certain of our market condition share-based compensation programs also contain pre-defined financial performance conditions, including FFO per share and debt to EBITDA ratio goals which can impact the number of restricted stock units ultimately earned. This variability relating to the level of the performance condition achieved requires management’s judgment and estimates, which impacts compensation cost recognized for these awards during the performance period. As of December 31, 2022, the performance condition for certain of our outstanding market condition share-based compensation programs has been met and compensation cost for these awards is no longer variable. For these awards, although the number of restricted stock units ultimately earned remains variable subject to the ultimate achievement level of the market condition, compensation cost is no longer variable for these awards as the market condition was already taken into consideration as part of the grant date fair value calculation. As of December 31, 2022, there are certain outstanding share-based compensation awards where the achievement of the performance condition is yet unknown as the award is still within its performance measurement period. For these awards, compensation cost and the number of restricted stock units ultimately earned remains variable and compensation cost for these awards is recorded based the estimated level of achievement of the performance conditions through the requisite service period. Changes to compensation cost resulting from changes in the estimated level of achievement of the performance conditions are recorded as cumulative adjustments in the period the change in the estimated level of achievement of the performance conditions is determined.

For the years ended December 31, 2022, 2021, and 2020 we recorded approximately $18.9 million, $26.2 million, and $23.4 million, respectively, of compensation cost related to programs that were subject to such valuation models. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $1.5 million, $2.3 million, and $2.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Stabilized Development & Redevelopment Projects

During the year ended December 31, 2022, we completed and added the following development and redevelopment projects to our stabilized portfolio:

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

•2100 Kettner, Little Italy, San Diego, California. We commenced construction on this project in September 2019. This project is comprised of 204,682 square feet of office space for a total estimated investment of $140.0 million. In August 2022, we added the project to the stabilized portfolio. The project is 15% leased.

•12340 El Camino Real, Del Mar, San Diego, California. In December 2021, we began the phased redevelopment of this property, comprised of 109,307 square feet, for life science use, with total estimated redevelopment costs of $40.0 million, inclusive of the depreciated basis of the building. We completed construction and added the project to the stabilized portfolio in August 2022. The project is 100% leased to a life science tenant.

•12400 High Bluff Drive, Del Mar, San Diego, California. In March 2022, we began the phased redevelopment of this property. We executed a lease with a life science tenant for 181,949 square feet of this property, of which we redeveloped approximately 144,000 square feet at total estimated redevelopment costs of $50.0 million, inclusive of 66% of the depreciated basis of the building which was subject to redevelopment. We completed construction and added the project to the stabilized portfolio in August 2022.

In-Process Development Projects - Tenant Improvement

As of December 31, 2022, the following project was in the tenant improvement phase:

•Indeed Tower, Austin CBD, Austin, Texas. We acquired this project upon core/shell completion in June 2021. This project encompasses approximately 734,000 square feet of office space at a total estimated investment of $690.0 million and is 71% leased to 12 tenants with 42% of the space leased to Indeed, Inc. through 2034. We currently expect this project to reach stabilization in the fourth quarter of 2023.

In-Process Development Projects - Under Construction

As of December 31, 2022, we had two projects in our in-process development pipeline that were under construction:

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

In-Process Redevelopment - Under Construction

As of December 31, 2022, we had two redevelopment projects under construction:

•4690 Executive Drive, University Towne Center, San Diego, California. In March 2022, we began the phased redevelopment of this property, comprised of approximately 52,000 square feet, for life science use. We expect to complete redevelopment of the project in the third quarter of 2023 with total estimated redevelopment costs of $25.0 million, inclusive of the depreciated basis of the building. The project is 100% leased to a life science tenant.

•4400 Bohannon Drive, Menlo Park, California. In December 2022, we began the redevelopment of this property, comprised of approximately 48,000 square feet, for life science use. We expect to complete the redevelopment of the project in the third quarter of 2025 with total estimated redevelopment costs of $55.0 million, inclusive of the depreciated basis of the building.

Future Development Pipeline

As of December 31, 2022, our future development pipeline included eight future projects located in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin with an aggregate cost basis of approximately $1.2 billion, at which we believe we could develop more than 6.5 million rentable square feet for a total estimated investment of approximately $7.0 billion to $8.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 12/31/2022 ($ in millions)(2)

Greater Los Angeles
1633 26th Street	West Los Angeles	190,000	$14.7
San Diego County
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000	108.3
2045 Pacific Highway	Little Italy	275,000	55.8
Kilroy East Village	East Village	TBD	66.2
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	216.5
Flower Mart	SOMA	2,300,000	529.5
Greater Seattle
SIX0 - Office & Residential	Denny Regrade	925,000	180.2
Austin
Stadium Tower	Stadium District / Domain	493,000	60.7
TOTAL:			$1,231.9
________________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of December 31, 2022.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the years ended December 31, 2022 and 2021, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. For the years ended December 31, 2022 and 2021, we capitalized $77.5 million and $80.2 million, respectively, of interest to our qualifying development and redevelopment projects. For the years ended December 31, 2022 and 2021, we capitalized $19.9 million and $20.7 million, respectively, of internal costs to our qualifying redevelopment and development projects.

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

In connection with our capital recycling strategy, during 2022, we completed the sale of one office property to an unaffiliated third party for total gross sales proceeds of $48.0 million. During 2021, we completed the sale of three office properties to unaffiliated third parties for total gross sales proceeds of $1.12 billion.

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

During the year ended December 31, 2022, we acquired one development site in one transaction for a total cash purchase price of $40.0 million. During the year ended December 31, 2021, we acquired one operating property, the land underlying a historical ground lease and two development properties in four transactions for a total cash purchase price of $1.16 billion. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt and cash flows from operations.

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

As of December 31, 2022, there was approximately $25.1 million of total unrecognized compensation cost related to outstanding nonvested RSUs issued under share-based compensation arrangements. Those costs are expected to be recognized over a weighted-average period of 1.7 years. The ultimate amount of compensation cost recognized related to outstanding nonvested RSUs issued under share-based compensation arrangements may vary for performance-based RSUs that are still in the performance period based on performance against applicable performance-based vesting goals. The $25.1 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to December 31, 2022. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. For additional information regarding our equity incentive awards, see Note 15 “Share-Based and Other Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity for our stabilized portfolio during the year ended December 31, 2022.

For Leases Commenced (1)

Year to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year	Changes in Rents (4)	Changes in Cash Rents (5)
	New	Renewal	New	Renewal
2nd Generation (6)	46	31	580,943	290,138	75	$60.18	$9.63	31.3%	12.4%
Development Leasing (7)	10	1	932,439	945	146	133.26	10.95
Total	56	32	1,513,382	291,083

For Leases Executed (1)(8)

Year to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year	Changes in Rents (4)	Changes in Cash Rents (5)	Retention Rates (9)
	New	Renewal	New	Renewal
2nd Generation (6)	46	31	468,900	290,138	84	$66.79	$9.54	29.8%	11.0%	30.7%
Development Leasing (7)	8	1	133,273	945	147	161.31	13.17
Total	54	32	602,173	291,083
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
(6)Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream. Includes leases for which re-leasing timing was impacted by the COVID-19 pandemic.
(7)Represents leases commenced or executed on new construction added to the stabilized portfolio, as well as in our development and redevelopment portfolios where we have made capital expenditures that resulted in additional revenue generated when the space was re-leased.
(8)For the year ended December 31, 2022, 24 new leases totaling 327,133 rentable square feet were signed but not commenced as of December 31, 2022.
(9)Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

As of December 31, 2022, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 10% below the current average market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate of our portfolio.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

We have continued to see an increase in prospective tenant tours, inquiries and leasing activity as compared to 2020 levels. While we do not believe that our development leasing and ability to renew leases scheduled to expire has been significantly impacted by the COVID-19 pandemic, we do believe that the economic uncertainty caused by the timing and extent of employees returning to offices has impacted the timing and volume of leasing and may continue to do so in the future. Additionally, decreased demand, increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have further negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the next five years and by region for the next two years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
2023	63	1,504,289	10.3%	$72,367	8.8%	$48.11
2024	76	1,153,427	7.9%	54,973	6.7%	47.66
2025	64	745,112	5.1%	37,168	4.5%	49.88
2026	54	1,940,792	13.3%	90,757	11.1%	46.76
2027	62	1,043,534	7.2%	41,487	5.1%	39.76
Total	319	6,387,154	43.8%	$296,752	36.2%	$46.46

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
					(in thousands)
2023	Greater Los Angeles	39	538,031	3.7%	$24,907	3.0%	$46.29
	San Diego County	9	174,914	1.2%	7,670	0.9%	43.85
	San Francisco Bay Area	10	326,443	2.2%	19,907	2.4%	60.98
	Greater Seattle	5	464,901	3.2%	19,883	2.5%	42.77
	Total	63	1,504,289	10.3%	$72,367	8.8%	$48.11

2024	Greater Los Angeles	44	561,449	3.9%	$24,629	3.0%	$43.87
	San Diego County	9	57,303	0.3%	3,199	0.4%	55.83
	San Francisco Bay Area	12	288,538	2.0%	18,663	2.3%	64.68
	Greater Seattle	11	246,137	1.7%	8,482	1.0%	34.46
	Total	76	1,153,427	7.9%	$54,973	6.7%	$47.66
_____________________
(1)    For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2022, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2022.
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

In addition to the 1.4 million rentable square feet, or 8.4%, of currently available space in our stabilized portfolio, leases representing approximately 10.3% and 7.9% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2023 and 2024, respectively. The leases scheduled to expire in 2023 and 2024 represent approximately 2.7 million rentable square feet, or 15.5%, of our total annualized base rental revenue.

Sublease Space. Of our leased space as of December 31, 2022, approximately 1.4 million rentable square feet, or 8.7% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area region. Of the 8.7% of available sublease space in our stabilized portfolio as of December 31, 2022, approximately 6.9% was vacant space, and the remaining 1.8% was occupied. Of the approximately 1.4 million rentable square feet available for sublease as of December 31, 2022, approximately 52,437 rentable square feet representing four leases are scheduled to expire in 2023, and approximately 228,820 rentable square feet representing six leases are scheduled to expire in 2024.

Stabilized Portfolio Information

As of December 31, 2022, our stabilized portfolio was comprised of 119 office and life science properties encompassing an aggregate of approximately 16.2 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction or in the tenant improvement phase, redevelopment projects under construction, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

We did not have any properties held for sale at December 31, 2022. Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2022 was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land on which we believe we have the potential to develop more than 6.5 million rentable square feet, depending upon economic conditions.

As of December 31, 2022, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	1	734,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from December 31, 2021 to December 31, 2022:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2021	120	15,456,528
Completed development properties placed in-service	4	1,149,273
Properties transferred to development and redevelopment	(4)	(350,581)
Dispositions	(1)	(96,085)
Remeasurement	—	35,011
Total as of December 31, 2022 (1)	119	16,194,146
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2022	12/31/2021	12/31/2020
Greater Los Angeles	53	4,332,319	85.2%	86.1%	88.1%
San Diego County	23	2,697,920	86.2%	95.9%	85.2%
San Francisco Bay Area	33	6,163,729	95.5%	92.4%	94.5%
Greater Seattle	10	3,000,178	97.7%	97.2%	94.7%
Total Stabilized Office Portfolio	119	16,194,146	91.6%	91.9%	91.2%

	Average Occupancy
	Year Ended December 31,
	2022	2021
Stabilized Office Portfolio (1)	91.2%	91.7%
Same Store Portfolio (2)	91.0%	91.9%
Residential Portfolio (3)	93.5%	78.0%
_____________________
(1)    Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy.
(2)    Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2021 and still owned and stabilized as of December 31, 2022 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)    Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2021 and still owned and included in the stabilized portfolio as of December 31, 2022, including our 200-unit residential tower in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California;

•Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, expenses for certain of our future development projects and the results generated by the following stabilized development and redevelopment properties:

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

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of December 31, 2022.

Group	# of Buildings	Rentable Square Feet
Same Store Properties	109	13,556,582
Stabilized Development Properties (1)	9	2,098,338
Acquisition Properties	1	539,226
Total Stabilized Portfolio	119	16,194,146
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development and redevelopment projects and future development projects.

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Dollar Change	Percentage Change
	2022	2021
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$232,615	$628,144	$(395,529)	(63.0)%
Net income attributable to noncontrolling common units of the Operating Partnership	2,283	6,163	(3,880)	(63.0)%
Net income attributable to noncontrolling interests in consolidated property partnerships	24,595	24,603	(8)	—%
Net income	$259,493	$658,910	$(399,417)	(60.6)%
Unallocated expense (income):
General and administrative expenses	93,642	92,749	893	1.0%
Leasing costs	4,879	3,249	1,630	50.2%
Depreciation and amortization	357,611	310,043	47,568	15.3%
Interest income and other net investment gain	(1,765)	(3,916)	2,151	(54.9)%
Interest expense	84,278	78,555	5,723	7.3%
Loss on early extinguishment of debt	—	12,246	(12,246)	100.0%
Gains on sales of depreciable operating properties	(17,329)	(463,128)	445,799	(96.3)%
Net Operating Income, as defined	$780,809	$688,708	$92,101	13.4%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022					2021
	Same Store	Develop- ment	Acquisi- tion	Disposi- tion	Total	Same Store	Develop- ment	Acquisi- tion	Disposi- tion	Total
	(in thousands)
Operating revenues:
Rental income	$877,925	$172,208	$33,748	$2,137	$1,086,018	$839,604	$72,697	$9,908	$26,785	$948,994
Other property income	9,110	1,628	183	48	10,969	5,754	237	40	15	6,046
Total	887,035	173,836	33,931	2,185	1,096,987	845,358	72,934	9,948	26,800	955,040
Property and related expenses:
Property expenses	169,887	28,078	3,712	1,067	202,744	148,789	11,163	1,307	4,443	165,702
Real estate taxes	84,223	18,821	2,649	176	105,869	81,897	8,580	840	1,892	93,209
Ground leases	7,162	403	—	—	7,565	7,390	31	—	—	7,421
Total	261,272	47,302	6,361	1,243	316,178	238,076	19,774	2,147	6,335	266,332
Net Operating Income, as defined	$625,763	$126,534	$27,570	$942	$780,809	$607,282	$53,160	$7,801	$20,465	$688,708

	Year Ended December 31, 2022 as compared to the Year Ended December 31, 2021
	Same Store		Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$38,321	4.6%	$99,511	136.9%	$23,840	240.6%	$(24,648)	(92.0)%	$137,024	14.4%
Other property income	3,356	58.3%	1,391	586.9%	143	357.5%	33	220.0%	4,923	81.4%
Total	41,677	4.9%	100,902	138.3%	23,983	241.1%	(24,615)	(91.8)%	141,947	14.9%
Property and related expenses:
Property expenses	21,098	14.2%	16,915	151.5%	2,405	184.0%	(3,376)	(76.0)%	37,042	22.4%
Real estate taxes	2,326	2.8%	10,241	119.4%	1,809	215.4%	(1,716)	(90.7)%	12,660	13.6%
Ground leases	(228)	(3.1)%	372	NM*	—	—%	—	—%	144	1.9%
Total	23,196	9.7%	27,528	139.2%	4,214	196.3%	(5,092)	(80.4)%	49,846	18.7%
Net Operating Income, as defined	$18,481	3.0%	$73,374	138.0%	$19,769	253.4%	$(19,523)	(95.4)%	$92,101	13.4%
________________________
* Percentage not meaningful.

Net Operating Income increased $92.1 million, or 13.4%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily resulting from:

•An increase of $18.5 million attributable to the Same Store Properties which was driven by the following activity:

•An increase in total operating revenues of $41.7 million, or 4.9%, primarily due to the following:

•$20.2 million net increase resulting from a $18.3 million increase from new leases and renewals at higher rates in all regions, $2.4 million increase due to the recognition of deferred rent balances associated with tenants restored from a cash basis of revenue recognition, $1.5 million higher collections from tenants and $0.7 million increase in residential and other miscellaneous income, partially offset by a $2.7 million decrease due to lower occupancy and lease modifications primarily in the Greater Los Angeles and San Francisco Bay Area regions;

•$17.3 million increase in the tenant reimbursements component of rental income primarily due to higher operating expenses and lower abatements;

•$7.2 million increase due to higher parking income, of which $4.3 million relates to an increase in the number of monthly parking spaces rented as a result of tenants returning to the office and $2.9 million relates to higher transient parking income;

•$3.1 million decrease due to early lease termination fees recognized in 2021 primarily related to two tenants;

•An increase in property and related expenses of $23.2 million primarily due to the following:

•$14.9 million increase in property expenses due to our tenants’ continued return to the office, including utilities, parking, janitorial, contract services, and various other recurring expenses;

•$6.0 million increase due to an increase in certain non-recurring expenses and higher residential expenses; and

•$2.3 million increase in real estate taxes primarily due to favorable property tax assessments and tax refunds received in 2021.

•An increase of $73.4 million attributable to the Development Properties; and

•An increase of $19.8 million attributable to the Acquisition Properties; partially offset by

•A decrease of $19.5 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses remained generally consistent for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Leasing Costs

Leasing costs increased by $1.6 million, or 50.2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in leasing activity during the year ended December 31, 2022. See the “Factors that May Influence Future Results of Operations – Information on Leases Commenced and Executed” and “Liquidity and Capital Resources of the Operating Partnership – Liquidity Uses” sections for further information.

Depreciation and Amortization

Depreciation and amortization increased by approximately $47.6 million, or 15.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the following:

•An increase of $30.1 million attributable to the Acquisition Properties;

•An increase of $23.9 million attributable to the Development Properties; partially offset by

•A decrease of $5.3 million attributable to the Disposition Properties; and

•A decrease of $1.1 million attributable to the Same Store Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization and capitalized interest, including capitalized debt discounts and deferred financing cost amortization for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Dollar Change	Percentage Change
	2022	2021
	($ in thousands)
Gross interest expense	$161,761	$158,756	$3,005	1.9%
Capitalized interest and deferred financing costs	(77,483)	(80,201)	2,718	(3.4)%
Interest expense	$84,278	$78,555	$5,723	7.3%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $3.0 million, or 1.9%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to an increase in the average outstanding debt balance for the year ended December 31, 2022.

Capitalized interest and deferred financing costs decreased $2.7 million, or 3.4% for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to a decrease in the weighted average interest rate during the year ended December 31, 2022. During the years ended December 31, 2022 and 2021, we capitalized interest on in-process development and redevelopment projects and future development pipeline projects with an average aggregate cost basis of approximately $2.0 billion. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. Refer to “Part I, Item IA. Risk Factors” included in this report for additional information about the potential impact of inflation on our interest expense and construction costs and the impact on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

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

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships remained generally consistent for the year ended December 31, 2022 compared to the year ended December 31, 2021. The amounts reported for the years ended December 31, 2022 and 2021 are comprised of the noncontrolling interest’s share of net income for 100 First Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest’s share of net income for Redwood LLC. See Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Results of Operations” in our Form 10-K for the year ended December 31, 2021 for a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2022 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of December 31, 2022, we had approximately $347.4 million in cash and cash equivalents. As of the date of this report, we had $1.1 billion available under our unsecured revolving credit facility and $300.0 million available under our unsecured term loan facility. Additionally, in January 2023, we increased the capacity of the unsecured term loan facility’s accordion feature to provide up to an additional $150.0 million of borrowings, subject to bank approval and obtaining commitments. Excluding our unsecured term loan facility, for which we have two twelve-month extension options, our next debt maturity occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds and there can be no assurances that we will successfully obtain such financings. Refer to “Part I, Item IA. Risk Factors” included in this report for additional information about the potential impact of inflation on our interest expense and construction costs and the impact on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, to common unitholders from the Operating Partnership’s cash flow from operating activities. All such distributions are at the discretion of the Board of Directors. In 2022, the Company’s distributions exceeded 100% of its taxable income, resulting in a return of capital to its stockholders. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2023. In addition, in the event the Company is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions (or in the event additional legislation is enacted that further modifies or repeals laws with respect to Section 1031 Exchanges), the Company may be required to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 7, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on December 30, 2022 and a corresponding cash distribution of $0.54 per Operating Partnership units is payable to holders of the Operating Partnership’s common limited partnership interests of record on December 30, 2022, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 11, 2023 were $63.7 million.

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

Capitalization

As of December 31, 2022, our total debt as a percentage of total market capitalization was 48.5%, which was calculated based on the closing price per share of the Company’s common stock of $38.67 on December 31, 2022 as shown in the following table:

	Shares/Units at December 31, 2022	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility		$200,000	2.3%
Unsecured Senior Notes due 2024		425,000	4.8%
Unsecured Senior Notes due 2025		400,000	4.5%
Unsecured Senior Notes Series A & B due 2026		250,000	2.8%
Unsecured Senior Notes due 2028		400,000	4.5%
Unsecured Senior Notes due 2029		400,000	4.5%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.8%
Unsecured Senior Notes due 2030		500,000	5.6%
Unsecured Senior Notes due 2031		350,000	4.0%
Unsecured Senior Notes due 2032		425,000	4.8%
Unsecured Senior Notes due 2033		450,000	5.1%
Secured debt		243,469	2.8%
Total debt		4,293,469	48.5%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,150,574	44,493	0.5%
Shares of common stock outstanding	116,878,031	4,519,673	51.0%
Total Equity and Noncontrolling Interests in the Operating Partnership		4,564,166	51.5%
Total Market Capitalization		$8,857,635	100.0%
_____________________
(1)Represents gross aggregate principal amount due at maturity before the effect of the following at December 31, 2022: $24.1 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt and $6.4 million of unamortized discounts for the unsecured senior notes.
(2)As of December 31, 2022, there was no outstanding balance on the unsecured revolving credit facility.
(3)Value based on closing price per share of our common stock of $38.67 as of December 31, 2022.
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

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•Net cash flow from operations;
•Borrowings under the Operating Partnership’s unsecured revolving credit facility and unsecured term loan facility;
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

2022 Capital and Financing Transactions

We continue to be active in the capital markets and our capital recycling program to finance potential acquisitions and our development activity, as well as our continued desire to extend our debt maturities. This was primarily a result of the following activity:

Capital Recycling Program

•During the year ended December 31, 2022, we completed the sale of one office building in one transaction to an unaffiliated third party for gross sales proceeds totaling approximately $48.0 million.

Capital Markets / Debt Transactions

•In addition to obtaining funding from our capital recycling program during 2022, we entered into a $400.0 million unsecured term loan facility and made an initial draw of $200.0 million. The borrowing rate under the unsecured term loan facility is variable and subject to a ratings-based pricing grid, currently calculated as the Adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) plus 0.950%. The unsecured term loan facility also has a delayed draw feature and an accordion mechanism, subject to lender commitments. The unsecured term loan facility is scheduled to mature in October 2024 and includes two twelve-month extension options at our option. In January 2023, we amended the terms of the unsecured term loan facility, as discussed below.

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.20%	1.00%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025
______________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature under the terms of the unsecured revolving credit facility.
(2)In October 2022, the Operating Partnership amended the terms of its unsecured revolving credit facility to replace the London Interbank Offered Rate (“LIBOR”) based interest rate option with a SOFR-based interest rate option for its borrowings. Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of Adjusted SOFR plus 0.900% and LIBOR plus 0.900% as of December 31, 2022 and 2021, respectively.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2022 and 2021, $5.3 million and $7.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions, and to potentially repay long-term debt to supplement cash balances given uncertainties and volatility in market conditions.

In October 2022, the Operating Partnership entered into a $400.0 million unsecured term loan facility and made an initial draw of $200.0 million. The borrowing rate under the unsecured term loan facility is variable and subject to a ratings-based pricing grid, currently calculated as Adjusted SOFR plus 0.950%. The unsecured term loan facility also has a delayed draw feature and a $100.0 million accordion mechanism, subject to lender commitments. The unsecured term loan facility is scheduled to mature in October 2024 and includes two twelve-month extension options at our option.

The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2022:

December 31, 2022
(in thousands)
Outstanding borrowings	$200,000
Remaining borrowing capacity	200,000
Total borrowing capacity (1)	$400,000
Interest rate (2)	5.23%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	October 2024
______________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $100.0 million under an accordion feature under the terms of the unsecured term loan facility.
(2)Our unsecured term loan facility interest rate was calculated based on the contractual rate of Adjusted SOFR plus 0.950% as of December 31, 2022.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2022, $4.5 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured term loan facility.

In January 2023, the Operating Partnership amended the unsecured term loan facility agreement to (i) exercise the accordion feature under the term loan agreement to provide for borrowings of up to $500.0 million and (ii) increase the capacity under the accordion feature to provide additional term loan commitments up to an aggregate amount of $650.0 million.

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

In connection with our capital recycling strategy, through December 31, 2022, we completed the sale of one operating property in one transaction to an unaffiliated third party for gross proceeds totaling approximately $48.0 million. During 2021, we completed the sale of three properties in two transactions to unaffiliated third parties for gross proceeds totaling approximately $1.12 billion. See “—Factors that May Influence Future Operations” and Note 4 “Dispositions” to our consolidated financial statements included in this report for additional information.

We currently anticipate that in 2023 we could raise additional capital through our dispositions program from $0 to $200 million. However, any potential future disposition transactions and the timing of any potential future capital recycling transactions will depend on market conditions and other factors including but not limited to our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to current economic and market conditions), and our ability to defer some or all of the taxable gains on the sales. In addition, we cannot assure you that we will dispose of any additional properties or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect Section 1031 Exchanges to defer some or all of the taxable gains related to our capital recycling program. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility, unsecured term loan facility or the public or private issuance of unsecured debt.

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. Capital raising could be more challenging under current market conditions. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. In September 2022, the Company filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which became immediately effective upon filing.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2022 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility	$200,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Unsecured Senior Notes due 2033	450,000
Secured Debt	243,469
Total Unsecured and Secured Debt (1)	4,293,469
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(30,473)
Total Debt, Net	$4,262,996
________________________
(1)As of December 31, 2022, there was no outstanding balance on the unsecured revolving credit facility.
(2)Includes $24.1 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt and $6.4 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2022 and 2021 was as follows:

	Percentage of Total Debt (1) (2)		Weighted Average Interest Rate (1)
	December 31, 2022	December 31, 2021	December 31, 2022 (2)	December 31, 2021
Secured vs. unsecured:
Unsecured	94.3%	93.9%	3.7%	3.6%
Secured	5.7%	6.1%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	4.7%	—%	5.2%	—%
Fixed-rate (3)	95.3%	100.0%	3.7%	3.7%
Stated rate (3)			3.7%	3.7%
GAAP effective rate (4)			3.8%	3.7%
GAAP effective rate including debt issuance costs			4.0%	3.9%
________________________
(1)As of the end of the period presented.
(2)As of December 31, 2022 and 2021, there was no outstanding balance on the unsecured revolving credit facility.
(3)Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2022. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of December 31, 2022; (ii) indicates the scheduled interest payments of our fixed-rate debt as of December 31, 2022; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated development commitments as of December 31, 2022. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (2023)	2-3 Years (2024-2025)	4-5 Years (2026-2027)	More than 5 Years (After 2027)	Total
	(in thousands)
Principal payments: secured debt (1)	$5,775	$12,252	$225,442	$—	$243,469
Principal payments: unsecured debt (2)	—	1,025,000	425,000	2,600,000	4,050,000
Interest payments: fixed-rate debt (3)	149,538	278,724	207,210	248,989	884,461
Interest payments: variable-rate debt (4)	10,463	8,021	—	—	18,484
Ground lease obligations (5)	6,563	13,232	13,384	368,281	401,460
Lease and other contractual commitments (6)	66,791	3,632	—	—	70,423
Development commitments (7)	328,167	188,000	—	—	516,167
Total	$567,297	$1,528,861	$871,036	$3,217,270	$6,184,464
_____________________
(1)Represents gross aggregate principal amount before the effect of deferred financing costs of approximately $0.5 million as of December 31, 2022.
(2)Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $6.4 million and $23.6 million as of December 31, 2022. As of December 31, 2022, there was no outstanding balance on our unsecured revolving credit facility.
(3)As of December 31, 2022, 95.3% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.
(4)As of December 31, 2022, 4.7% of our debt bore interest at variable rates which was incurred under the unsecured term loan facility. The variable interest rate payments are based on the contractual rate of Adjusted SOFR plus 0.950% as of December 31, 2022. The information in the table above reflects our projected interest rate obligations for those variable-rate payments based on the outstanding principal balance as of December 31, 2022, the scheduled payment interest payment dates and the contractual maturity date.
(5)Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. See Note 18 “Commitments and Contingencies” to our consolidated financial statements included in this report for further information.
(6)Amounts represent cash commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and for other contractual commitments. The timing of these expenditures may fluctuate.
(7)Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects in the tenant improvement phase and under construction as of December 31, 2022. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2023 (see “—Development” for additional information).

Other Liquidity Uses

Development

The following table summarizes our development spending directly related to our operating, development and redevelopment properties as of December 31, 2022:

Development Phase	Number of Projects	Total Estimated Investment (1)	Total Costs Incurred	Remaining Committed Investment (2)	Remaining Costs to be Spent in 2023
		(in millions)

Stabilized
Development	2	$675	$644	$31	$15	to	$20
Redevelopment	2	45	40	5	1	to	5
Tenant Improvement (3)
Development	1	690	633	57	15	to	20
Under Construction
Development	2	1,000	411	589	250	to	275
Redevelopment	2	53	8	45	15	to	25

Total:	9	$2,463	$1,736	$727	$296	to	$345
________________________
(1)    For redevelopment projects, represents the incremental costs of redevelopment and excludes the existing depreciated basis of the buildings under redevelopment.
(2)    Includes costs related to estimated tenant improvements.
(3)    Represents projects that have reached cold shell condition and are ready for tenant improvements, which may require additional major base building construction before being placed in service.

Including the commitment information in the preceding table above, we currently believe we may spend between $450 million to $550 million on development projects throughout 2023. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the unsecured term loan facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts or on the timelines currently contemplated, or at all.

Debt Maturities

We believe our conservative leverage, staggered debt maturities and unsecured term loan facility and unsecured revolving credit facility provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Excluding our unsecured term loan facility maturing in October 2024, for which we have two twelve-month extension options, our next debt maturity occurs in December 2024.

Potential Future Acquisitions

During the year ended December 31, 2022, we acquired one development site in one transaction for a total cash purchase price of $40.0 million. During the year ended December 31, 2021, we acquired one operating property, the land underlying a historical ground lease and two development properties in four transactions for a total cash purchase price of $1.16 billion. These transactions were funded through various capital raising activities and liquidity as discussed in “—Liquidity Sources”.

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

We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Share Repurchases

As of December 31, 2022, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s Board of Directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date, and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

Potential Future Leasing Costs and Capital Improvements

The amounts we incur for tenant improvements and leasing costs depend on leasing activity in each period. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type and condition of the property, the term of the lease, the type of the lease, the involvement of external leasing agents and overall market conditions, including the level of inflation. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties and may be impacted by inflationary pressures on the cost of construction materials. Additionally, due to the uncertainty around current economic market conditions and the timing and extent of employees returning to the office, there may be a continued lower level of leasing activity as compared to historical trends.

For properties within our stabilized portfolio, excluding our development and redevelopment properties, we believe we could spend approximately $100 million to $120 million in capital improvements, tenant improvements and leasing costs in 2023, in addition to the lease and contractual commitments included in our contractual obligations table above. The amount we ultimately spend will depend on leasing activity during 2023.

The following table sets forth our historical actual capital expenditures, and tenant improvements and leasing costs for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the years ended December 31, 2022, 2021 and 2020 on a per square foot basis.

	Year Ended December 31,
	2022	2021	2020
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$2.26	$2.31	$2.31
Tenant Improvement and Leasing Costs (2)
Replacement tenant square feet (3)	580,943	638,597	375,345
Tenant improvements per square foot commenced	$56.25	$64.17	$69.26
Leasing commissions per square foot commenced	$19.78	$19.31	$18.88
Total per square foot	$76.03	$83.48	$88.14
Renewal tenant square feet	290,138	407,988	484,771
Tenant improvements per square foot commenced	$12.53	$7.33	$17.35
Leasing commissions per square foot commenced	$15.90	$9.35	$10.10
Total per square foot	$28.43	$16.68	$27.45
Total per square foot per year	$9.63	$8.73	$9.52
Average remaining lease term (in years)	6.3	6.6	5.7
_____________________
(1)Excludes development properties and includes 100% of consolidated property partnerships.
(2)Includes tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.
(3)Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot decreased in 2022 as compared to 2021 due to a decrease in general building improvements in 2022. We currently anticipate capital expenditures for 2023 to be consistent with 2022 levels. Replacement tenant improvements and leasing commissions per square foot decreased in 2022 as compared to 2021 primarily due to large leases with long terms commenced in the San Diego County region in 2021. Renewal tenant improvements and leasing commissions per square foot increased in 2022 as compared to 2021 primarily due to large leases with long terms renewed in the San Francisco Bay Area in 2022. Costs incurred for tenant improvement and leasing commissions in 2023 will depend upon the current economic environment, market conditions in each of our submarkets and actual leasing activity.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of December 31, 2022
Total debt to total asset value	less than 60%	29%
Fixed charge coverage ratio	greater than 1.5x	3.8x
Unsecured debt ratio	greater than 1.67x	3.38x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.53x

Unsecured Senior Notes due 2024, 2025, 2028, 2029, 2030, 2032 and 2033 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	37%
Interest coverage	greater than 1.5x	8.4x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	294%

The Operating Partnership was in compliance with all of its debt covenants as of December 31, 2022. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is as follows:

	Year Ended December 31,
	2022	2021	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$592,235	$516,403	$75,832	14.7%
Net cash used in investing activities	(553,193)	(747,877)	194,684	(26.0)%
Net cash used in financing activities	(118,746)	(164,573)	45,827	(27.8)%
Net decrease in cash and cash equivalents	$(79,704)	$(396,047)	$316,343	79.9%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $75.8 million, or 14.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of an increase in cash Net Operating Income generated from stabilized development properties in our Development portfolio and our Same Store Portfolio. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $194.7 million, or 26.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to lower expenditures for acquisitions and expenditures for development and redevelopment properties and undeveloped land during the year ended December 31, 2022, partially offset by lower proceeds received from dispositions of operating properties.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. Our net cash used in financing activities decreased $45.8 million or 27.8% during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher net proceeds from capital raising activity in 2022.

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

The following table presents our FFO for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

	Year ended December 31,
	2022	2021	2020	2019	2018
	(in thousands)
Net income available to common stockholders	$232,615	$628,144	$187,105	$195,443	$258,415
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	2,283	6,163	2,869	3,766	5,193
Net income attributable to noncontrolling interests in consolidated property partnerships	24,595	24,603	17,319	16,020	14,318
Depreciation and amortization of real estate assets	350,665	303,799	290,353	268,045	249,882
Gains on sales of depreciable real estate	(17,329)	(463,128)	(35,536)	(36,802)	(142,926)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(36,198)	(37,267)	(28,754)	(27,994)	(24,391)
Funds From Operations (1) (2)	$556,631	$462,314	$433,356	$418,478	$360,491
____________________
(1)Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $19.3 million, $16.5 million, $22.5 million, $19.2 million and $18.4 million for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, respectively.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

	Year Ended December 31,
	2022	2021	2020	2019	2018
Weighted average shares of common stock outstanding	116,806,575	116,429,130	113,241,341	103,200,568	99,972,359
Weighted average common units outstanding	1,150,574	1,150,574	1,854,165	2,023,407	2,052,917
Effect of participating securities – nonvested shares and restricted stock units	628,375	769,123	1,137,265	1,118,349	1,142,053
Total basic weighted average shares / units outstanding	118,585,524	118,348,827	116,232,771	106,342,324	103,167,329
Effect of dilutive securities – shares issuable under executed forward equity sale agreements, stock options and contingently issuable shares	413,472	519,513	478,281	648,600	510,006
Total diluted weighted average shares / units outstanding	118,998,996	118,868,340	116,711,052	106,990,924	103,677,335

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report. We did not adopt any new accounting pronouncements during the year ended December 31, 2022.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. As of December 31, 2022 and 2021, we did not have any interest-rate sensitive derivative assets or liabilities. Information about our changes in interest rate risk exposures from December 31, 2021 to December 31, 2022 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Interest Rate Risk

As of December 31, 2022, 4.7% of our total outstanding debt of $4.3 billion (before the effects of debt discounts and deferred financing costs) was subject to variable interest rates. The remaining 95.3% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured debt, unsecured revolving credit facility and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral, amongst other factors. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end Adjusted SOFR and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured revolving credit facility and unsecured term loan facility agreements. Prior to amending the terms of our unsecured revolving credit facility in October 2022, we calculated the market rate of our unsecured revolving credit facility by obtaining the period-end LIBOR and then adding an appropriate credit spread based on our credit ratings and the amended terms of our unsecured revolving credit facility agreement.

We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. See Note 19 “Fair Value Measurements and Disclosures” and Note 2 “Basis of Presentation and Significant Accounting Policies” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2022 and December 31, 2021.

At December 31, 2022, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility of $200.0 million, which was indexed to Adjusted SOFR plus a spread of 0.950% (weighted average interest rate of 5.23%). There was no outstanding balance on our $1.1 billion unsecured revolving credit facility at December 31, 2022; however, it was available for borrowing at the following variable rate: Adjusted SOFR plus a spread of 0.90% (weighted average interest rate of 5.20%). As of December 31, 2021, there was no outstanding balance on our unsecured revolving credit facility; however, it was available for borrowing at the following variable rate: LIBOR plus a spread of 0.90% (weighted average interest rate of 1.00%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2022, a 100 basis point increase in the Adjusted SOFR rate would have increased our projected annual interest expense, before the effect of capitalization, by approximately $2.0 million.

The total carrying value of our fixed-rate debt was approximately $4.1 billion as of December 31, 2022 and 2021, respectively. The total estimated fair value of our fixed-rate debt was approximately $3.5 billion and $4.4 billion as of December 31, 2022 and 2021, respectively. For sensitivity purposes, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $172.6 million, or 4.9%, as of December 31, 2022. Comparatively, a 100 basis point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $262.7 million, or 6.0%, as of December 31, 2021.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2022.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Kilroy Realty Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 10, 2023, expressed an unqualified opinion on those financial statements.
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
February 10, 2023

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2022.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Operating Partnership and our report dated February 10, 2023, expressed an unqualified opinion on those financial statements.
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
February 10, 2023

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2023.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2023.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2023.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2023.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2023.

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

4.(vi)1	Description of Capital Stock of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2020)
4.(vi)2
Description of Common Units Representing Limited Partnership Interests of Kilroy Realty, L.P. Corporation (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2019)

4.1
Kilroy Realty Corporation Form of Certificate for Common Stock (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

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

4.6
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

4.8
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

4.9
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

4.10
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

4.11
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

4.12
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

4.13
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

10.17†*	Separation Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose dated as of November 30, 2022
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

10.20†	Kilroy Realty Corporation Director Compensation Policy effective as of April 1, 2018 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2018)
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

10.24†
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

10.42	Third Amended and Restated Guaranty dated as of April 20, 2021 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2021)
10.43	Third Amended and Restated Credit Agreement dated as of April 20, 2021 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2021)
10.44*	Term Loan Agreement dated October 3, 2022
10.45*	Guaranty Agreement dated October 3, 2022
10.46*	Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of October 3, 2022
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1*
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements(1)

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2023.

KILROY REALTY CORPORATION

By	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, do hereby severally constitute and appoint John Kilroy, Heidi R. Roth, Eliott Trencher and Merryl E. Werber, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	February 10, 2023
John Kilroy
/s/ Eliott Trencher	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 10, 2023
Eliott Trencher
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 10, 2023
Merryl E. Werber
/s/ Edward F. Brennan, PhD	Director	February 9, 2023
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 9, 2023
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 9, 2023
Scott S. Ingraham
/s/ Louisa G. Ritter	Director	February 9, 2023
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 9, 2023
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 9, 2023
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2023.

KILROY REALTY, L.P.

By	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., do hereby severally constitute and appoint John Kilroy, Heidi R. Roth, Eliott Trencher and Merryl E. Werber, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Kilroy	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	February 10, 2023
John Kilroy
/s/ Eliott Trencher	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 10, 2023
Eliott Trencher
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 10, 2023
Merryl E. Werber
/s/ Edward F. Brennan, PhD	Director	February 9, 2023
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 9, 2023
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 9, 2023
Scott S. Ingraham
/s/ Lousa G. Ritter	Director	February 9, 2023
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 9, 2023
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 9, 2023
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 AND 2021
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Kilroy Realty Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Rental income — Ownership of tenant improvements and timing of development property revenue recognition — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The timing of when the Company commences rental revenue recognition depends largely on the Company’s determination of whether the Company or the tenant is the owner of the tenant improvements at the leased property for accounting purposes. When management concludes that the Company is the owner of the tenant improvements, the Company records the cost to construct the tenant improvements as capital assets, and commences rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when the improvements being recorded are substantially complete. When management concludes that the tenant is the owner of certain tenant improvements for accounting purposes, the Company records its contribution towards those tenant-owned improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue recognition begins when the tenant takes possession of or controls the physical use of the leased space. The Company's determination of who owns the tenant improvements, whether its obligations to construct the improvements have been met and control has been transferred to the tenant is subject to significant judgment for large development properties.

Construction for large development properties can include certain tenant improvements that are landlord-owned and others that are tenant-owned improvements. In making the determination of ownership of the tenant improvements, management considers numerous factors and performs a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion and the factors management evaluates include but are not limited to (i) whether the lease agreement requires landlord approval of how the tenant improvement allowance is spent prior to installation of the tenant improvements (ii) whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the tenant improvement allowance was spent on prior to payment by the landlord for such tenant improvements (iii) whether the tenant improvements are unique to the tenant or reusable by other tenants (iv) whether the tenant is permitted to alter or remove the tenant improvements without the consent of the landlord or without compensating the landlord for any lost utility or diminution in fair value and (v) whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term. Further, large development properties can deliver leased space in phases, resulting in various revenue commencement dates with judgment surrounding when the tenant improvements that are landlord-owned, for a particular phase, are substantially complete.

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
–Testing documentation supporting the nature of tenant improvements, particularly the uniqueness of the improvements.
•We evaluated the reasonableness of management’s conclusions regarding the possession of or control of the completed leased space and corresponding commencement of rental revenue recognition for development properties by:
–Testing documentation from construction contractors, architects, and city building inspection sign offs on temporary certificates of occupancy.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2023

We have served as the Company’s auditor since 1995.

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,738,242	$1,731,982
Buildings and improvements	8,302,081	7,543,585
Undeveloped land and construction in progress	1,691,860	2,017,126
Total real estate assets held for investment	11,732,183	11,292,693
Accumulated depreciation and amortization	(2,218,710)	(2,003,656)
Total real estate assets held for investment, net	9,513,473	9,289,037
CASH AND CASH EQUIVALENTS (Note 22)	347,379	414,077
RESTRICTED CASH (Note 22)	—	13,006
MARKETABLE SECURITIES (Notes 16 and 19)	23,547	27,475
CURRENT RECEIVABLES, NET (Notes 2 and 6)	20,583	14,386
DEFERRED RENT RECEIVABLES, NET (Notes 2 and 6)	452,200	405,665
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3 and 5)	250,846	234,458
RIGHT OF USE GROUND LEASE ASSETS (Note 18)	126,530	127,302
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	62,429	57,991
TOTAL ASSETS	$10,796,987	$10,583,397
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 8, 9 and 19)	$242,938	$248,367
Unsecured debt, net (Notes 8, 9 and 19)	4,020,058	3,820,383
Accounts payable, accrued expenses and other liabilities (Note 18)	392,360	391,264
Ground lease liabilities (Note 18)	124,994	125,550
Accrued dividends and distributions (Notes 13 and 25)	64,285	61,850
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2, 3, 5 and 10)	195,959	171,151
Rents received in advance and tenant security deposits	81,432	74,962
Total liabilities	5,122,026	4,893,527
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY:
Stockholders’ Equity (Note 13):
Common stock, $.01 par value, 280,000,000 shares authorized, 116,878,031 and 116,464,169 shares issued and outstanding, respectively	1,169	1,165
Additional paid-in capital	5,170,760	5,155,232
Retained earnings	265,118	283,663
Total stockholders’ equity	5,437,047	5,440,060
Noncontrolling Interests (Notes 2 and 11):
Common units of the Operating Partnership	53,524	53,746
Noncontrolling interests in consolidated property partnerships	184,390	196,064
Total noncontrolling interests	237,914	249,810
Total equity	5,674,961	5,689,870
TOTAL LIABILITIES AND EQUITY	$10,796,987	$10,583,397
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
REVENUES (Note 2):
Rental income (Note 17)	$1,086,018	$948,994	$892,306
Other property income	10,969	6,046	6,091
Total revenues	1,096,987	955,040	898,397
EXPENSES:
Property expenses	202,744	165,702	155,118
Real estate taxes	105,869	93,209	92,218
Ground leases (Note 18)	7,565	7,421	8,891
General and administrative expenses (Note 15)	93,642	92,749	99,264
Leasing costs	4,879	3,249	4,493
Depreciation and amortization (Notes 2 and 5)	357,611	310,043	299,308
Total expenses	772,310	672,373	659,292
OTHER INCOME (EXPENSES) :
Interest and other income, net (Note 19)	1,765	3,916	3,424
Interest expense (Note 9)	(84,278)	(78,555)	(70,772)
Gains on sales of depreciable operating properties (Note 4)	17,329	463,128	35,536
Loss on early extinguishment of debt (Note 9)	—	(12,246)	—
Total other (expenses) income	(65,184)	376,243	(31,812)
NET INCOME	259,493	658,910	207,293
Net income attributable to noncontrolling common units of the Operating Partnership (Notes 2 and 11)	(2,283)	(6,163)	(2,869)
Net income attributable to noncontrolling interests in consolidated property partnerships (Notes 2 and 11)	(24,595)	(24,603)	(17,319)
Total income attributable to noncontrolling interests	(26,878)	(30,766)	(20,188)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$232,615	$628,144	$187,105
Net income available to common stockholders per share – basic (Note 20)	$1.98	$5.38	$1.63
Net income available to common stockholders per share – diluted (Note 20)	$1.97	$5.36	$1.63
Weighted average shares of common stock outstanding – basic (Note 20)	116,806,575	116,429,130	113,241,341
Weighted average shares of common stock outstanding – diluted (Note 20)	117,220,047	116,948,643	113,719,622

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2019	106,016,287	$1,060	$4,350,917	$(58,467)	$4,293,510	$277,348	$4,570,858
Net income				187,105	187,105	20,188	207,293
Issuance of common stock	8,897,110	89	721,576		721,665		721,665
Issuance of share-based compensation awards			4,441		4,441		4,441
Non-cash amortization of share-based compensation			37,624		37,624		37,624
Settlement of restricted stock units for shares of common stock	441,416	4	(4)		—		—
Repurchase and cancellation of common stock and restricted stock units	(191,699)	(2)	(14,080)		(14,082)		(14,082)
Exchange of common units of the Operating Partnership	872,713	9	37,631		37,640	(37,640)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(15,247)	(15,247)
Adjustment for noncontrolling interest in the Operating Partnership			(6,189)		(6,189)	6,189	—
Dividends declared per share of common stock and common unit $1.97 per share/unit)				(231,771)	(231,771)	(3,460)	(235,231)
BALANCE AS OF DECEMBER 31, 2020	116,035,827	1,160	5,131,916	(103,133)	5,029,943	247,378	5,277,321
Net income				628,144	628,144	30,766	658,910
Issuance of share-based compensation awards			3,921		3,921		3,921
Non-cash amortization of share-based compensation			40,960		40,960		40,960
Exercise of stock options	9,000	—	383		383		383
Settlement of restricted stock units for shares of common stock	785,805	8	(8)		—		—
Repurchase of common stock and restricted stock units	(366,463)	(3)	(21,885)		(21,888)		(21,888)
Contributions from noncontrolling interests in consolidated property partnerships					—	1,559	1,559
Distributions to noncontrolling interests in consolidated property partnerships					—	(27,601)	(27,601)
Adjustment for noncontrolling interest in the Operating Partnership			(55)		(55)	55	—
Dividends declared per share of common stock and common unit ($2.04 per share/unit)				(241,348)	(241,348)	(2,347)	(243,695)
BALANCE AS OF DECEMBER 31, 2021	116,464,169	1,165	5,155,232	283,663	5,440,060	249,810	5,689,870
Net income				232,615	232,615	26,878	259,493
Issuance of share-based compensation awards (Note 15)			3,607		3,607		3,607
Non-cash amortization of share-based compensation (Note 15)			34,793		34,793		34,793
Settlement of restricted stock units for shares of common stock (Note 15)	745,248	7	(7)		—		—
Repurchase of common stock and restricted stock units (Note 15)	(331,386)	(3)	(22,931)		(22,934)		(22,934)
Distributions to noncontrolling interests in consolidated property partnerships					—	(36,269)	(36,269)
Adjustment for noncontrolling interest in the Operating Partnership			66		66	(66)	—
Dividends declared per share of common stock and common unit ($2.12 per share/unit) (Notes 13 and 25)				(251,160)	(251,160)	(2,439)	(253,599)
BALANCE AS OF DECEMBER 31, 2022	116,878,031	$1,169	$5,170,760	$265,118	$5,437,047	$237,914	$5,674,961

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$259,493	$658,910	$207,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	350,665	303,799	290,353
Depreciation of non-real estate furniture, fixtures and equipment	6,946	6,244	8,955
Revenue (recoveries) reversals for doubtful accounts, net (Notes 2 and 17)	(123)	1,433	18,997
Non-cash amortization of share-based compensation awards (Note 15)	28,347	33,800	30,245
Non-cash amortization of deferred financing costs and net debt discounts	3,657	2,831	2,958
Non-cash amortization of net below market rents (Note 5)	(10,476)	(6,904)	(7,603)
Gains on sales of depreciable operating properties (Note 4)	(17,329)	(463,128)	(35,536)
Loss on early extinguishment of debt (Note 9)	—	12,246	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(19,321)	(17,247)	(17,547)
Straight-line rents	(46,231)	(53,745)	(67,826)
Amortization of right of use ground lease assets	772	1,241	825
Net change in other operating assets	(12,606)	(6,077)	(3,685)
Net change in other operating liabilities	48,441	43,000	28,161
Net cash provided by operating activities	592,235	516,403	455,590
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(40,033)	(586,927)	—
Expenditures for development and redevelopment properties and undeveloped land	(453,774)	(552,837)	(486,565)
Expenditures for operating properties and other capital assets	(92,802)	(120,611)	(129,500)
Expenditures for acquisitions of operating properties (Note 3)	—	(537,429)	—
Net proceeds received from dispositions (Note 4)	33,416	1,048,927	74,937
Decrease (increase) in acquisition-related deposits	—	1,000	(1,000)
Net cash used in investing activities	(553,193)	(747,877)	(542,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and repayments of secured debt (Note 9)	(5,555)	(5,341)	(5,137)
Financing costs (Note 9)	(6,432)	(12,032)	(6,594)
Borrowings on unsecured debt (Note 9)	200,000	—	—
Net proceeds from the issuance of unsecured debt (Note 9)	—	449,807	772,297
Repayments of unsecured debt (Note 9)	—	(312,105)	(150,000)
Borrowings on unsecured revolving credit facility	—	—	190,000
Repayments on unsecured revolving credit facility	—	—	(435,000)
Net proceeds from issuance of common stock	—	—	721,665
Repurchase of common stock and restricted stock units (Note 15)	(22,934)	(21,888)	(14,082)
Distributions to noncontrolling interests in consolidated property partnerships	(36,269)	(27,601)	(15,247)
Dividends and distributions paid to common stockholders and common unitholders	(247,556)	(237,355)	(224,578)
Proceeds from exercise of stock options	—	383	—
Contributions from noncontrolling interests in consolidated property partnerships	—	1,559	—
Net cash (used in) provided by financing activities	(118,746)	(164,573)	833,324
Net (decrease) increase in cash and cash equivalents and restricted cash	(79,704)	(396,047)	746,786
Cash and cash equivalents and restricted cash, beginning of year	427,083	823,130	76,344
Cash and cash equivalents and restricted cash, end of year	$347,379	$427,083	$823,130

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations, capital, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2023, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
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

Rental income — Ownership of tenant improvements and timing of development property revenue recognition — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The timing of when the Operating Partnership commences rental revenue recognition depends largely on the Operating Partnership’s determination of whether the Operating Partnership or the tenant is the owner of the tenant improvements at the leased property for accounting purposes. When management concludes that the Operating Partnership is the owner of the tenant improvements, the Operating Partnership records the cost to construct the tenant improvements as capital assets, and commences rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when the improvements being recorded are substantially complete. When management concludes that the tenant is the owner of certain tenant improvements for accounting purposes, the Operating Partnership records its contribution towards those tenant-owned improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue recognition begins when the tenant takes possession of or controls the physical use of the leased space. The Operating Partnership’s determination of who owns the tenant improvements, whether its obligations to construct the improvements have been met and control has been transferred to the tenant is subject to significant judgment for large development properties.

Construction for large development properties can include certain tenant improvements that are landlord-owned and others that are tenant-owned improvements. In making the determination of ownership of the tenant improvements, management considers numerous factors and performs a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion and the factors management evaluates include but are not limited to (i) whether the lease agreement requires landlord approval of how the tenant improvement allowance is spent prior to installation of the tenant improvements (ii) whether the lease agreement requires the tenant to provide evidence to the landlord supporting the cost and what the tenant improvement allowance was spent on prior to payment by the landlord for such tenant improvements (iii) whether the tenant improvements are unique to the tenant or reusable by other tenants (iv) whether the tenant is permitted to alter or remove the tenant improvements without the consent of the landlord or without compensating the landlord for any lost utility or diminution in fair value and (v) whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term. Further, large development properties can deliver leased space in phases, resulting in various revenue commencement dates with judgment surrounding when the tenant improvements that are landlord-owned, for a particular phase, are substantially complete.

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
–Testing documentation supporting the nature of tenant improvements, particularly the uniqueness of the improvements.
•We evaluated the reasonableness of management’s conclusions regarding the possession of or control of the completed leased space and corresponding commencement of rental revenue recognition for development properties by:
–Testing documentation from construction contractors, architects, and city building inspection sign offs on temporary certificates of occupancy.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 10, 2023

We have served as the Operating Partnership’s auditor since 2010.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2022	December 31, 2021
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,738,242	$1,731,982
Buildings and improvements	8,302,081	7,543,585
Undeveloped land and construction in progress	1,691,860	2,017,126
Total real estate assets held for investment	11,732,183	11,292,693
Accumulated depreciation and amortization	(2,218,710)	(2,003,656)
Total real estate assets held for investment, net	9,513,473	9,289,037
CASH AND CASH EQUIVALENTS (Note 23)	347,379	414,077
RESTRICTED CASH (Note 23)	—	13,006
MARKETABLE SECURITIES (Notes 16 and 19)	23,547	27,475
CURRENT RECEIVABLES, NET (Notes 2 and 6)	20,583	14,386
DEFERRED RENT RECEIVABLES, NET (Notes 2 and 6)	452,200	405,665
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3 and 5)	250,846	234,458
RIGHT OF USE GROUND LEASE ASSETS (Note 18)	126,530	127,302
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 7)	62,429	57,991
TOTAL ASSETS	$10,796,987	$10,583,397
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 9 and 19)	$242,938	$248,367
Unsecured debt, net (Notes 9 and 19)	4,020,058	3,820,383
Accounts payable, accrued expenses and other liabilities (Note 18)	392,360	391,264
Ground lease liabilities (Note 18)	124,994	125,550
Accrued distributions (Notes 14 and 25)	64,285	61,850
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2, 3, 5 and 10)	195,959	171,151
Rents received in advance and tenant security deposits	81,432	74,962
Total liabilities	5,122,026	4,893,527
COMMITMENTS AND CONTINGENCIES (Note 18)
CAPITAL:
Partner’s Capital - Common units, 116,878,031 and 116,464,169 held by the general partner and 1,150,574 and 1,150,574 held by common limited partners issued and outstanding, respectively (Note 14)	5,490,571	5,493,806
Noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	184,390	196,064
Total capital	5,674,961	5,689,870
TOTAL LIABILITIES AND CAPITAL	$10,796,987	$10,583,397

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2022	2021	2020
REVENUES (Note 2):
Rental income (Note 17)	$1,086,018	$948,994	$892,306
Other property income	10,969	6,046	6,091
Total revenues	1,096,987	955,040	898,397
EXPENSES:
Property expenses	202,744	165,702	155,118
Real estate taxes	105,869	93,209	92,218
Ground leases (Note 18)	7,565	7,421	8,891
General and administrative expenses (Note 15)	93,642	92,749	99,264
Leasing costs	4,879	3,249	4,493
Depreciation and amortization (Notes 2 and 5)	357,611	310,043	299,308
Total expenses	772,310	672,373	659,292
OTHER INCOME (EXPENSES):
Interest and other income, net (Note 19)	1,765	3,916	3,424
Interest expense (Note 9)	(84,278)	(78,555)	(70,772)
Gains on sales of depreciable operating properties (Note 4)	17,329	463,128	35,536
Loss on early extinguishment of debt (Note 9)	—	(12,246)	—
Total other (expenses) income	(65,184)	376,243	(31,812)
NET INCOME	259,493	658,910	207,293
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 12)	(24,595)	(24,603)	(17,684)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$234,898	$634,307	$189,609
Net income available to common unitholders per unit – basic (Note 21)	$1.98	$5.38	$1.63
Net income available to common unitholders per unit – diluted (Note 21)	$1.97	$5.36	$1.62
Weighted average common units outstanding – basic (Note 21)	117,957,149	117,579,704	115,095,506
Weighted average common units outstanding – diluted (Note 21)	118,370,621	118,099,217	115,573,787

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2019	108,039,574	$4,369,758	$201,100	$4,570,858
Net income		189,609	17,684	207,293
Issuance of common units	8,897,110	721,665		721,665
Issuance of share-based compensation awards		4,441		4,441
Non-cash amortization of share-based compensation		37,624		37,624
Settlement of restricted stock units	441,416	—		—
Repurchase and cancellation of common units and restricted stock units	(191,699)	(14,082)		(14,082)
Contributions from noncontrolling interest in consolidated property partnerships		6,034	(6,034)	—
Distributions to noncontrolling interests in consolidated property partnerships			(15,247)	(15,247)
Distributions declared per common unit ($1.97 per unit)		(235,231)		(235,231)
BALANCE AS OF DECEMBER 31, 2020	117,186,401	5,079,818	197,503	5,277,321
Net income		634,307	24,603	658,910
Issuance of share-based compensation awards		3,921		3,921
Non-cash amortization of share-based compensation		40,960		40,960
Exercise of stock options	9,000	383		383
Settlement of restricted stock units	785,805	—		—
Repurchase of common units and restricted stock units	(366,463)	(21,888)		(21,888)
Contributions of noncontrolling interests in consolidated subsidiary		—	1,559	1,559
Distributions to noncontrolling interests in consolidated property partnerships			(27,601)	(27,601)
Distributions declared per common unit ($2.04 per unit)		(243,695)		(243,695)
BALANCE AS OF DECEMBER 31, 2021	117,614,743	5,493,806	196,064	5,689,870
Net income		234,898	24,595	259,493
Issuance of share-based compensation awards (Note 15)		3,607		3,607
Non-cash amortization of share-based compensation (Note 15)		34,793		34,793
Settlement of restricted stock units (Note 15)	745,248	—		—
Repurchase of common units and restricted stock units (Note 15)	(331,386)	(22,934)		(22,934)
Distributions to noncontrolling interests in consolidated property partnerships		—	(36,269)	(36,269)
Distributions declared per common unit ($2.12 per unit) (Notes 14 and 25)		(253,599)		(253,599)
BALANCE AS OF DECEMBER 31, 2022	118,028,605	$5,490,571	$184,390	$5,674,961

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$259,493	$658,910	$207,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	350,665	303,799	290,353
Depreciation of non-real estate furniture, fixtures and equipment	6,946	6,244	8,955
Revenue (recoveries) reversals for doubtful accounts, net (Notes 2 and 17)	(123)	1,433	18,997
Non-cash amortization of share-based compensation awards (Note 15)	28,347	33,800	30,245
Non-cash amortization of deferred financing costs and net debt discounts	3,657	2,831	2,958
Non-cash amortization of net below market rents (Note 5)	(10,476)	(6,904)	(7,603)
Gains on sales of depreciable operating properties (Note 4)	(17,329)	(463,128)	(35,536)
Loss on early extinguishment of debt (Note 9)	—	12,246	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 10)	(19,321)	(17,247)	(17,547)
Straight-line rents	(46,231)	(53,745)	(67,826)
Amortization of right of use ground lease assets	772	1,241	825
Net change in other operating assets	(12,606)	(6,077)	(3,685)
Net change in other operating liabilities	48,441	43,000	28,161
Net cash provided by operating activities	592,235	516,403	455,590
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	(40,033)	(586,927)	—
Expenditures for development and redevelopment properties and undeveloped land	(453,774)	(552,837)	(486,565)
Expenditures for operating properties and other capital assets	(92,802)	(120,611)	(129,500)
Expenditures for acquisitions of operating properties (Note 3)	—	(537,429)	—
Net proceeds received from dispositions (Note 4)	33,416	1,048,927	74,937
Decrease (increase) in acquisition-related deposits	—	1,000	(1,000)
Net cash used in investing activities	(553,193)	(747,877)	(542,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and repayments of secured debt (Note 9)	(5,555)	(5,341)	(5,137)
Financing costs (Note 9)	(6,432)	(12,032)	(6,594)
Borrowings on unsecured debt (Note (9)	200,000	—	—
Net proceeds from the issuance of unsecured debt (Note 9)	—	449,807	772,297
Repayments of unsecured debt (Note 9)	—	(312,105)	(150,000)
Borrowings on unsecured revolving credit facility	—	—	190,000
Repayments on unsecured revolving credit facility	—	—	(435,000)
Net proceeds from issuance of common units	—	—	721,665
Repurchase of common units and restricted stock units (Note 15)	(22,934)	(21,888)	(14,082)
Distributions to noncontrolling interests in consolidated property partnerships	(36,269)	(27,601)	(15,247)
Distributions paid to common unitholders	(247,556)	(237,355)	(224,578)
Proceeds from exercise of stock options	—	383	—
Contributions from noncontrolling interests in consolidated property partnerships	—	1,559	—
Net cash (used in) provided by financing activities	(118,746)	(164,573)	833,324
Net (decrease) increase in cash and cash equivalents and restricted cash	(79,704)	(396,047)	746,786
Cash and cash equivalents and restricted cash, beginning of year	427,083	823,130	76,344
Cash and cash equivalents and restricted cash, end of year	$347,379	$427,083	$823,130

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2022:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)(1)	Percentage Leased (unaudited)
Stabilized Office Properties (2)	119	16,194,146	406	91.6%	92.9%
_______________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2022 Average Occupancy (unaudited)
Stabilized Residential Properties	3	1,001	93.5%

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

During the year ended December 31, 2022, we added two development projects and two redevelopment projects to our stabilized portfolio consisting of four buildings totaling 1,114,704 square feet of office and life science space in Seattle, Washington and San Diego, California. We did not have any properties held for sale at December 31, 2022. As of December 31, 2022, the following properties were excluded from our stabilized portfolio:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Properties/Projects	Estimated Rentable Square Feet (1) (unaudited)
In-process development projects - tenant improvement	1	734,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction	2	100,000
____________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2022 was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of December 31, 2022, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington and one development project in the tenant improvement phase and one future development project in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2022, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of December 31, 2022, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

As of December 31, 2022, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of December 31, 2022 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Partially Owned Entities and Variable Interest Entities

At December 31, 2022 and 2021, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2022 and 2021, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of December 31, 2022, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $438.7 million (of which $362.7 million related to real estate held for investment), approximately $31.5 million and approximately $179.4 million, respectively. At December 31, 2021, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $462.3 million (of which $377.9 million related to real estate held for investment on our consolidated balance sheet), approximately $28.1 million and approximately $190.7 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2022 or 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Significant Accounting Policies

Revenue Recognition

Rental revenue for office, life science and retail operating properties is our principal source of revenue. We recognize revenue from base rent (fixed lease payments), additional rent (variable lease payments, which consist of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs), parking and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of substantially all of the amount due is probable. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

Base Rent

The timing of when we commence rental revenue recognition for office, life science and retail properties depends largely on our conclusion as to whether the Company or the tenant is the owner for accounting purposes of tenant improvements at the leased property. When we conclude that the Company is the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset and commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when tenant improvements being recorded as our assets are substantially complete. In certain instances, when we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, rental revenue recognition begins when the tenant takes possession or controls the physical use of the leased space. The determination of who owns the tenant improvements is made on a lease-by-lease basis and has a significant effect on the timing of commencement of revenue recognition. Further, the Company may deliver leased space in phases, rather than for an entire building or project, resulting in various revenue commencement dates for a particular lease, which involves significant judgment surrounding when the tenant takes possession of or controls each respective phase, building or project.

When we conclude that the Company is the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as an asset. For these tenant-funded tenant improvements, we record the amount funded by or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental income on a straight-line basis over the term of the related lease.

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

When a lease is amended, which may occur from time to time, we determine whether (1) an additional right of use not included in the original lease is being granted as a result of the modification, and (2) there is an increase in the lease payments that is commensurate with the standalone price for the additional right of use. If both of those conditions are met, the amendment is accounted for as a separate lease contract. If either of those conditions are not met, the amendment is accounted for as a lease modification. Most of our lease amendments are accounted for as a modification of our operating leases which will likely require us to reassess both the lease term and fixed lease payments, including considering any prepaid or deferred rent receivables relating to the original lease, as a part of the lease payments for the modified lease.

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

•For office, life science and retail development and redevelopment properties that are not pre-leased, we may not immediately build out the tenant improvements. Therefore, we cease capitalization when revenue recognition commences upon substantial completion of the tenant improvements deemed to be the Company’s asset for accounting purposes, but in any event, no later than one year after the cessation of major base building construction activities. We also cease capitalization on a development or redevelopment property when activities necessary to prepare the property for its intended use have been suspended.

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

Depreciation and Amortization of Buildings and Improvements

The costs of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements for the three years ended December 31, 2022, 2021, and 2020 was $287.8 million, $256.3 million, and $244.8 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
____________________
(1)Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Dispositions and Discontinued Operations

A real estate asset is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset, if material, separately on the balance sheet as held for sale and we would cease to record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2022 and 2021, we did not have any properties classified as held for sale.

Property disposals representing a strategic shift that have (or will have) a major effect on the Company’s operations and financial results, such as a major line of business, a major geographical area or a major equity investment, are required to be presented as discontinued operations. If we were to determine that a property disposition represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions of the property would be recorded in discontinued operations for all periods presented through the date of the applicable disposition. The operations of the properties sold during the years ended December 31, 2022, 2021 and 2020 are presented in continuing operations as they did not represent a strategic shift in the Company’s operations and financial results.

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

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges, and cash held in escrow related to acquisition and disposition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements and property taxes and cash investments with original maturities greater than 3 months. We did not have any cash held at qualified intermediaries at December 31, 2022 and 2021.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Marketable Securities / Deferred Compensation Plan

Marketable securities reported in our consolidated balance sheets represent the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”) (see Note 16 “Employee Benefit Plans” for additional information). The Deferred Compensation Plan assets are held in a limited rabbi trust and invested in various mutual and money market funds. As a result, the marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each accounting period.

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

Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the statement of cash flows. Deferred leasing costs consist of leasing commissions paid to external third party brokers and lease incentives, and are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. We may re-evaluate the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change. If we determine that the estimated remaining life of a lease has changed, we adjust the amortization period accordingly. Fully amortized deferred leasing costs are written off each quarter.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Sales of our common stock under forward equity sale agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

We generally determine the fair value of our secured debt, unsecured debt, unsecured term loan facility and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow. Prior to amending the terms of our unsecured line of credit in October 2022, we calculated the market rate by obtaining the period-end LIBOR and then adding an appropriate credit spread based on our credit ratings and the amended terms of our unsecured line of credit agreement. Subsequent to amending the terms of our unsecured line of credit in October 2022, we calculate the market rate by obtaining Adjusted SOFR and then adding an appropriate credit spread based on our credit ratings and the amended terms of our unsecured line of credit agreement. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available.

Carrying amounts of our cash and cash equivalents, restricted cash and accounts payable approximate fair value due to their short-term maturities.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2022, 2021 and 2020, and we were not subject to any federal income taxes (see Note 24 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiaries are subject to federal, state, and local income taxes. For the years ended December 31, 2022, 2021 and 2020 the taxable REIT subsidiaries had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2022 or 2021. As of December 31, 2022, the years still subject to audit are 2018 through 2022 under the California state income tax law and 2019 through 2022 under the federal income tax law.

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

Concentration of Credit Risk

All of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of the ownership and operation of ten stabilized office properties and one future development project located in the state of Washington and one development project in the tenant improvement phase and one future development project located in Austin, Texas. The ability of tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which our tenants operate.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2022 and 2021, we had cash accounts in excess of FDIC insured limits.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Acquisitions

Operating Property Acquisitions

We did not acquire any operating properties during the year ended December 31, 2022. During the year ended December 31, 2021, we acquired the operating property listed below from an unrelated third party.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Development Project Acquisitions

The following table summarizes the development sites acquired from unrelated third parties during the years ended December 31, 2022 and 2021:

Project	Date of Acquisition	City/Submarket	Purchase Price (in millions) (1)
2022 Acquisitions
10615 Burnet Road, Austin, TX (2)	March 9, 2022	Stadium District / Domain	$40.0
Total 2022 Acquisitions			$40.0

2021 Acquisitions
2045 Pacific Highway, San Diego, CA (2)(3)	June 22, 2021	Little Italy	$42.0
200 W. 6th Street, Austin, TX (4)	June 23, 2021	Austin CBD	580.2
Total 2021 Acquisitions			$622.2
_______________________
(1)Excludes acquisition-related costs.
(2)This property was added to our future development pipeline.
(3)In connection with this acquisition, we also recorded $5.2 million of environmental remediation liabilities as of the date of acquisition, which is not included in the purchase price above.
(4)This property was added to the tenant improvement phase as it was acquired upon completion of core/shell. In connection with this acquisition, we assumed the underlying ground lease for the property and recorded a right of use ground lease asset and ground lease liability of $46.4 million. We evaluated the ground lease and concluded it met the criteria to be classified as an operating lease. The discount rate used in determining the present value of the minimum future lease payments was 3.97%. Refer to Note 18 “Commitments and Contingencies” for further discussion of the Company’s ground lease obligations.

Acquisition Costs

During the years ended December 31, 2022, 2021, and 2020, we capitalized $0.2 million, $1.3 million, and $0.3 million, respectively, of acquisition costs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.        Dispositions

Operating Property Dispositions

The following table summarizes the operating properties sold during the years ended December 31, 2022, 2021 and 2020:

Location	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2022 Dispositions
3130 Wilshire Boulevard, Santa Monica, CA	August	1	96,085	$48.0
Total 2022 Dispositions		1	96,085	$48.0

2021 Dispositions
1800 Owens Street, San Francisco, CA (The Exchange on 16th)	March	1	750,370	$1,081.5
13280 & 13290 Evening Creek Drive South, San Diego, CA	December	2	102,376	37.0
Total 2021 Dispositions		3	852,746	$1,118.5

2020 Dispositions
331 Fairchild Drive, Mountain View, CA	December	1	87,147	$75.9
Total 2020 Dispositions		1	87,147	$75.9

____________________
(1)Represents gross sales price before broker commissions, closing costs, and purchase price credits.

The total gains on the sales of the operating properties sold during the years ended December 31, 2022, 2021 and 2020 were $17.3 million, $463.1 million and $35.5 million, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, and in-place leases) and intangible liabilities (acquired value of below-market operating leases) as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$301,967	$285,247
Accumulated amortization	(121,545)	(107,329)
Deferred leasing costs, net	180,422	177,918
Above-market operating leases	260	260
Accumulated amortization	(39)	(8)
Above-market operating leases, net	221	252
In-place leases	114,435	80,782
Accumulated amortization	(44,232)	(24,494)
In-place leases, net	70,203	56,288
Total deferred leasing costs and acquisition-related intangible assets, net	$250,846	$234,458
Acquisition-related Intangible Liabilities, net: (1)
Below-market operating leases	$52,380	$32,953
Accumulated amortization	(14,943)	(10,700)
Below-market operating leases, net	37,437	22,253
Total acquisition-related intangible liabilities, net	$37,437	$22,253
____________________
(1)Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Deferred leasing costs (1)	$31,059	$32,472	$33,624
Above-market operating leases (2)	31	8	495
In-place leases (1)	31,647	14,562	11,759
Below-market operating leases (3)	(10,508)	(6,912)	(10,748)
Total	$52,229	$40,130	$35,130
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2022 for future periods:

Year Ending	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Operating Leases (2)
	(in thousands)
2023	$29,783	$31	$15,469	$(8,105)
2024	26,158	31	6,742	(3,602)
2025	23,892	31	6,700	(3,506)
2026	20,891	31	6,377	(3,131)
2027	18,073	31	5,105	(2,933)
Thereafter	61,625	66	29,810	(16,160)
Total	$180,422	$221	$70,203	$(37,437)
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Current receivables	$22,816	$16,448
Allowance for uncollectible tenant receivables (1)	(2,233)	(2,062)
Current receivables, net	$20,583	$14,386
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for uncollectible tenant receivables for additional information regarding changes in our allowance for uncollectible tenant receivables.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Deferred rent receivables	$453,165	$406,277
Allowance for deferred rent receivables (1)	(965)	(612)
Deferred rent receivables, net	$452,200	$405,665
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for deferred rent receivables for additional information regarding changes in our allowance for deferred rent receivables.

7.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$41,538	$42,760
Prepaid expenses and deferred financing costs, net	11,364	12,564
Other assets	9,527	2,667
Total prepaid expenses and other assets, net	$62,429	$57,991

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

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the unsecured term loan facility and all of the unsecured senior notes. At December 31, 2022 and 2021, the Operating Partnership had $4.0 billion and $3.8 billion, respectively, outstanding in total, including unamortized discounts and deferred financing costs, under these unsecured debt obligations.

In addition, although the remaining $0.2 billion of the Operating Partnership’s debt as of December 31, 2022 and 2021, respectively, is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

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

9.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2022 and 2021:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2022	2021
				(in thousands)
Mortgage note payable	3.57%	3.57%	December 2026	$159,973	$163,435
Mortgage note payable (3)	4.48%	4.48%	July 2027	83,496	85,588
Total secured debt				$243,469	$249,023
Unamortized deferred financing costs				(531)	(656)
Total secured debt, net				$242,938	$248,367
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

The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $205.0 million as of December 31, 2022.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2022, all of the Operating Partnership’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership and outstanding, including the issuances noted above, and including unamortized discounts of $6.4 million and $7.4 million and unamortized deferred financing costs of $19.1 million and $22.2 million as of December 31, 2022 and 2021, respectively:

					Net Carrying Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2022	2021
					(in thousands)
2.650% Unsecured Senior Notes (2)	October 2021	November 2033	2.650%	2.654%	$450,000	$450,000
Unamortized discount and deferred financing costs					(3,770)	(4,117)
Net carrying amount					$446,230	$445,883

2.500% Unsecured Senior Notes (2)	August 2020	November 2032	2.500%	2.560%	$425,000	$425,000
Unamortized discount and deferred financing costs					(5,268)	(5,802)
Net carrying amount					$419,732	$419,198

4.270% Unsecured Senior Notes (3)	April 2020	January 2031	4.270%	4.270%	$350,000	$350,000
Unamortized discount and deferred financing costs					(1,463)	(1,644)
Net carrying amount					$348,537	$348,356

3.050% Unsecured Senior Notes (4)	September 2019	February 2030	3.050%	3.064%	$500,000	$500,000
Unamortized discount and deferred financing costs					(4,221)	(4,814)
Net carrying amount					$495,779	$495,186

4.750% Unsecured Senior Notes (5)	November 2018	December 2028	4.750%	4.800%	$400,000	$400,000
Unamortized discount and deferred financing costs					(2,963)	(3,457)
Net carrying amount					$397,037	$396,543

4.350% Unsecured Senior Notes (3)	October 2018	October 2026	4.350%	4.350%	$200,000	$200,000
Unamortized discount and deferred financing costs					(663)	(837)
Net carrying amount					$199,337	$199,163

4.300% Unsecured Senior Notes (3)	July 2018	July 2026	4.300%	4.300%	$50,000	$50,000
Unamortized discount and deferred financing costs					(157)	(202)
Net carrying amount					$49,843	$49,798

3.450% Unsecured Senior Notes (5)	December 2017	December 2024	3.450%	3.470%	$425,000	$425,000
Unamortized discount and deferred financing costs					(1,148)	(1,734)
Net carrying amount					$423,852	$423,266

3.450% Unsecured Senior Notes (6)	February 2017	February 2029	3.450%	3.450%	$75,000	$75,000
Unamortized discount and deferred financing costs					(262)	(304)
Net carrying amount					$74,738	$74,696

3.350% Unsecured Senior Notes (6)	February 2017	February 2027	3.350%	3.350%	$175,000	$175,000
Unamortized discount and deferred financing costs					(478)	(594)
Net carrying amount					$174,522	$174,406

4.375% Unsecured Senior Notes (7)	September 2015	October 2025	4.375%	4.444%	$400,000	$400,000
Unamortized discount and deferred financing costs					(1,523)	(2,077)
Net carrying amount					$398,477	$397,923

4.250% Unsecured Senior Notes (4)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(3,503)	(4,035)
Net carrying amount					$396,497	$395,965

Total Unsecured Senior Notes, Net					$3,824,581	$3,820,383

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Revolving Credit Facility and Term Loan Facility

In April 2021, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement increased the size of the unsecured revolving credit facility from $750.0 million to $1.1 billion, reduced the borrowing costs, extended the maturity date of the unsecured revolving credit facility to July 2025, with two six-month extension options, and added a sustainability-linked pricing component whereby the interest rate is lowered by 0.01% if certain sustainability performance targets are met. In October 2022, the Operating Partnership amended the terms of its unsecured revolving credit facility to replace the LIBOR-based interest rate option with a secured overnight financing rate administered by the Federal Reserve Bank of New York (“SOFR”) based interest rate option for its borrowings.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.20%	1.00%
Facility fee-annual rate (3)	0.200%
Maturity date	July 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated based on the contractual rate of Adjusted SOFR plus 0.900% and LIBOR plus 0.900% as of December 31, 2022 and 2021, respectively.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2022 and 2021, $5.3 million and $7.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.

The Operating Partnership intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt and to supplement cash balances given uncertainties and volatility in market conditions.

In October 2022, the Operating Partnership entered into a $400.0 million unsecured term loan facility and made an initial draw of $200.0 million. The borrowing rate under the unsecured term loan facility is variable and subject to a ratings-based pricing grid, currently calculated as Adjusted SOFR plus 0.950%. The unsecured term loan facility also has a delayed draw feature and a $100.0 million accordion mechanism, subject to lender commitments. The unsecured term loan facility is scheduled to mature in October 2024 and includes two twelve-month extension options at our option. In January 2023, Operating Partnership amended the terms of the unsecured term loan facility.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2022:

December 31, 2022
(in thousands)
Outstanding borrowings	$200,000
Remaining borrowing capacity	200,000
Total borrowing capacity (1)	$400,000
Interest rate (2)	5.23%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date	October 2024
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $100.0 million under an accordion feature under the terms of the unsecured term loan facility.
(2)Our unsecured term loan facility interest rate was calculated based on the contractual rate of Adjusted SOFR plus 0.950% as of December 31, 2022.
(3)Our undrawn facility fee is paid on a quarterly basis and is calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2022, $4.5 million of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We believe we were in compliance with all of our debt covenants as of December 31, 2022 and 2021.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of December 31, 2022:

Year	(in thousands)
2023	$5,775
2024 (1)	631,006
2025	406,246
2026	401,317
2027	249,125
Thereafter	2,600,000
Total aggregate principal value (2)	$4,293,469
________________________
(1)     Includes the $200.0 million currently outstanding on the unsecured term loan facility maturing in October 2024, for which the Company has two twelve-month extension options.
(2)     Includes gross principal balance of outstanding debt before the effect of the following at December 31, 2022: $24.1 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt and $6.4 million of unamortized discounts for the unsecured senior notes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the years ended December 31, 2022, 2021 and 2020. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Gross interest expense	$161,761	$158,756	$150,325
Capitalized interest and deferred financing costs	(77,483)	(80,201)	(79,553)
Interest expense	$84,278	$78,555	$70,772

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Deferred Revenue and Acquisition-Related Intangible Liabilities, net

Deferred revenue and acquisition-related intangible liabilities, net consisted of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$111,453	$108,002
Other deferred revenue	47,069	40,896
Acquisition-related intangible liabilities, net (1)	37,437	22,253
Total	$195,959	$171,151
_____________________
(1)See Note 5 “Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net” for additional information regarding our acquisition-related intangible liabilities.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2022, 2021, and 2020, $19.3 million, $16.5 million and $22.5 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2022 for the next five years and thereafter:

Year Ending	(in thousands)
2023	$19,037
2024	16,865
2025	14,061
2026	12,382
2027	10,551
Thereafter	38,557
Total	$111,453

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of December 31, 2022 and 2021. The remaining approximate 1.0% common limited partnership interest as of December 31, 2022 and 2021 was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors, executive officers and directors as of December 31, 2022 and 2021, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $44.7 million and $76.2 million as of December 31, 2022 and 2021, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

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
The noncontrolling interests in 100 First LLC and 303 Second LLC as of December 31, 2022 and 2021 were $179.4 million and $190.7 million, respectively. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $5.0 million and $5.4 million as of December 31, 2022 and 2021, respectively.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Stockholders’ Equity of the Company

Common Stock

At-The-Market Stock Offering Program

Under the at-the-market stock program, which commenced in June 2018 (the “2018 At-The-Market Program”) and ended during the year ended December 31, 2022, the Company was able to offer and sell shares of our common stock having an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. The Company did not complete any sales of common stock under the program during the years ended December 31, 2022, 2021 and 2020. Through the term of the 2018 At-The-Market Program, the Company completed the sale of 3,594,576 shares of common stock.

Common Stock Repurchases

As of December 31, 2022, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s board of directors in 2016. The Company did not repurchase shares of common stock under this program during the three years ended December 31, 2022, 2021 and 2020.

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock and noncontrolling units as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$63,114	$60,561
Noncontrolling common unitholders of the Operating Partnership	621	598
RSU holders (1)	550	691
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	$64,285	$61,850
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based and Other Compensation” for additional information).

	December 31,
	2022	2021
Outstanding Shares and Units:
Common stock	116,878,031	116,464,169
Noncontrolling common units	1,150,574	1,150,574
RSUs (1)	984,006	1,292,802
_____________________
(1)The amount includes nonvested RSUs. Does not include 1,123,554 and 976,464 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2022 and 2021, respectively. Refer to Note 15 “Share-Based and Other Compensation” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Partners’ Capital of the Operating Partnership

Common Units

At-The-Market Stock Offering Program

The Company did not issue any shares of common stock under its at-the-market stock offering program and did not contribute any shares of common stock to the Operating Partnership during the years ended December 31, 2022 and 2021.

Common Units Outstanding

The following table sets forth the number of common units held by the Company as the general partner and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of common limited partner units as well as the ownership interest held on each respective date:

	December 31, 2022	December 31, 2021
Company owned common units in the Operating Partnership	116,878,031	116,464,169
Company owned general partnership interest	99.0%	99.0%
Non-affiliated investors and other common units of the Operating Partnership	1,150,574	1,150,574
Ownership interest of limited partnership interests	1.0%	1.0%

For a further discussion of the redemption features of the common units not owned by the Company as of December 31, 2022 and 2021, refer to Note 11 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

Accrued Distributions

The following tables summarize accrued distributions for the noted common units as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Distributions payable to:
General partner	$63,114	$60,561
Common limited partners	621	598
RSU holders (1)	550	691
Total accrued distributions to common unitholders	$64,285	$61,850
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 15 “Share-Based and Other Compensation” for additional information).

	December 31, 2022	December 31, 2021
Outstanding Units:
Common units held by the general partner	116,878,031	116,464,169
Common units held by the limited partners	1,150,574	1,150,574
RSUs (1)	984,006	1,292,802
_____________________
(1)Does not include 1,123,554 and 976,464 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2022 and 2021, respectively. Refer to Note 15 “Share-Based and Other Compensation” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Share-Based and Other Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of December 31, 2022, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Plan. As of December 31, 2022, approximately 1.1 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

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

2022, 2021 and 2020 Annual Performance-Based RSU Grants

During each of the three years in the period ended December 31, 2022, the Executive Compensation Committee granted awards to certain officers of the Company under the 2006 Plan that are subject to market and/or performance based vesting requirements (“Performance-Based RSUs”). The Performance-Based RSUs are scheduled to vest at the end of a three year period consisting of calendar years 2022-2024, 2021-2023 and 2020-2022 for the awards granted during the years ended December 31, 2022, 2021, and 2020, respectively. A target number of Performance-Based RSUs were awarded, and the final number of Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) during the first calendar year of the respective awards’ three year performance measurement period, the achievement of pre-set FFO per share goals that applies to 100% of the Performance-Based RSUs awarded (the “FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “Debt to EBITDA Ratio Performance Condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “Market Condition”). The Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. Compensation expense for the Performance-Based RSU grants are recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period, except for one participant whose compensation expense is recognized on an accelerated basis due to clauses that render a portion of the vesting conditions to be non-substantive.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The 2022 FFO Performance Condition was achieved at 175% of target for one participant and 150% of target for all other participants. The 2021 FFO Performance Condition was achieved at 175% of target for one participant and 150% of target for all other participants. The number of 2022 and 2021 Performance-Based RSUs ultimately earned could fluctuate from the target number of Performance-Based RSUs granted during 2022 and 2021 based upon the levels of achievement for the Debt to EBITDA Ratio Performance Condition, the Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals.

The 2020 Performance-Based RSUs completed the performance measurement period and based on the combined results of the 2020 FFO Performance Condition, the Debt to EBITDA Ratio Performance Condition and the Market Condition, the 2020 Performance-Based RSUs achieved at 131% of target for one participant and 121% of target for the other participants.

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair values for the awards with market conditions were calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2022, 2021 and 2020 Performance-Based RSUs takes into consideration the likelihood of achievement of the 2022, 2021 and 2020 Market Condition and the share price on the grant date of the 2022, 2021 and 2020 Performance-Based RSUs, respectively, as discussed above. The following table summarizes the estimated number of RSUs earned for the 2022 and 2021 Performance-Based RSUs and the actual number of RSUs earned for the 2020 Performance-Based RSUs and the assumptions utilized in the Monte Carlo simulation pricing models:

	2022	2021	2020
Service vesting period	January 28, 2022 - January, 2025	February 18, 2021 - January, 2024	January 31, 2020 - January, 2023
Target RSUs granted	193,111	172,430	154,267
Estimated RSUs earned (1)	304,535	371,518	180,419
Fair Value Assumptions:
Valuation date	January 28, 2022	February 18, 2021	January 31, 2020
Fair value on valuation date (in millions)	$12.7	$10.6	$12.9
Fair value per share on valuation date (2)	$67.62	$63.93	$84.54
Expected share price volatility	36.0%	35.0%	17.0%
Risk-free interest rate	1.35%	0.20%	1.35%
_____________________
(1)Estimated RSUs earned for the 2022 Performance-Based RSUs are based on the actual achievement of the 2022 FFO Performance Condition and assumes the target level of achievement for the 2022 Debt to EBITDA Ratio Performance Condition and the target level of achievement of the 2022 Market Condition. Estimated RSUs earned for the 2021 Performance-Based RSUs are based on the actual achievement of the 2021 FFO Performance Condition and assume target level achievement of the 2021 Market Condition and maximum level of achievement of the 2021 Debt to EBITDA Ratio Performance Condition. The 2020 Performance-Based RSUs earned are based on actual performance of the 2020 Performance Conditions and the 2020 Market Condition.
(2)For one participant, the fair value per share on the valuation date for their 2022, 2021, and 2020 Performance-Based RSUs is $70.00, $66.95 and $85.52, respectively.

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at January 28, 2022, February 18, 2021, and January 31, 2020.

December 2018 Market-Based RSU Grant

In connection with entering into an amended employment agreement (the “Amended Employment Agreement”), on December 27, 2018 the Executive Compensation Committee awarded John Kilroy, the Chairman of the Board of Directors and Chief Executive Officer of the Company and the Operating Partnership, 266,130 RSUs (at the target level of performance) that are subject to market-based vesting requirements, providing an

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
additional retention incentive during the term of the agreement and enticing Mr. Kilroy to delay his retirement. In addition to Mr. Kilroy’s award, the Executive Compensation Committee awarded 80,647 RSUs (at the target level of performance), subject to market-based vesting requirements, to certain members of management. Together, a total of 346,777 target RSUs are referred to as the “December 2018 Market-Based RSUs”.

Over the performance period ended December 31, 2022 (consisting of calendar years 2019 through 2022), the December 2018 Market-Based RSUs became eligible to vest at a modification rate of between 0% and 200% based on the Company’s relative total shareholder return (“TSR”) versus a comparative group of companies that comprised what was previously the SNL US REIT Office Index. This 2019-2022 TSR market condition did not achieve the minimum threshold and, as a result, none of the December 2018 Market-Based RSUs were earned as of December 31, 2022 for all participants. The December 2018 Market-Based RSUs were also subject to service vesting requirements through the scheduled vesting dates.

Each December 2018 Market-Based RSU represented the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable market conditions. The December 27, 2018 grant date fair value of the December 2018 Market-Based RSUs was $23.8 million. The fair value was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. For the years ended December 31, 2020, 2019 and 2018, we recorded compensation expense based upon the $68.66 grant date fair value per share. Compensation expense for the December 2018 Market-Based RSUs was recognized using a graded vesting approach, where 75% of the fair value was recognized on a straight-line basis over the three-year initial performance period through the end of 2021, and the remaining 25% of the fair value was recognized on a straight-line basis over the four-year final performance period through the end of 2022. The following table summarizes the assumptions utilized in the Monte Carlo simulation pricing models:

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

Summary of Performance and Market-Measure Based RSUs

A summary of our performance and market-measure based RSU activity from January 1, 2022 through December 31, 2022 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share
Outstanding at January 1, 2022	976,464	$68.75	—	976,464
Granted	310,484	63.05	43,686	354,170
Vested	(195,723)	70.52	195,723	—
Settled (1)	—	—	(211,478)	(211,478)
Issuance of dividend equivalents (2)	39,385	55.98	1,775	41,160
Canceled	(7,056)	66.06	(1)	(7,057)
Outstanding as of December 31, 2022 (3)	1,123,554	$66.85	29,705	1,153,259

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
____________________
(1)Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 102,945 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.
(2)Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.
(3)Outstanding RSUs as of December 31, 2022 represent the actual achievement of the FFO performance conditions and assumes target levels for the market and other performance conditions. The number of restricted stock units ultimately earned is subject to change based upon actual performance over the three-year vesting period. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

A summary of our performance and market-measure based RSU activity for the years ended December 31, 2022, 2021 and 2020 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted (1)	Weighted-Average Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2022	310,484	$63.05	(241,184)	$15,200
2021	281,333	$57.85	(252,098)	$14,299
2020	154,267	$85.08	(270,054)	$19,471
____________________
(1)Non-vested RSUs granted are based on the actual achievement of the FFO performance conditions and assumes target level achievement for the market and other performance conditions.

Annual 2022, 2021 and 2020 and December 2018 Time-Based RSU Grants

During each of the three years in the period ended December 31, 2022, the Executive Compensation Committee granted awards to certain officers of the Company under the 2006 Plan that are subject to time-based vesting requirements (“Time-Based RSUs”). The annual Time-Based RSUs are scheduled to vest in three equal annual installments over the periods listed below. Additionally, at the time Mr. Kilroy’s Amended Employment Agreement was executed in December 2018, Time-Based RSUs were granted that were scheduled to vest 50% on January 5, 2022 and 50% on January 5, 2023. Compensation expense for the annual 2022, 2021 and 2020 Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period. However, for one participant there is a shorter service period for their 2022 and 2021 Time-Based RSUs due to clauses that render a portion of the vesting conditions to be non-substantive. Each Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date, unless accelerated upon separation of employment, provided certain conditions are met. The total fair value of the Time-Based RSUs is based on the Company’s closing share price on the NYSE on the respective fair valuation dates as detailed in the table below:

	2022 Time-Based RSU Grant	2021 Time-Based RSU Grant	2020 Time-Based RSU Grant	December 2018 Time-Based RSU Grant
Service vesting period	January 28, 2022 - January 5, 2025	January & February 2021 - January 5, 2024	January 31, 2020 - January 5, 2023	December 27, 2018 - January 5, 2023
RSUs granted	158,170	160,277	109,359	298,384
Fair value on valuation date (in millions)	$10.0	$9.1	$9.0	$18.5
Weighted average fair value per share	$63.05	$57.07	$82.57	$62.00
Date of valuation	January 28, 2022	January 29, February 18, 2021	January 31, 2020	December 27, 2018

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2022 through December 31, 2022 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share
Outstanding at January 1, 2022	539,729	$64.03	753,073	1,292,802
Granted	177,099	62.58	—	177,099
Vested	(270,061)	67.15	270,061	—
Settled (1)	—	—	(535,019)	(535,019)
Issuance of dividend equivalents (2)	15,324	54.15	24,806	40,130
Forfeited	(18,724)	62.56	—	(18,724)
Canceled (3)	—	—	(1,987)	(1,987)
Outstanding as of December 31, 2022	443,367	$61.27	510,934	954,301
____________________
(1)Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 231,604 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.
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

A summary of our time-based RSU activity for the years ended December 31, 2022, 2021 and 2020 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2022	177,099	$62.58	(294,867)	$19,890
2021	172,181	$57.83	(144,838)	$8,605
2020	120,769	$79.74	(208,608)	$15,066
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

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $34.8 million, $41.0 million and $37.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Share-based compensation costs for the year ended December 31, 2020 include $4.5 million of accelerated share-based compensation costs related to severance packages, including for the departure of an executive officer. Of the total share-based compensation costs, $6.4 million, $7.2 million and $7.4 million was capitalized as part of real estate assets for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was approximately $25.1 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.7 years. The remaining compensation cost related to these nonvested incentive awards had been recognized in periods prior to December 31, 2022. The $25.1 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2022.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2022, 2021, and 2020, we contributed $1.6 million, $1.5 million and $1.6 million, respectively, to the 401(k) Plan.

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

See Note 19 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2022 and 2021. Our liability of $23.4 million and $27.4 million under the Deferred Compensation Plan was fully funded as of December 31, 2022 and 2021, respectively.

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

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability recoveries or reversals for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

Fixed lease payments	$923,257	$826,883
Variable lease payments	162,638	123,544
Net collectability recoveries (reversals) (1)	123	(1,433)
Total rental income	$1,086,018	$948,994
____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants restored from a cash basis of revenue recognition to an accrual basis of revenue recognition and allowances for uncollectible receivables and leases deemed not probable of collection..

We have operating leases with tenants that expire at various dates through 2048 and are subject to scheduled fixed increases. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of December 31, 2022 for future periods is summarized as follows:

Year Ending	(in thousands)
2023	$809,406
2024	796,645
2025	769,116
2026	716,780
2027	656,100
Thereafter	2,464,166
Total (1)	$6,212,213
____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.    Commitments and Contingencies

General

As of December 31, 2022, we had commitments of approximately $586.6 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, development and redevelopment properties.

Ground Leases

During the year ended December 31, 2021, we acquired the land underlying a historical ground lease (refer to Note 3 “Acquisitions” for further information). The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates at December 31, 2022:

Property	Contractual Expiration Date (1)
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
3243 S. La Cienega Boulevard, Los Angeles, CA	October 2106
200 W. 6th Street, Austin, TX	December 2112
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

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 4.65%. As of December 31, 2022, the weighted average remaining lease term of our ground leases is 64 years. For the years ended December 31, 2022, 2021 and 2020, variable lease costs totaling $3.6 million, $2.6 million and $3.0 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of December 31, 2022 for future periods is as follows:

Year Ending	(in thousands)
2023	$6,563
2024	6,598
2025	6,634
2026	6,671
2027	6,713
Thereafter	368,281
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	$401,460
Present value discount	(276,466)
Ground lease liabilities	$124,994
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.
(2)    One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2022.
(3)    One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2022 for the remainder of the lease term since we cannot predict future adjustments.
(4)    One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at December 31, 2022 for the remainder of the lease term since we cannot predict future adjustments.
(5)    One of our ground lease obligations is subject to fixed 5% ground rent increases every five years, with the next increase occurring on November 1, 2027.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(6)    One of our ground lease obligations is subject to fixed 2% ground rent increases every year, with ground rent resets occurring every ten years based on CPI. The contractual obligations for that lease included above assume increases for the remaining current ten-year period based on the current annual ground lease obligation in effect at December 31, 2022 and no subsequent changes for the remainder of the lease term since we cannot predict future CPI adjustments.

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

As of December 31, 2022 and 2021, we had accrued environmental remediation liabilities of approximately $80.5 million and $75.2 million, respectively, recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performing environmental closure activities, constructing remedial systems, and other related costs that are necessary when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2022 and 2021 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 16 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our marketable securities as of December 31, 2022 and 2021:

	Fair Value (Level 1) (1)
	2022	2021
Description	(in thousands)
Marketable securities (2)	$23,547	$27,475
____________________
(1)Based on quoted prices in active markets for identical securities.
(2)The marketable securities are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2022 and 2021:

	December 31,
	2022		2021
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$242,938	$225,847	$248,367	$269,687
Unsecured debt, net	4,020,058	3,500,420	3,820,383	4,105,408
_______________
(1)Fair value calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common stockholders	$232,615	$628,144	$187,105
Allocation to participating securities (1)	(1,272)	(1,516)	(2,229)
Numerator for basic and diluted net income available to common stockholders	$231,343	$626,628	$184,876
Denominator:
Basic weighted average vested shares outstanding	116,806,575	116,429,130	113,241,341
Effect of dilutive securities	413,472	519,513	478,281
Diluted weighted average vested shares and common stock equivalents outstanding	117,220,047	116,948,643	113,719,622
Basic earnings per share:
Net income available to common stockholders per share	$1.98	$5.38	$1.63
Diluted earnings per share:
Net income available to common stockholders per share	$1.97	$5.36	$1.63
_____________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options and RSUs are considered in our diluted earnings per share calculation for the years ended December 31, 2022, 2021, and 2020. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2021 and 2020 as not all performance metrics had been met by the end of the applicable reporting periods.
See Note 15 “Share-Based and Other Compensation” for additional information regarding the RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$234,898	$634,307	$189,609
Allocation to participating securities (1)	(1,272)	(1,516)	(2,229)
Numerator for basic and diluted net income available to common unitholders	$233,626	$632,791	$187,380
Denominator:
Basic weighted average vested units outstanding	117,957,149	117,579,704	115,095,506
Effect of dilutive securities	413,472	519,513	478,281
Diluted weighted average vested units and common unit equivalents outstanding	118,370,621	118,099,217	115,573,787
Basic earnings per unit:
Net income available to common unitholders per unit	$1.98	$5.38	$1.63
Diluted earnings per unit:
Net income available to common unitholders per unit	$1.97	$5.36	$1.62
____________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options and RSUs are considered in our diluted earnings per share calculation for the years ended December 31, 2022, 2021 and 2020. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2021 and 2020 as not all performance metrics had been met by the end of the applicable reporting periods.

See Note 15 “Share-Based and Other Compensation” for additional information regarding the RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $72,973, $75,802, and $75,852 as of December 31, 2022, 2021 and 2020, respectively	$79,634	$77,028	$61,741
Cash paid for amounts included in the measurement of ground lease liabilities	$6,447	$6,209	$5,744
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$97,729	$119,829	$189,161
Tenant improvements funded directly by tenants	$6,772	$20,070	$11,592
Assumption of accrued liabilities in connection with acquisitions (Note 3)	$—	$37,572	$—
Initial measurement of operating right of use ground lease assets (Notes 3 and 18)	$—	$46,430	$—
Initial measurement of operating ground lease liabilities (Notes 3 and 18)	$—	$46,430	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 13 and 25)	$64,285	$61,850	$59,431
Exchange of common units of the Operating Partnership into shares of the Company’s common stock	$—	$—	$37,640

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$414,077	$731,991	$60,044
Restricted cash at beginning of period	13,006	91,139	16,300
Cash and cash equivalents and restricted cash at beginning of period	$427,083	$823,130	$76,344

Cash and cash equivalents at end of period	$347,379	$414,077	$731,991
Restricted cash at end of period	—	13,006	91,139
Cash and cash equivalents and restricted cash at end of period	$347,379	$427,083	$823,130

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $72,973, $75,802, and $75,852 as of December 31, 2022, 2021 and 2020, respectively	$79,634	$77,028	$61,741
Cash paid for amounts included in the measurement of ground lease liabilities	$6,447	$6,209	$5,744
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$97,729	$119,829	$189,161
Tenant improvements funded directly by tenants	$6,772	$20,070	$11,592
Assumption of accrued liabilities in connection with acquisitions (Note 3)	$—	$37,572	$—
Initial measurement of operating right of use ground lease assets (Notes 3 and 18)	$—	$46,430	$—
Initial measurement of operating ground lease liabilities (Notes 3 and 18)	$—	$46,430	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Notes 14 and 25)	$64,285	$61,850	$59,431

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$414,077	$731,991	$60,044
Restricted cash at beginning of period	13,006	91,139	16,300
Cash and cash equivalents and restricted cash at beginning of period	$427,083	$823,130	$76,344

Cash and cash equivalents at end of period	$347,379	$414,077	$731,991
Restricted cash at end of period	—	13,006	91,139
Cash and cash equivalents and restricted cash at end of period	$347,379	$427,083	$823,130

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2022, 2021 and 2020 as follows:

	Year Ended December 31,
Dividends	2022	2021	2020
Dividends declared per share of common stock	$2.120	$2.040	$1.970
Less: Dividends declared in the current year and paid in the following year	(0.540)	(0.520)	(0.500)
Add: Dividends declared in the prior year and paid in the current year	0.520	0.500	0.485
Dividends paid per share of common stock	$2.100	$2.020	$1.955

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2022, 2021 and 2020 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2022		2021		2020
Ordinary income (1)	$1.865	88.80%	$1.338	66.22%	$1.474	75.40%
Qualified dividend	0.001	0.02%	0.003	0.15%	0.002	0.12%
Return of capital	0.230	10.99%	0.551	27.30%	0.162	8.30%
Capital gains (2)	0.004	0.19%	0.075	3.72%	0.275	14.05%
Unrecaptured section 1250 gains	—	—%	0.053	2.61%	0.042	2.13%
	$2.100	100.00%	$2.020	100.00%	$1.955	100.00%
____________________
(1)The Tax Cuts and Jobs Act enacted on December 22, 2017 generally allows a deduction for noncorporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). The amount of dividend eligible for this deduction is referred to as the Section 199A Dividend.  For the year ended December 31, 2022, the Section 199A Dividend is equal to the total ordinary income dividend.
(2)Capital gains are comprised entirely of 20% rate gains.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25.    Subsequent Events

On January 11, 2023, $64.3 million of dividends were paid to common stockholders, common unitholders and RSU holders of record on December 30, 2022.

On January 27, 2023, the Operating Partnership amended the unsecured term loan facility agreement to (i) exercise the accordion feature under the term loan agreement to provide for borrowings of up to $500.0 million and (ii) increase the capacity under the accordion feature to provide additional term loan commitments up to an aggregate amount of $650.0 million.

On February 6, 2023, the Executive Compensation Committee granted 218,951 Time-Based RSUs and 300,007 Performance-Based RSUs to key employees under the 2006 Plan. The compensation cost related to the RSUs is expected to be recognized over a period of three years.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2022, 2021 and 2020
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2022 – Allowance for uncollectible tenant receivables	$2,062	$1,447	$(1,276)	$2,233
2021 – Allowance for uncollectible tenant receivables	1,799	1,532	(1,269)	2,062
2020 – Allowance for uncollectible tenant receivables	1,171	1,977	(1,349)	1,799
Allowance for Deferred Rent Receivables for the year ended December 31,
2022 – Allowance for deferred rent	$612	$864	$(511)	$965
2021 – Allowance for deferred rent	804	320	(512)	612
2020 – Allowance for deferred rent	1,552	832	(1,580)	804
____________________
(1)Amounts do not reflect leases deemed not probable of collection for which we reversed the associated revenue under Topic 842. In addition, for the year ended December 31, 2020, $1.7 million was charged to costs and expenses for a valuation allowance for a note receivable.
(2)For the years ended December 31, 2021 and 2020, includes reversals of allowance for doubtful accounts for tenants with an allowance at January 1, 2021 and 2020, respectively, that were subsequently deemed not probable of collection and transitioned to a cash basis of reporting.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Office Properties:
3101 - 3243 S. La Cienega Blvd., Culver City, CA			$150,718	$31,033	$911	$150,718	$31,944	$182,662	$15,782	35	2019	A	154,165
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	29,799	1,048	41,558	42,606	30,664	35	1983	C	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	36,425	2,547	65,519	68,066	60,241	35	1983	C	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	36,887	2,547	65,228	67,775	23,022	35	1983	C	298,728
909 N. Pacific Coast Highway, El Segundo, CA			3,577	34,042	54,886	3,565	88,940	92,505	51,400	35	2005	C	244,880
999 N. Pacific Coast Highway, El Segundo, CA			1,407	34,326	18,361	1,407	52,687	54,094	31,642	35	2003	C	138,389
1350 Ivar Ave., Los Angeles, CA			1,575	—	14,253	1,575	14,253	15,828	877	35	2020	C	16,448
1355 Vine St., Los Angeles, CA			17,588	—	120,967	17,588	120,967	138,555	7,602	35	2020	C	183,129
1375 Vine St., Los Angeles, CA			15,578	—	103,084	15,578	103,084	118,662	6,488	35	2020	C	159,236
1395 Vine St., Los Angeles, CA			278	—	3,283	278	3,283	3,561	201	35	2020	C	2,575
1500 N. El Centro Ave., Los Angeles, CA (4)			9,235	21	59,160	9,235	59,181	68,416	15,995	35	2016	C	113,447
1525 N. Gower St., Los Angeles, CA (4)			1,318	3	9,742	1,318	9,745	11,063	2,220	35	2016	C	9,610
1575 N. Gower St., Los Angeles, CA (4)			22,153	51	119,602	22,153	119,653	141,806	22,890	35	2016	C	264,430
6115 W. Sunset Blvd., Los Angeles, CA (4)			1,313	3	17,392	2,455	16,253	18,708	4,133	35	2015	C	26,238
6121 W. Sunset Blvd., Los Angeles, CA (4)			11,120	4,256	44,031	8,703	50,704	59,407	11,849	35	2015	C	93,418
6255 W. Sunset Blvd., Los Angeles, CA			18,111	60,320	52,399	18,111	112,719	130,830	53,140	35	2012	A	331,888
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	13,732	—	15,673	15,673	12,103	35	1989	C	10,718
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	21,186	—	38,653	38,653	30,843	35	1989	C	166,761
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	37,277	—	59,596	59,596	45,988	35	1989	C	221,452
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	24,334	—	43,742	43,742	29,745	35	2000	C	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	16,768	—	30,354	30,354	18,101	35	1999	C	138,441
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	12,115	—	21,819	21,819	6,615	35	1997	A	96,923
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	17,130	—	29,745	29,745	21,034	35	1997	A	130,935
8560 W. Sunset Blvd., West Hollywood, CA			9,720	50,956	5,881	9,720	56,837	66,557	12,496	35	2016	A	76,558
8570 W. Sunset Blvd., West Hollywood, CA			31,693	27,974	7,110	31,693	35,084	66,777	7,154	35	2016	A	49,276
8580 W. Sunset Blvd., West Hollywood, CA			10,013	3,695	1,856	10,013	5,551	15,564	952	35	2016	A	6,875
8590 W. Sunset Blvd., West Hollywood, CA			39,954	27,884	5,608	39,954	33,492	73,446	7,213	35	2016	A	56,750
12100 W. Olympic Blvd., Los Angeles, CA	$159,973	(5)	352	45,611	25,334	9,633	61,664	71,297	34,464	35	2003	C	155,679
12200 W. Olympic Blvd., Los Angeles, CA		(5)	4,329	35,488	26,399	3,977	62,239	66,216	47,437	35	2000	C	154,544
12233 W. Olympic Blvd., Los Angeles, CA			22,100	53,170	6,398	22,100	59,568	81,668	20,181	35	2012	A	156,746
12312 W. Olympic Blvd., Los Angeles, CA		(5)	3,325	12,202	12,671	3,399	24,799	28,198	18,006	35	1997	A	76,644
2100/2110 Colorado Ave., Santa Monica, CA			5,474	26,087	15,937	5,476	42,022	47,498	30,599	35	1997	A	104,853
501 Santa Monica Blvd., Santa Monica, CA			4,547	12,044	18,723	4,551	30,763	35,314	22,436	35	1998	A	78,509
12225 El Camino Real, Del Mar, CA			1,700	9,633	4,409	1,673	14,069	15,742	10,451	35	1998	A	58,401

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2022

	Initial Cost				Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances	Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
12235 El Camino Real, Del Mar, CA		1,507	8,543	9,974	1,540	18,484	20,024	12,892	35	1998	A	53,751
12340 El Camino Real, Del Mar, CA (6)		4,201	—	35,553	4,201	35,553	39,754	3,375	35	2022	C	109,307
12390 El Camino Real, Del Mar, CA		3,453	11,981	11,618	3,453	23,599	27,052	13,100	35	2000	C	73,238
12770 El Camino Real, Del Mar, CA		9,360	—	35,006	9,360	35,006	44,366	6,990	35	2015	C	75,035
12780 El Camino Real, Del Mar, CA		18,398	54,954	24,127	18,398	79,081	97,479	25,319	35	2013	A	140,591
12790 El Camino Real, Del Mar, CA		10,252	21,236	17,133	10,252	38,369	48,621	10,204	35	2013	A	87,944
12830 El Camino Real, Del Mar, CA		28,645	—	112,741	28,645	112,741	141,386	8,764	35	2021	C	196,444
12860 El Camino Real, Del Mar, CA		11,326	—	51,662	11,326	51,662	62,988	4,229	35	2021	C	92,042
12348 High Bluff Dr., Del Mar, CA		1,629	3,096	8,496	1,629	11,592	13,221	8,071	35	1999	C	39,193
12400 High Bluff Dr., Del Mar, CA (7)		15,167	—	46,755	15,167	46,755	61,922	9,856	35	2022	C	216,518
3579 Valley Centre Dr., Del Mar, CA		2,167	6,897	11,319	2,858	17,525	20,383	11,461	35	1999	C	54,960
3611 Valley Centre Dr., Del Mar, CA		4,184	19,352	29,293	5,259	47,570	52,829	31,308	35	2000	C	132,425
3661 Valley Centre Dr., Del Mar, CA		4,038	21,144	20,567	4,725	41,024	45,749	27,697	35	2001	C	131,662
3721 Valley Centre Dr., Del Mar, CA		4,297	18,967	16,203	4,254	35,213	39,467	22,563	35	2003	C	115,193
3811 Valley Centre Dr., Del Mar, CA		3,452	16,152	21,883	4,457	37,030	41,487	25,813	35	2000	C	118,912
3745 Paseo Place, Del Mar, CA (Retail)		24,358	—	73,942	24,358	73,942	98,300	8,857	35	2019	C	95,871
13480 Evening Creek Dr. North, San Diego, CA		7,997	—	57,000	7,997	57,000	64,997	25,377	35	2008	C	143,401
13500 Evening Creek Dr. North, San Diego, CA		7,581	35,903	24,926	7,580	60,830	68,410	30,838	35	2004	A	143,749
13520 Evening Creek Dr. North, San Diego, CA		7,581	35,903	24,767	7,580	60,671	68,251	33,028	35	2004	A	146,701
2100 Kettner Blvd., San Diego, CA		19,861	—	97,396	19,861	97,396	117,257	918	35	2022	C	204,682
2305 Historic Decatur Rd., San Diego, CA		5,240	22,220	9,757	5,240	31,977	37,217	15,472	35	2010	A	107,456
4690 Executive Dr., San Diego, CA (8)		—	—	6,264	—	6,264	6,264	77	35	1999	A	—
9455 Towne Centre Dr., San Diego, CA		6,081	—	80,076	6,081	80,076	86,157	4,913	35	2021	C	160,444
4100 Bohannon Dr., Menlo Park, CA		4,835	15,526	1,583	4,860	17,084	21,944	6,104	35	2012	A	47,379
4200 Bohannon Dr., Menlo Park, CA		4,798	15,406	6,967	4,662	22,509	27,171	8,428	35	2012	A	45,451
4300 Bohannon Dr., Menlo Park, CA		6,527	20,958	8,611	6,470	29,626	36,096	10,389	35	2012	A	63,079
4400 Bohannon Dr., Menlo Park, CA (9)		—	—	3,002	—	3,002	3,002	2,057	35	2012	A	—
4500 Bohannon Dr., Menlo Park, CA		6,527	20,957	4,479	6,470	25,493	31,963	9,519	35	2012	A	63,078
4600 Bohannon Dr., Menlo Park, CA		4,798	15,406	4,531	4,939	19,796	24,735	7,975	35	2012	A	48,147
4700 Bohannon Dr., Menlo Park, CA		6,527	20,958	1,572	6,470	22,587	29,057	8,432	35	2012	A	63,078
1290 - 1300 Terra Bella Ave., Mountain View, CA		28,730	27,555	12,305	28,730	39,860	68,590	7,462	35	2016	A	114,175
680 E. Middlefield Rd., Mountain View, CA		34,755	—	56,759	34,755	56,759	91,514	15,612	35	2014	C	171,676
690 E. Middlefield Rd., Mountain View, CA		34,605	—	56,515	34,605	56,515	91,120	15,546	35	2014	C	171,215

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2022

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
1701 Page Mill Rd., Palo Alto, CA			—	99,522	108	—	99,630	99,630	18,011	35	2016	A	128,688
3150 Porter Dr., Palo Alto, CA			—	21,715	6,327	—	28,042	28,042	4,961	35	2016	A	36,886
900 Jefferson Ave., Redwood City, CA (10)			16,668	—	109,626	18,063	108,231	126,294	27,378	35	2015	C	228,505
900 Middlefield Rd., Redwood City, CA (10)			7,959	—	50,293	8,626	49,626	58,252	12,241	35	2015	C	118,764
100 Hooper St., San Francisco, CA			78,564	—	196,708	85,510	189,762	275,272	23,632	35	2018	C	417,914
100 First St., San Francisco, CA (11)			49,150	131,238	78,071	49,150	209,309	258,459	95,413	35	2010	A	480,457
303 Second St., San Francisco, CA (12)			63,550	154,153	109,843	63,550	263,996	327,546	122,578	35	2010	A	784,658
201 Third St., San Francisco, CA			19,260	84,018	77,793	19,260	161,811	181,071	84,332	35	2011	A	346,538
360 Third St., San Francisco, CA			—	88,235	126,260	28,504	185,991	214,495	67,999	35	2011	A	429,796
250 Brannan St., San Francisco, CA			7,630	22,770	10,752	7,630	33,522	41,152	14,079	35	2011	A	100,850
301 Brannan St., San Francisco, CA			5,910	22,450	16,647	5,910	39,097	45,007	14,016	35	2011	A	82,834
333 Brannan St., San Francisco, CA			18,645	—	80,640	18,645	80,640	99,285	16,195	35	2016	C	185,602
345 Brannan St., San Francisco, CA			29,405	113,179	1,135	29,403	114,316	143,719	13,548	35	2018	A	110,050
350 Mission St., San Francisco, CA			52,815	—	212,731	52,815	212,731	265,546	44,523	35	2016	C	455,340
345 Oyster Point Blvd., South San Francisco, CA			13,745	18,575	—	13,745	18,575	32,320	2,835	35	2018	A	40,410
347 Oyster Point Blvd., South San Francisco, CA			14,071	18,289	44	14,071	18,333	32,404	2,803	35	2018	A	39,780
349 Oyster Point Blvd., South San Francisco, CA			23,112	22,601	324	23,112	22,925	46,037	4,741	35	2018	A	65,340
350 Oyster Point Blvd., South San Francisco, CA			23,719	—	178,544	23,719	178,544	202,263	6,529	35	2021	C	234,892
352 Oyster Point Blvd., South San Francisco, CA			23,449	—	166,919	23,449	166,919	190,368	5,965	35	2021	C	232,215
354 Oyster Point Blvd., South San Francisco, CA			19,538	—	142,080	19,538	142,080	161,618	5,995	35	2021	C	193,472
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,450	37,943	51,513	89,456	12,147	35	2014	C	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,447	37,943	51,510	89,453	12,146	35	2014	C	212,322
599 Mathilda Ave., Sunnyvale, CA			13,538	12,559	71	13,538	12,630	26,168	5,386	35	2012	A	76,031
605 Mathilda Ave., Sunnyvale, CA			29,014	891	77,281	29,090	78,096	107,186	27,048	35	2014	C	162,785
601 108th Ave., Bellevue, WA			—	214,095	88,313	42,680	259,728	302,408	108,785	35	2011	A	490,738
10900 NE 4th St., Bellevue, WA			25,080	150,877	51,424	25,080	202,301	227,381	80,659	35	2012	A	428,557
2001 W. 8th Ave., Seattle, WA			84,076	371,154	309	84,076	371,463	455,539	17,757	35	2021	A	539,226
701 N. 34th St., Seattle, WA			—	48,027	9,063	—	57,090	57,090	22,769	35	2012	A	141,860
801 N. 34th St., Seattle, WA			—	58,537	22,448	—	80,985	80,985	26,673	35	2012	A	173,615
837 N. 34th St., Seattle, WA			—	37,404	6,563	—	43,967	43,967	16,307	35	2012	A	112,487
320 Westlake Ave. North, Seattle, WA	83,496	(13)	14,710	82,018	14,823	14,710	96,841	111,551	30,346	35	2013	A	184,644
321 Terry Ave. North, Seattle, WA		(13)	10,430	60,003	10,717	10,430	70,720	81,150	23,174	35	2013	A	135,755
401 Terry Ave. North, Seattle, WA			22,500	77,046	31	22,500	77,077	99,577	22,544	35	2014	A	174,530
333 Dexter Ave. North, Seattle, WA			42,854	—	327,999	42,854	327,999	370,853	17,074	35	2022	C	618,766
200 W. 6th St., Austin, TX (14)			—	—	611,622	—	611,622	611,622	4,622	35	—	C	—

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2022

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Residential Properties:
1550 N. El Centro Ave., Los Angeles, CA (4)			16,970	39	136,782	16,970	136,821	153,791	25,942	35	2016	C	—
6390 De Longpre Ave., Hollywood, CA			12,112	—	163,539	12,112	163,539	175,651	8,132	35	2021	C	—
3200 Paseo Village Way, Del Mar, CA			106,419	—	270,120	106,419	270,120	376,539	22,815	35	2020	C	—
TOTAL OPERATING PROPERTIES	243,469		1,646,775	2,959,869	5,433,679	1,738,242	8,302,081	10,040,323	2,218,710				16,194,146
Undeveloped land and construction in progress	—		918,291	—	773,569	918,291	773,569	1,691,860	—				—
TOTAL ALL PROPERTIES	$243,469	(15)	$2,565,066	$2,959,869	$6,207,248	$2,656,533	$9,075,650	$11,732,183	$2,218,710				16,194,146
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
(5)These properties secure a $160.0 million mortgage note.
(6)This property was taken out of the stabilized portfolio in the fourth quarter of 2021 for redevelopment. We completed construction and added the property back to the stabilized portfolio in the third quarter of 2022.
(7)This property was taken out of the stabilized portfolio in the first quarter of 2022 for redevelopment. We completed construction and added the property back to the stabilized portfolio in the third quarter of 2022.
(8)This property was taken out of the stabilized portfolio in the first quarter of 2022 for redevelopment in phases.
(9)This property was taken out of the stabilized portfolio in the fourth quarter of 2022 for redevelopment.
(10)These properties are owned by Redwood City Partners LLC, a consolidated property partnership.
(11)This property is owned by 100 First Street Member LLC, a consolidated property partnership.
(12)This property is owned by 303 Second Street Member LLC, a consolidated property partnership.
(13)These properties secure a $83.5 million mortgage note.
(14)This property is currently in the tenant improvement phase of our in-process development projects and not yet in the stabilized portfolio. The estimated rentable square feet for this property is 734,000 rentable square feet.
(15)Represents gross aggregate principal amount before the effect of the deferred financing costs of $0.5 million as of December 31, 2022.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2022

As of December 31, 2022, the aggregate gross cost of property included above for federal income tax purposes approximated $9.6 billion.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2020 to December 31, 2022:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Total real estate held for investment, beginning of year	$11,292,693	$10,190,046	$9,628,773
Additions during period:
Acquisitions	40,033	1,131,248	—
Improvements, etc.	439,759	547,468	645,170
Total additions during period	479,792	1,678,716	645,170
Deductions during period:
Cost of real estate sold	(32,855)	(572,985)	(44,070)
Other	(7,447)	(3,084)	(39,827)
Total deductions during period	(40,302)	(576,069)	(83,897)
Total real estate held for investment, end of year	$11,732,183	$11,292,693	$10,190,046

The following table reconciles the accumulated depreciation from January 1, 2020 to December 31, 2022:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Accumulated depreciation, beginning of year	$2,003,656	$1,798,646	$1,561,361
Additions during period:
Depreciation of real estate	287,799	256,304	244,815
Total additions during period	287,799	256,304	244,815
Deductions during period:
Write-offs due to sale	(19,114)	(38,156)	(6,401)
Other	(53,631)	(13,138)	(1,129)
Total deductions during period	(72,745)	(51,294)	(7,530)
Accumulated depreciation, end of year	$2,218,710	$2,003,656	$1,798,646