Form 10-Q
period 2023-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2023-04-27
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 21, 2023, 117,120,962 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2023, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
•the following notes to the consolidated financial statements:
◦Note 8, Net Income Available to Common Stockholders Per Share of the Company;
◦Note 9, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;
◦Note 10, Supplemental Cash Flow Information of the Company; and
◦Note 11, Supplemental Cash Flow Information of the Operating Partnership;
i

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
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,738,242	$1,738,242
Buildings and improvements	8,335,285	8,302,081
Undeveloped land and construction in progress	1,788,542	1,691,860
Total real estate assets held for investment	11,862,069	11,732,183
Accumulated depreciation and amortization	(2,294,202)	(2,218,710)
Total real estate assets held for investment, net	9,567,867	9,513,473
CASH AND CASH EQUIVALENTS	476,358	347,379
MARKETABLE SECURITIES (Note 7)	23,288	23,547
CURRENT RECEIVABLES, NET	15,926	20,583
DEFERRED RENT RECEIVABLES, NET	457,870	452,200
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	238,184	250,846
RIGHT OF USE GROUND LEASE ASSETS	126,277	126,530
PREPAID EXPENSES AND OTHER ASSETS, NET	63,622	62,429
TOTAL ASSETS	$10,969,392	$10,796,987
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 2 and 7)	$241,547	$242,938
Unsecured debt, net (Notes 2 and 7)	4,171,029	4,020,058
Accounts payable, accrued expenses and other liabilities	418,902	392,360
Ground lease liabilities	124,837	124,994
Accrued dividends and distributions (Note 12)	64,461	64,285
Deferred revenue and acquisition-related intangible liabilities, net	195,629	195,959
Rents received in advance and tenant security deposits	80,565	81,432
Total liabilities	5,296,970	5,122,026
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Stockholders’ Equity:
Common stock, $.01 par value, 280,000,000 shares authorized, 117,120,962 and 116,878,031 shares issued and outstanding	1,171	1,169
Additional paid-in capital	5,175,402	5,170,760
Retained earnings	257,079	265,118
Total stockholders’ equity	5,433,652	5,437,047
Noncontrolling Interests (Notes 1 and 3):
Common units of the Operating Partnership	53,386	53,524
Noncontrolling interests in consolidated property partnerships	185,384	184,390
Total noncontrolling interests	238,770	237,914
Total equity	5,672,422	5,674,961
TOTAL LIABILITIES AND EQUITY	$10,969,392	$10,796,987

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
REVENUES
Rental income (Note 5)	$290,104	$263,208
Other property income	2,698	2,293
Total revenues	292,802	265,501
EXPENSES
Property expenses	53,780	45,424
Real estate taxes	28,228	25,870
Ground leases	2,369	1,826
General and administrative expenses (Note 4)	23,936	22,781
Leasing costs	1,372	1,013
Depreciation and amortization	93,676	88,660
Total expenses	203,361	185,574
OTHER INCOME (EXPENSES)
Interest and other income, net	1,460	81
Interest expense (Note 2)	(25,671)	(20,625)
Total other expenses	(24,211)	(20,544)
NET INCOME	65,230	59,383
Net income attributable to noncontrolling common units of the Operating Partnership	(560)	(516)
Net income attributable to noncontrolling interests in consolidated property partnerships	(8,062)	(5,739)
Total income attributable to noncontrolling interests	(8,622)	(6,255)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$56,608	$53,128
Net income available to common stockholders per share – basic (Note 8)	$0.48	$0.45
Net income available to common stockholders per share – diluted (Note 8)	$0.48	$0.45
Weighted average common shares outstanding – basic (Note 8)	117,059,329	116,650,228
Weighted average common shares outstanding – diluted (Note 8)	117,406,518	117,060,094

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2022	116,878,031	$1,169	$5,170,760	$265,118	$5,437,047	$237,914	$5,674,961
Net income				56,608	56,608	8,622	65,230
Issuance of share-based compensation awards			1,365		1,365		1,365
Non-cash amortization of share-based compensation (Note 4)			11,566		11,566		11,566
Settlement of restricted stock units for shares of common stock	445,973	4	(4)		—		—
Repurchase of common stock and restricted stock units	(203,042)	(2)	(8,361)		(8,363)		(8,363)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,068)	(7,068)
Adjustment for noncontrolling interest			76		76	(76)	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,647)	(64,647)	(622)	(65,269)
BALANCE AS OF MARCH 31, 2023	117,120,962	$1,171	$5,175,402	$257,079	$5,433,652	$238,770	$5,672,422

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2021	116,464,169	$1,165	$5,155,232	$283,663	$5,440,060	$249,810	$5,689,870
Net income				53,128	53,128	6,255	59,383
Issuance of share-based compensation awards			1,942		1,942		1,942
Non-cash amortization of share-based compensation			6,598		6,598		6,598
Settlement of restricted stock units for shares of common stock	459,050	5	(5)		—		—
Repurchase of common stock and restricted stock units	(207,139)	(3)	(13,991)		(13,994)		(13,994)
Distributions to noncontrolling interests in consolidated property partnerships					—	(14,842)	(14,842)
Adjustment for noncontrolling interest			192		192	(192)	—
Dividends declared per common share and common unit ($0.52 per share/unit)				(62,598)	(62,598)	(598)	(63,196)
BALANCE AS OF MARCH 31, 2022	116,716,080	$1,167	$5,149,968	$274,193	$5,425,328	$240,433	$5,665,761

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,230	$59,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	91,671	87,001
Depreciation of non-real estate furniture, fixtures and equipment	2,005	1,659
Revenue reversals (recoveries) for doubtful accounts, net (Note 5)	2,438	(1,311)
Non-cash amortization of share-based compensation awards	10,043	5,256
Non-cash amortization of deferred financing costs and debt discounts	1,355	821
Non-cash amortization of net below market rents	(3,033)	(2,892)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,998)	(4,261)
Straight-line rents	(7,913)	(13,847)
Amortization of right of use ground lease assets	253	356
Net change in other operating assets	2,849	2,657
Net change in other operating liabilities	22,236	43,837
Net cash provided by operating activities	182,136	178,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(100,457)	(112,314)
Expenditures for operating properties and other capital assets	(20,891)	(17,027)
Expenditures for acquisitions of development properties and undeveloped land	—	(40,033)
Net cash used in investing activities	(121,348)	(169,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured debt (Note 2)	150,000	—
Financing costs	(1,228)	(318)
Repurchase of common stock and restricted stock units	(8,363)	(13,994)
Distributions to noncontrolling interests in consolidated property partnerships	(7,060)	(14,834)
Dividends and distributions paid to common stockholders and common unitholders	(63,735)	(61,161)
Principal payments and repayments of secured debt	(1,423)	(1,369)
Net cash provided by (used in) financing activities	68,191	(91,676)
Net increase (decrease) in cash and cash equivalents and restricted cash	128,979	(82,391)
Cash and cash equivalents and restricted cash, beginning of period	347,379	427,083
Cash and cash equivalents and restricted cash, end of period	$476,358	$344,692

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	March 31, 2023	December 31, 2022
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,738,242	$1,738,242
Buildings and improvements	8,335,285	8,302,081
Undeveloped land and construction in progress	1,788,542	1,691,860
Total real estate assets held for investment	11,862,069	11,732,183
Accumulated depreciation and amortization	(2,294,202)	(2,218,710)
Total real estate assets held for investment, net	9,567,867	9,513,473
CASH AND CASH EQUIVALENTS	476,358	347,379
MARKETABLE SECURITIES (Note 7)	23,288	23,547
CURRENT RECEIVABLES, NET	15,926	20,583
DEFERRED RENT RECEIVABLES, NET	457,870	452,200
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	238,184	250,846
RIGHT OF USE GROUND LEASE ASSETS	126,277	126,530
PREPAID EXPENSES AND OTHER ASSETS, NET	63,622	62,429
TOTAL ASSETS	$10,969,392	$10,796,987
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 2 and 7)	$241,547	$242,938
Unsecured debt, net (Notes 2 and 7)	4,171,029	4,020,058
Accounts payable, accrued expenses and other liabilities	418,902	392,360
Ground lease liabilities	124,837	124,994
Accrued distributions (Note 12)	64,461	64,285
Deferred revenue and acquisition-related intangible liabilities, net	195,629	195,959
Rents received in advance and tenant security deposits	80,565	81,432
Total liabilities	5,296,970	5,122,026
COMMITMENTS AND CONTINGENCIES (Note 6)
CAPITAL:
Common units, 117,120,962 and 116,878,031 held by the general partner and 1,150,574 held by common limited partners issued and outstanding	5,487,038	5,490,571
Noncontrolling interests in consolidated property partnerships (Note 1)	185,384	184,390
Total capital	5,672,422	5,674,961
TOTAL LIABILITIES AND CAPITAL	$10,969,392	$10,796,987

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2023	2022
REVENUES
Rental income (Note 5)	$290,104	$263,208
Other property income	2,698	2,293
Total revenues	292,802	265,501
EXPENSES
Property expenses	53,780	45,424
Real estate taxes	28,228	25,870
Ground leases	2,369	1,826
General and administrative expenses (Note 4)	23,936	22,781
Leasing costs	1,372	1,013
Depreciation and amortization	93,676	88,660
Total expenses	203,361	185,574
OTHER INCOME (EXPENSES)
Interest and other income, net	1,460	81
Interest expense (Note 2)	(25,671)	(20,625)
Total other expenses	(24,211)	(20,544)
NET INCOME	65,230	59,383
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(8,062)	(5,739)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$57,168	$53,644
Net income available to common unitholders per unit – basic (Note 9)	$0.48	$0.45
Net income available to common unitholders per unit – diluted (Note 9)	$0.48	$0.45
Weighted average common units outstanding – basic (Note 9)	118,209,903	117,800,802
Weighted average common units outstanding – diluted (Note 9)	118,557,092	118,210,668

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2022	118,028,605	$5,490,571	$184,390	$5,674,961
Net income		57,168	8,062	65,230
Issuance of share-based compensation awards		1,365		1,365
Non-cash amortization of share-based compensation (Note 4)		11,566		11,566
Settlement of restricted stock units	445,973	—		—
Repurchase of common units and restricted stock units	(203,042)	(8,363)		(8,363)
Distributions to noncontrolling interests in consolidated property partnerships			(7,068)	(7,068)
Distributions declared per common unit ($0.54 per unit)		(65,269)		(65,269)
BALANCE AS OF MARCH 31, 2023	118,271,536	$5,487,038	$185,384	$5,672,422

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2021	117,614,743	$5,493,806	$196,064	$5,689,870
Net income		53,644	5,739	59,383
Issuance of share-based compensation awards		1,942		1,942
Non-cash amortization of share-based compensation		6,598		6,598
Settlement of restricted stock units	459,050	—		—
Repurchase of common units and restricted stock units	(207,139)	(13,994)		(13,994)
Distributions to noncontrolling interests in consolidated property partnerships			(14,842)	(14,842)
Distributions declared per common unit ($0.52 per unit)		(63,196)		(63,196)
BALANCE AS OF MARCH 31, 2022	117,866,654	$5,478,800	$186,961	$5,665,761

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,230	$59,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	91,671	87,001
Depreciation of non-real estate furniture, fixtures and equipment	2,005	1,659
Revenue reversals (recoveries) for doubtful accounts, net (Note 5)	2,438	(1,311)
Non-cash amortization of share-based compensation awards	10,043	5,256
Non-cash amortization of deferred financing costs and debt discounts	1,355	821
Non-cash amortization of net below market rents	(3,033)	(2,892)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,998)	(4,261)
Straight-line rents	(7,913)	(13,847)
Amortization of right of use ground lease assets	253	356
Net change in other operating assets	2,849	2,657
Net change in other operating liabilities	22,236	43,837
Net cash provided by operating activities	182,136	178,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(100,457)	(112,314)
Expenditures for operating properties and other capital assets	(20,891)	(17,027)
Expenditures for acquisitions of development properties and undeveloped land	—	(40,033)
Net cash used in investing activities	(121,348)	(169,374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on unsecured debt (Note 2)	150,000	—
Financing costs	(1,228)	(318)
Repurchase of common units and restricted stock units	(8,363)	(13,994)
Distributions to noncontrolling interests in consolidated property partnerships	(7,060)	(14,834)
Distributions paid to common unitholders	(63,735)	(61,161)
Principal payments and repayments of secured debt	(1,423)	(1,369)
Net cash provided by (used in) financing activities	68,191	(91,676)
Net increase (decrease) in cash and cash equivalents and restricted cash	128,979	(82,391)
Cash and cash equivalents and restricted cash, beginning of period	347,379	427,083
Cash and cash equivalents and restricted cash, end of period	$476,358	$344,692

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

Our stabilized portfolio of operating properties was comprised of the following properties at March 31, 2023:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	119	16,206,299	403	89.6%	91.6%
________________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2023 Average Occupancy
Stabilized Residential Properties	3	1,001	93.4%

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

As of March 31, 2023, the following properties were excluded from our stabilized portfolio:

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We did not have any properties held for sale at March 31, 2023. Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2023 was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of March 31, 2023, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one development project in the tenant improvement phase and one future development project in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of March 31, 2023, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of March 31, 2023, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of March 31, 2023, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of March 31, 2023 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At March 31, 2023, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At March 31, 2023, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of March 31, 2023, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $439.0 million (of which $358.6 million related to real estate held for investment), approximately $29.2 million and approximately $180.5 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

At December 31, 2022, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2022, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. At December 31, 2022, the impact of consolidating the VIEs increased the Company’s total assets, liabilities and noncontrolling interests on our consolidated balance sheet by approximately $438.7 million (of which $362.7 million related to real estate held for investment), approximately $31.5 million and approximately $179.4 million, respectively.

2.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the unsecured term loan facility and all of the unsecured senior notes.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.87%	5.20%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2025
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using a contractual rate of Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of March 31, 2023 and December 31, 2022.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2023 and December 31, 2022, $4.8 million and $5.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates presented of our unsecured revolving credit facility.
(4)The maturity date may be extended by two six-month periods, at the Company’s option.

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

In January 2023, the Operating Partnership entered into the first amendment to its existing unsecured term loan facility agreement to (i) exercise the accordion feature under the term loan agreement to provide for $100.0 million of additional term loan commitments and (ii) increase the borrowing capacity under the accordion feature to provide additional term loan commitments or add one or more tranches of term loans up to an aggregate amount of $650.0 million. In March 2023, the Operating Partnership further amended the unsecured term loan facility agreement to exercise the accordion feature to provide for $20.0 million of additional term loan commitments, bringing the total borrowing capacity of the unsecured term loan facility to $520.0 million.

The following table summarizes the balance and terms of our unsecured term loan facility as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$350,000	$200,000
Remaining borrowing capacity	170,000	200,000
Total borrowing capacity (1)	$520,000	$400,000
Interest rate (2)	5.77%	5.23%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date (4)	October 3, 2024
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million and $100.0 million as of March 31, 2023 and December 31, 2022, respectively, under an accordion feature under the terms of the unsecured term loan facility.
(2)Our unsecured term loan facility interest rate was calculated using a contractual rate of Adjusted SOFR plus a margin of 0.950% based on our credit rating as of March 31, 2023 and December 31, 2022.
(3)Our undrawn facility fee is paid on a quarterly basis and is calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2023 and December 31, 2022, $4.6 million and $4.5 million, respectively, of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.
(4)The maturity date may be extended by two twelve-month periods, at the Company’s option.

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our debt covenants as of March 31, 2023.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of March 31, 2023:

Year	(in thousands)
Remaining 2023	$4,352
2024 (1)	781,006
2025	406,246
2026	401,317
2027	249,125
2028	400,000
Thereafter	2,200,000
Total aggregate principal value (2)	$4,442,046
________________________
(1)Includes the $350.0 million outstanding as of March 31, 2023 on the unsecured term loan facility maturing on October 3, 2024, for which the Company has two twelve-month extension options.
(2)Includes gross principal balance of outstanding debt before the effect of the following at March 31, 2023: $23.4 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt and $6.1 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the three months ended March 31, 2023 and 2022. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Gross interest expense	$43,402	$39,723
Capitalized interest and deferred financing costs	(17,731)	(19,098)
Interest expense	$25,671	$20,625

3.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of March 31, 2023, December 31, 2022 and March 31, 2022. The remaining approximate 1.0% common limited partnership interest as of March 31, 2023, December 31, 2022 and March 31, 2022 was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors, executive officers and directors as of March 31, 2023, December 31, 2022 and March 31, 2022.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $34.7 million and $44.7 million as of March 31, 2023 and December 31, 2022, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of March 31, 2023, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 10.7 million shares of our common stock for possible issuance under our 2006 Plan. As of March 31, 2023, approximately 1.0 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

Executive Transitions

On March 30, 2023, our Chief Executive Officer (“CEO”) announced his retirement effective December 31, 2023. Additionally, as previously disclosed, the Company and our former President entered into a separation agreement in 2022 under which he continued to serve as an officer of the Company until the scheduled expiration date of his employment agreement on March 1, 2023.

For our CEO, the vesting of all unvested share-based compensation awards will be accelerated through December 31, 2023 and the final number of any restricted stock units (“RSUs”) subject to market and/or performance-based vesting requirements that vest will be based upon a shortened performance period ending on December 31, 2023. Share-based compensation expense for these awards will be recognized based on our current assumption of the achievement of market and/or performance-based vesting requirements for the shortened performance periods. For our former President, the vesting of all unvested share-based compensation awards was accelerated through March 1, 2023 and the final number of RSUs earned that were subject to market and/or performance-based vesting requirements was based upon the actual achievement of the market and/or performance conditions for a shortened performance period ending on March 1, 2023. For the three months ended March 31, 2023, we recognized $4.5 million of stock compensation expense related to the accelerated vesting of awards for our CEO and former President.

2023 Share-Based Compensation Grants

In February 2023, the Executive Compensation Committee of the Company’s Board of Directors awarded 517,066 restricted stock units to certain officers of the Company under the 2006 Plan, which included 300,007 RSUs (at the target level of performance) that are subject to market and/or performance-based vesting requirements (the “2023 Performance-Based RSUs”) and 217,059 RSUs that are subject to time-based vesting requirements (the “2023 Time-Based RSUs”).

2023 Performance-Based RSU Grant

The 2023 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2023-2025), except for our CEO, whose RSUs are scheduled to vest on his announced retirement date of December, 31, 2023. A target number of 2023 Performance-Based RSUs were awarded, and the final number of 2023 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) during the first calendar year of the three year performance measurement period, the achievement of pre-set FFO per share goals that applies to 100% of the Performance-Based RSUs awarded (the “FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “Debt to EBITDA Ratio Performance Condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “Market Condition”). The 2023 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2023 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2023 Performance-Based RSUs granted based upon the levels of achievement for the FFO Performance Condition, the Debt to EBITDA Ratio Performance Condition, the Market Condition, and the extent to which the service vesting condition

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is satisfied. The estimate of the number of 2023 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals.

Compensation expense for the 2023 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period, except for our CEO, whose compensation expense is recognized on an accelerated basis through his announced retirement date of December 31, 2023. During the three months ended March 31, 2023, we recognized $1.1 million of compensation expense for the 2023 Performance-Based RSU grant assuming the target level of achievement for both the FFO Performance Condition and Debt to EBITDA Ratio Performance Condition. In the event we achieve a lower level of performance or fail to meet the FFO performance condition, we would reverse a portion or all of the $1.1 million of compensation expense.

Each 2023 Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by the Company’s level of achievement of the applicable performance and market conditions. The fair value of the portion of the award subject to the Debt to EBITDA Ratio Performance Condition was calculated using the closing price of the Company’s common stock on the valuation date noted below. The fair value of the portion of the award subject to the Market Condition was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below, which resulted in the following grant date fair value per share.

Fair Value Assumptions
Valuation date	February 6, 2023
Fair value per share on valuation date (1)	$40.10
Expected share price volatility	35.0%
Risk-free interest rate	4.12%
________________________
(1)For one participant, the fair value per share on the valuation date for their 2023 Performance-Based RSUs is $40.43.

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 6, 2023.

The fair value of the 2023 Performance-Based RSU grant as of the valuation date noted above, based on a target level of achievement, was $12.0 million. For the three months ended March 31, 2023, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

2023 Time-Based RSU Grant

The 2023 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2023 through January 5, 2026. Compensation expense for the 2023 Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period except for our CEO, whose compensation expense is recognized on an accelerated basis through his announced retirement date of December 31, 2023. Each 2023 Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date, unless accelerated upon separation of employment, provided certain conditions are met. The total grant date fair value of the 2023 Time-Based RSU awards was $8.6 million, which was based on the $39.65 closing share price of the Company’s common stock on the NYSE on the February 6, 2023 grant date.

2022 and 2021 Performance-Based RSUs

Compensation cost for the 2022 performance-based RSUs for the three months ended March 31, 2023 assumes the 2022 Debt to EBITDA Ratio Performance Condition is met at 125% of the target level of achievement (175.0% for our CEO). Compensation cost for the 2021 performance-based RSUs for the three months ended March 31, 2023 assumes the 2021 Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement (175.0% for our CEO).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $11.6 million and $6.6 million for the three months ended March 31, 2023 and 2022, respectively. Share-based compensation costs for the three months ended March 31, 2023 include $4.5 million of accelerated share-based compensation costs for our CEO and former President as discussed above. Of the total share-based compensation costs, $1.5 million and $1.3 million was capitalized as part of the real estate assets for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was approximately $38.0 million of total unrecognized compensation cost related to nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of March 31, 2023, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.7 years, which includes the shortened vesting period for our CEO due to his announced retirement on December 31, 2023. The remaining compensation cost related to these nonvested RSU awards had been recognized in periods prior to March 31, 2023.

5.    Rental Income and Future Minimum Rent

Our rental income is primarily comprised of payments defined under leases and are subject to scheduled fixed increases. Additionally, rental income includes variable payments for tenant reimbursements of property-related expenses and payments based on a percentage of tenant’s sales.

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability reversals or recoveries for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fixed lease payments	$245,835	$224,816
Variable lease payments	46,707	37,081
Net collectability (reversals) recoveries (1)	(2,438)	1,311
Total rental income	$290,104	$263,208
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

We have operating leases with tenants that expire at various dates through 2048 and are subject to scheduled fixed increases. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of March 31, 2023 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2023	$605,426
2024	803,728
2025	784,671
2026	732,810
2027	667,417
2028	621,716
Thereafter	1,861,469
Total (1)	$6,077,237
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Commitments and Contingencies

General

As of March 31, 2023, we had commitments of approximately $561.2 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, development and redevelopment properties.

Environmental Matters

As of March 31, 2023, we had accrued environmental remediation liabilities of approximately $78.3 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects.

7.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our marketable securities as of March 31, 2023 and December 31, 2022:

	Fair Value (Level 1) (1)
	March 31, 2023	December 31, 2022
Description	(in thousands)
Marketable securities (2)	$23,288	$23,547
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The marketable securities are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Liabilities
Secured debt, net	$241,547	$229,667	$242,938	$225,847
Unsecured debt, net	$4,171,029	$3,414,708	$4,020,058	$3,500,420
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$56,608	$53,128
Allocation to participating securities (1)	(364)	(413)
Numerator for basic and diluted net income available to common stockholders	$56,244	$52,715
Denominator:
Basic weighted average vested shares outstanding	117,059,329	116,650,228
Effect of dilutive securities	347,189	409,866
Diluted weighted average vested shares and common stock equivalents outstanding	117,406,518	117,060,094
Basic earnings per share:
Net income available to common stockholders per share	$0.48	$0.45
Diluted earnings per share:
Net income available to common stockholders per share	$0.48	$0.45
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options and RSUs are considered in our diluted earnings per share calculation for the three months ended March 31, 2023 and 2022. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2023 and 2022, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 4 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$57,168	$53,644
Allocation to participating securities (1)	(364)	(413)
Numerator for basic and diluted net income available to common unitholders	$56,804	$53,231
Denominator:
Basic weighted average vested units outstanding	118,209,903	117,800,802
Effect of dilutive securities	347,189	409,866
Diluted weighted average vested units and common unit equivalents outstanding	118,557,092	118,210,668
Basic earnings per unit:
Net income available to common unitholders per unit	$0.48	$0.45
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.48	$0.45
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options and RSU are considered in our diluted earnings per share calculation for the three months ended March 31, 2023 and 2022. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2023 and 2022, as not all performance metrics had been met by the end of the applicable reporting periods. See Note 4 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $16,467 and $18,029 as of March 31, 2023 and 2022, respectively	$8,980	$4,736
Cash paid for amounts included in the measurement of ground lease liabilities	$1,704	$1,532
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$81,706	$47,101
Tenant improvements funded directly by tenants	$4,329	$1,908
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 12)	$64,461	$61,951

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$347,379	$414,077
Restricted cash at beginning of period	—	13,006
Cash and cash equivalents and restricted cash at beginning of period	$347,379	$427,083

Cash and cash equivalents at end of period	$476,358	$331,685
Restricted cash at end of period	—	13,007
Cash and cash equivalents and restricted cash at end of period	$476,358	$344,692

11.    Supplemental Cash Flow Information of the Operating Partnership:

Supplemental cash flow information follows (in thousands):

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $16,467 and $18,029 as of March 31, 2023 and 2022, respectively	$8,980	$4,736
Cash paid for amounts included in the measurement of ground lease liabilities	$1,704	$1,532
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$81,706	$47,101
Tenant improvements funded directly by tenants	$4,329	$1,908
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 12)	$64,461	$61,951

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$347,379	$414,077
Restricted cash at beginning of period	—	13,006
Cash and cash equivalents and restricted cash at beginning of period	$347,379	$427,083

Cash and cash equivalents at end of period	$476,358	$331,685
Restricted cash at end of period	—	13,007
Cash and cash equivalents and restricted cash at end of period	$476,358	$344,692

12.    Subsequent Events

On April 12, 2023, aggregate dividends, distributions and dividend equivalents of $64.4 million were paid to common stockholders, common unitholders and RSU holders of record on March 31, 2023.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results or events. Numerous factors could cause actual future performance, results and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions, including periods of heightened inflation, and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California, Texas and Washington; risks associated with our investment in real estate assets, which are illiquid and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants’ businesses, including bankruptcy, lack of liquidity or lack of funding; our ability to re-lease property at or above current market rates; reduced demand for office space, including as a result of remote work and flexible work arrangements that allow work from remote locations other than the employer’s office premises; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; changes in interest rates and the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2022 and their respective other filings with the SEC. All forward-looking statements are based on information that was available and speak only as of the dates on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office, life science and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of March 31, 2023, December 31, 2022 and March 31, 2022. As of March 31, 2023, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land.

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

In-Process Development Projects - Tenant Improvement

As of March 31, 2023, the following project was in the tenant improvement phase:

•Indeed Tower, Austin CBD, Austin, Texas. We acquired this project upon core/shell completion in June 2021. This project encompasses approximately 734,000 square feet of office space at a total estimated investment of $690.0 million and is 74% leased to 13 tenants with 42% of the space leased to Indeed, Inc. through 2034. We currently expect this project to reach stabilization in the fourth quarter of 2023.

In-Process Development Projects - Under Construction

As of March 31, 2023, we had two projects in our in-process development pipeline that were under construction:

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

In-Process Redevelopment - Under Construction

As of March 31, 2023, we had two redevelopment projects under construction:

•4690 Executive Drive, University Towne Center, San Diego, California. In March 2022, we began the phased redevelopment of this property, comprised of approximately 52,000 square feet for life science use with total estimated redevelopment costs of $25.0 million, inclusive of the depreciated basis of the building. The building was previously 100% leased to Sorrento Therapeutics, which declared Chapter 11 bankruptcy in February 2023. Subsequent to March 31, 2023, they rejected this lease.

•4400 Bohannon Drive, Menlo Park, California. In December 2022, we began the redevelopment of this property, comprised of approximately 48,000 square feet, for life science use with total estimated redevelopment costs of $55.0 million, inclusive of the depreciated basis of the building.

Future Development Pipeline

As of March 31, 2023, our future development pipeline included eight future projects located in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin with an aggregate cost basis of approximately $1.3 billion at which we believe we could develop more than 6.5 million rentable square feet for a total estimated investment of approximately $7.0 billion to $8.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 3/31/2023 ($ in millions) (2)

Greater Los Angeles
1633 26th Street	West Los Angeles	190,000	$14.8
San Diego County
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000	109.6
2045 Pacific Highway	Little Italy	275,000	56.4
Kilroy East Village	East Village	TBD	67.1
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	220.5
Flower Mart	SOMA	2,300,000	551.6
Greater Seattle
SIX0 - Office & Residential	Denny Regrade	925,000	182.7
Austin
Stadium Tower	Stadium District / Domain	493,000	65.7
Total:			$1,268.4
________________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of March 31, 2023.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three months ended March 31, 2023 and 2022, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.8 billion and $2.0 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. For the three months ended March 31, 2023 and 2022, we capitalized $17.7 million and $19.1 million, respectively, of interest to our qualifying development and redevelopment projects. For the three months ended March 31, 2023 and 2022, we capitalized $4.6 million and $5.3 million, respectively, of internal costs to our qualifying development and redevelopment projects.

Capital Recycling Program. We continuously evaluate opportunities for the potential disposition of non-core properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further discussion of our capital recycling activities.

The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors including, but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the current economic and market conditions), and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Acquisitions. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add and strategic operating properties and land. We focus on growth opportunities primarily in markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet and selectively evaluate opportunities that we believe have the potential to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth.

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

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers, as defined in Rule 16 under the Exchange Act. For 2023, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure based vesting requirements and time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions, liquidity measures and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2023, there was approximately $38.0 million of total unrecognized compensation cost related to outstanding nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of March 31, 2023, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. The costs are expected to be recognized over a weighted-average period of 1.7 years, which includes the shortened vesting period for our Chief Executive Officer due to his announced retirement on December 31, 2023. The $38.0 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to March 31, 2023. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. For additional information regarding our equity incentive awards, see Note 4 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three months ended March 31, 2023.

For Leases Commenced (1)

Quarter to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year	Changes in Rents (4)	Changes in Cash Rents (5)
	New	Renewal	New	Renewal
2nd Generation (7)	6	9	34,634	116,595	42	$23.33	$6.66	19.1%	5.4%

For Leases Executed (1)(6)

Quarter to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year	Changes in Rents (4)	Changes in Cash Rents (5)	Retention Rates (8)
	New	Renewal	New	Renewal
2nd Generation (7)	12	8	169,861	116,595	53	$58.09	$13.15	4.2%	(4.4)%	25.1%
________________________
(1)Includes 100% of consolidated property partnerships.
(2)Represents leasing activity for leases that commenced or were signed during the period in the stabilized portfolio, net of month-to-month leases.
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
(6)During the three months ended March 31, 2023, 9 new leases totaling 157,317 rentable square feet were signed but not commenced.
(7)Second generation leasing includes space where we have made capital expenditures to maintain the current market revenue stream. Includes leases for which re-leasing timing was impacted by the COVID-19 pandemic.
(8)Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

As of March 31, 2023, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 5-10% below the current average market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate or our portfolio.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

During the three months ended March 31, 2023, we saw an increase in physical occupancy at our properties and commitments by large corporations to in-office work by mandating a minimum number of days employees must work in the office. However, we believe that economic uncertainty and hybrid/remote working arrangements have impacted the timing and volume of leasing and will likely continue to do so in the future. Additionally, decreased demand (including as a result of remote work), increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2023 and the next five years and by region for the remainder of 2023 and in 2024.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2023 (4)	46	1,169,807	8.1%	$59,404	7.3%	$50.78
2024	76	1,130,967	7.8%	54,555	6.7%	48.24
2025	63	687,480	4.8%	33,148	4.1%	48.22
2026	59	1,957,235	13.7%	91,545	11.3%	46.77
2027	63	1,114,900	7.8%	46,177	5.7%	41.42
2028	40	1,081,203	7.6%	67,752	8.4%	62.66
Total	347	7,141,592	49.8%	$352,581	43.5%	$49.37

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
					(in thousands)
2023 (4)	Greater Los Angeles	31	352,000	2.5%	$18,810	2.3%	$53.44
	San Diego County	5	134,366	0.9%	5,798	0.7%	43.15
	San Francisco Bay Area	7	296,300	2.1%	17,423	2.1%	58.80
	Greater Seattle	3	387,141	2.6%	17,373	2.2%	44.88
	Total	46	1,169,807	8.1%	$59,404	7.3%	$50.78

2024	Greater Los Angeles	46	573,413	4.0%	$25,110	3.1%	$43.79
	San Diego County	9	57,303	0.3%	3,199	0.4%	55.83
	San Francisco Bay Area	11	269,858	1.9%	18,040	2.2%	66.85
	Greater Seattle	10	230,393	1.6%	8,206	1.0%	35.62
	Total	76	1,130,967	7.8%	$54,555	6.7%	$48.24
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of March 31, 2023, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of March 31, 2023.
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
(4)Adjusting for leases executed as of March 31, 2023 but not yet commenced, the 2023 and 2024 expirations would be reduced by 71,920 and 6,253 square feet, respectively.

In addition to the 1.7 million rentable square feet, or 10.4%, of currently available space in our stabilized portfolio, leases representing approximately 8.1% and 7.8% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2023 and in 2024, respectively. The leases scheduled to expire during the remainder of 2023 and in 2024 represent approximately 2.3 million rentable square feet or 14.0% of our total annualized base rental revenue. Adjusting for leases executed as of March 31, 2023 but not yet commenced, the remaining 2023 and 2024 expirations would be 1,097,887 and 1,124,714 square feet, respectively.
Sublease Space. Of our leased space as of March 31, 2023, approximately 1.7 million rentable square feet, or 10.4% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area region. Of the 10.4% of available sublease space in our stabilized portfolio as of March 31, 2023, approximately 7.6% was vacant space, and the remaining 2.8% was occupied. Of the approximately 1.7 million rentable square feet available for sublease as of March 31, 2023, approximately 30,908 rentable square feet representing two leases are scheduled to expire in 2023, and approximately 224,615 rentable square feet representing seven leases are scheduled to expire in 2024.

Stabilized Portfolio Information

As of March 31, 2023, our stabilized portfolio was comprised of 119 office and life science properties encompassing an aggregate of approximately 16.2 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction or in the tenant improvement phase, redevelopment projects under construction, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

We did not have any properties held for sale at March 31, 2023. Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2023 was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land on which we believe we have the potential to develop more than 6.5 million rentable square feet, depending upon economic conditions.

As of March 31, 2023, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	1	734,000
In-process development projects - under construction	2	946,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from March 31, 2022 to March 31, 2023:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2022	118	15,221,912
Completed development and redevelopment properties placed in-service	4	1,149,273
Properties transferred to development and redevelopment	(2)	(92,003)
Dispositions	(1)	(96,085)
Remeasurement	—	23,202
Total as of March 31, 2023 (1)	119	16,206,299
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			3/31/2023	12/31/2022	9/30/2022
Greater Los Angeles	53	4,344,361	80.8%	85.2%	84.5%
San Diego County	23	2,698,031	85.9%	86.2%	86.3%
San Francisco Bay Area	33	6,163,729	94.7%	95.5%	93.8%
Greater Seattle	10	3,000,178	95.3%	97.7%	97.7%
Total Stabilized Office Portfolio	119	16,206,299	89.6%	91.6%	90.8%

	Average Occupancy
	Three Months Ended March 31,
	2023	2022
Stabilized Office Portfolio (1)	89.9%	91.4%
Same Store Portfolio (2)	90.5%	91.6%
Residential Portfolio (3)	93.4%	93.7%
________________________
(1)Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy.
(2)Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2022 and still owned and stabilized as of March 31, 2023 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of March 31, 2023.

Tenant Name	Region	Annualized Base Rental Revenue (1) (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet	Year(s) of Lease Expiration
		(in thousands)
Global technology company	Greater Seattle / San Diego County	$39,631	779,210	4.9%	4.8%	2032 - 2033
Cruise LLC	San Francisco Bay Area	35,449	374,618	4.4%	2.3%	2031
Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.1%	2.6%	2034
Amazon.com (3)	Greater Seattle	31,437	709,276	3.9%	4.4%	2023 / 2029 - 2030
Salesforce, Inc. / Tableau Software, LLC	San Francisco Bay Area / Greater Seattle	30,100	613,497	3.7%	3.8%	2024 / 2029 - 2032
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	663,460	3.7%	4.1%	2024 / 2026
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	523,416	3.4%	3.2%	2027 / 2031
DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	2.9%	1.5%	2032
Riot Games, Inc. (4)	Greater Los Angeles	22,967	340,584	2.8%	2.1%	2023 - 2024 / 2031
Okta, Inc.	San Francisco Bay Area	22,387	273,371	2.8%	1.7%	2028
Netflix, Inc.	Greater Los Angeles	21,854	361,388	2.7%	2.2%	2032
Box, Inc.	San Francisco Bay Area	20,390	341,441	2.5%	2.1%	2028
Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.2%	1.4%	2033
DIRECTV, LLC	Greater Los Angeles	16,085	532,956	2.0%	3.3%	2026 - 2027
Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	1.9%	2.1%	2030
Total		$388,560	6,753,446	47.9%	41.6%
________________________
(1)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of March 31, 2023.
(2)Includes 100% of the annualized base rental revenues of consolidated property partnerships.
(3)The 2023 lease expiration represents 375,479 rentable square feet expiring on April 30, 2023.
(4)The 2023 lease expiration represents 6,416 rentable square feet expiring on July 31, 2023 and 158,371 rentable square feet expiring on November 30, 2023.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2022 and still owned and included in the stabilized portfolio as of March 31, 2023, including our three residential properties in Hollywood and Del Mar, California;

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

•Disposition Properties – includes the results of one property disposed of in the third quarter of 2022.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of March 31, 2023:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	115	15,056,915
Stabilized Development Properties (1)	4	1,149,384
Total Stabilized Portfolio	119	16,206,299
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development and redevelopment projects and future development projects.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2023	2022
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$56,608	$53,128	$3,480	6.6%
Net income attributable to noncontrolling common units of the Operating Partnership	560	516	44	8.5%
Net income attributable to noncontrolling interests in consolidated property partnerships	8,062	5,739	2,323	40.5%
Net income	$65,230	$59,383	$5,847	9.8%
Unallocated expense (income):
General and administrative expenses	23,936	22,781	1,155	5.1%
Leasing costs	1,372	1,013	359	35.4%
Depreciation and amortization	93,676	88,660	5,016	5.7%
Interest and other income, net	(1,460)	(81)	(1,379)	NM*
Interest expense	25,671	20,625	5,046	24.5%
Net Operating Income, as defined	$208,425	$192,381	$16,044	8.3%
________________________
* Percentage not meaningful.

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023				2022
	Same Store	Development	Disposition	Total	Same Store	Development	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$263,255	$26,849	$—	$290,104	$249,720	$12,388	$1,100	$263,208
Other property income	2,409	289	—	2,698	2,015	272	6	2,293
Total	265,664	27,138	—	292,802	251,735	12,660	1,106	265,501
Property and related expenses:
Property expenses	50,717	3,063	—	53,780	43,559	1,469	396	45,424
Real estate taxes	24,577	3,651	—	28,228	24,497	1,309	64	25,870
Ground leases	1,854	515	—	2,369	1,738	88	—	1,826
Total	77,148	7,229	—	84,377	69,794	2,866	460	73,120
Net Operating Income, as defined	$188,516	$19,909	$—	$208,425	$181,941	$9,794	$646	$192,381

	Three Months Ended March 31, 2023 as compared to the Three Months Ended March 31, 2022
	Same Store		Development		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$13,535	5.4%	$14,461	116.7%	$(1,100)	(100.0)%	$26,896	10.2%
Other property income	394	19.6%	17	6.3%	(6)	(100.0)%	405	17.7%
Total	13,929	5.5%	14,478	114.4%	(1,106)	(100.0)%	27,301	10.3%
Property and related expenses:
Property expenses	7,158	16.4%	1,594	108.5%	(396)	(100.0)%	8,356	18.4%
Real estate taxes	80	0.3%	2,342	178.9%	(64)	(100.0)%	2,358	9.1%
Ground leases	116	6.7%	427	485.2%	—	—%	543	29.7%
Total	7,354	10.5%	4,363	152.2%	(460)	(100.0)%	11,257	15.4%
Net Operating Income, as defined	$6,575	3.6%	$10,115	103.3%	$(646)	(100.0)%	$16,044	8.3%

Net Operating Income increased $16.0 million, or 8.3%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 resulting from:

•An increase in Net Operating Income of $6.6 million attributable to the Same Store Properties, which was driven by the following activity:

•An increase in total operating revenues of $13.9 million primarily due to:

•$4.0 million net increase primarily due to new leases and renewals at higher rates;

•$6.6 million increase in the tenant reimbursement component of rental income primarily due to higher reimbursable operating expenses; and

•$3.3 million net increase in non-recurring revenue related to tenant restoration fees and revenue adjustments for tenant creditworthiness considerations;

•An increase in property and related expenses of $7.4 million primarily due to the following:

•$5.9 million increase in property and related expenses including utilities, insurance, security, janitorial, and various other recurring expenses predominately related to our tenants’ continued return to the office and cost increases; and

•$1.5 million increase in property expenses due to an increase in certain non-reimbursable expenses;

•An increase in Net Operating Income of $10.1 million attributable to the Development Properties, of which $5.4 million was contributed by Indeed Tower primarily due to a full quarter of revenue recognition on the leased space to Indeed, Inc.; partially offset by

•A decrease in Net Operating Income of $0.6 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 5.1%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to an increase in share-based compensation expense of $4.7 million, which was driven by the accelerated vesting of awards for the previously announced departure of our President on March 1, 2023 and the March 30, 2023 announcement of our CEO’s retirement on December 31, 2023, partially offset by a decrease of $3.5 million, primarily from corporate cost-cutting measures.

Depreciation and Amortization

Depreciation and amortization increased $5.0 million, or 5.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the following:

•An increase of $4.1 million attributable to the Development Properties; and

•An increase of $1.2 million attributable to the Same Store Properties; partially offset by

•A decrease of $0.3 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$43,402	$39,723	$3,679	9.3%
Capitalized interest and deferred financing costs	(17,731)	(19,098)	1,367	(7.2)%
Interest expense	$25,671	$20,625	$5,046	24.5%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $3.7 million, or 9.3%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to increases in the average outstanding debt balance for the three months ended March 31, 2023.

Capitalized interest and deferred financing costs decreased $1.4 million, or 7.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a decrease in the average development asset balances qualifying for interest capitalization during the three months ended March 31, 2023. During the three months ended March 31, 2023 and 2022, we capitalized interest on in-process development and redevelopment projects and future development pipeline projects with an average aggregate cost basis of approximately $1.8 billion and $2.0 billion, respectively. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $2.3 million or 40.5% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to a non-recurring restoration fee recognized at one property held in a consolidated property partnership in 2023. The amounts reported for the three months ended March 31, 2023 and 2022 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest's share of net income for Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and unsecured term loan facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2023 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depositary shares, warrants and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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

Liquidity Highlights

As of March 31, 2023, we had approximately $476.4 million in cash and cash equivalents. During March 2023, we increased the total borrowing capacity of the unsecured term loan facility to $520.0 million and borrowed an additional $150.0 million. As of the date of this report, we had $1.1 billion available under our unsecured revolving credit facility and $170.0 million available under our unsecured term loan facility. Excluding our unsecured term loan facility, for which we have two twelve-month extension options, our next debt maturity occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds, and there can be no assurances that we will successfully obtain such financings.

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

On February 16, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share. The regular quarterly cash dividend is payable to stockholders of record on March 31, 2023 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on March 31, 2023, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 12, 2023 were $63.9 million.

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

Capitalization

As of March 31, 2023, our total debt as a percentage of total market capitalization was 53.7%, which was calculated based on the closing price per share of the Company’s common stock of $32.40 on March 31, 2023 as shown in the following table:

	Shares/Units at March 31, 2023	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility		$350,000	4.2%
Unsecured Senior Notes due 2024		425,000	5.1%
Unsecured Senior Notes due 2025		400,000	4.8%
Unsecured Senior Notes Series A & B due 2026		250,000	3.1%
Unsecured Senior Notes due 2028		400,000	4.8%
Unsecured Senior Notes due 2029		400,000	4.8%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	3.1%
Unsecured Senior Notes due 2030		500,000	6.0%
Unsecured Senior Notes due 2031		350,000	4.2%
Unsecured Senior Notes due 2032		425,000	5.1%
Unsecured Senior Notes due 2033		450,000	5.5%
Secured debt		242,046	3.0%
Total debt		$4,442,046	53.7%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,150,574	$37,279	0.5%
Shares of common stock outstanding	117,120,962	3,794,719	45.8%
Total Equity and Noncontrolling Interests in the Operating Partnership		$3,831,998	46.3%
Total Market Capitalization		$8,274,044	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at March 31, 2023: $23.4 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt and $6.1 million of unamortized discounts for the unsecured senior notes.
(2)    As of March 31, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Value based on closing price per share of our common stock of $32.40 as of March 31, 2023.
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

Liquidity Uses

•Property operating and corporate expenses;
•Capital expenditures, tenant improvement and leasing costs;
•Development and redevelopment costs;
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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.87%	5.20%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2025
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature under the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using a contractual rate of Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of March 31, 2023 and December 31, 2022.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2023 and December 31, 2022, $4.8 million and $5.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the respective maturity dates presented of our unsecured revolving credit facility.
(4)The maturity date may be extended by two six-month periods, at the Company’s option.

We intend to borrow under the unsecured revolving credit facility as necessary for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions and to potentially repay long-term debt to supplement cash balances given uncertainties and volatility in market conditions.

In January 2023, the Operating Partnership entered into the first amendment to its existing unsecured term loan facility agreement to (i) exercise the accordion feature under the term loan agreement to provide for $100.0 million of additional term loan commitments and (ii) increase the borrowing capacity under the accordion feature to provide additional term loan commitments or add one or more tranches of term loans up to an aggregate amount of $650.0 million. In March 2023, the Operating Partnership further amended the unsecured term loan facility agreement to exercise the accordion feature to provide for $20.0 million of additional term loan commitments, bringing the total borrowing capacity of the unsecured term loan facility to $520.0 million.

The following table summarizes the balance and terms of our unsecured term loan facility as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$350,000	$200,000
Remaining borrowing capacity	170,000	200,000
Total borrowing capacity (1)	$520,000	$400,000
Interest rate (2)	5.77%	5.23%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date (4)	October 3, 2024
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million and $100.0 million as of March 31, 2023 and December 31, 2022, respectively, under an accordion feature under the terms of the unsecured term loan facility.
(2)Our unsecured term loan facility interest rate was calculated using a contractual rate of Adjusted SOFR plus a margin of 0.950% based on our credit rating as of March 31, 2023 and December 31, 2022.
(3)Our undrawn facility fee is paid on a quarterly basis and is calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of March 31, 2023 and December 31, 2022, $4.6 million and $4.5 million, respectively, of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.
(4)The maturity date may be extended by two twelve-month periods, at the Company’s option.

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

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. Capital raising could be more challenging under current market conditions as uncertainty related to interest rates, inflation rates, economic outlook, geopolitical events (including the military conflict between Russia and Ukraine) and other factors have contributed and may continue to contribute to significant volatility and negative pressures in financial markets. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of March 31, 2023 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility	$350,000
Unsecured Senior Notes due 2024	425,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Unsecured Senior Notes due 2033	450,000
Secured Debt	242,046
Total Unsecured and Secured Debt (1)	4,442,046
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(29,470)
Total Debt, Net	$4,412,576
________________________
(1)As of March 31, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(2)Includes $23.4 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt and $6.1 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2023 and December 31, 2022 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1)
	March 31, 2023 (2)	December 31, 2022	March 31, 2023 (2)	December 31, 2022
Secured vs. unsecured:
Unsecured	94.6%	94.3%	3.8%	3.7%
Secured	5.4%	5.7%	3.9%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	7.9%	4.7%	5.8%	5.2%
Fixed-rate (3)	92.1%	95.3%	3.7%	3.7%
Stated rate (3)			3.8%	3.7%
GAAP effective rate (4)			3.9%	3.8%
GAAP effective rate including debt issuance costs			4.1%	4.0%
________________________
(1)    As of the end of the period presented.
(2)    As of March 31, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)    Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2022 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the three months ended March 31, 2023.

Other Liquidity Uses

Development

The following table summarizes our development spending directly related to our operating, development and redevelopment properties as of March 31, 2023:

Development Phase	Number of Projects	Total Estimated Investment (1)	Total Costs Incurred	Remaining Investment (2)	Remaining Costs to be Spent in 2023
		(in millions)

Stabilized
Development	2	$675	$652	$23	$5	to	$10
Redevelopment	2	45	42	3	1	to	5
Tenant Improvement (3)
Development	1	690	641	49	20	to	25
Under Construction
Development	2	1,000	466	534	200	to	225
Redevelopment	2	53	15	38	15	to	20

Total:	9	$2,463	$1,816	$647	$241	to	$285
________________________
(1)    For redevelopment projects, represents the incremental cost of redevelopment and excludes the existing depreciated basis of the buildings under redevelopment.
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

Debt Maturities

We believe our conservative leverage, staggered debt maturities, unsecured term loan facility and our unsecured revolving credit facility provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Excluding our unsecured term loan facility maturing in October 2024, for which we have two twelve-month extension options, our next debt maturity occurs in December 2024. We may, however, repurchase our outstanding debt (including our unsecured senior notes) from time to time prior to maturity (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

Potential Future Acquisitions

As discussed in the section “Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of development and redevelopment opportunities as well as value-add and strategic operating properties, dependent on market conditions and business cycles, among other factors.  We focus on growth opportunities primarily in markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services. We expect that any material acquisitions will be funded with borrowings under the unsecured revolving credit facility and unsecured term loan facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt, although there can be no assurance in this regard.

We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Share Repurchases

As of March 31, 2023, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s Board of Directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

Potential Future Leasing Costs and Capital Improvements

The amounts we incur for tenant improvements and leasing costs depend on leasing activity in each period. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type and condition of the property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions, including the level of inflation. Capital expenditures may fluctuate in any given period subject to the nature, extent and timing of improvements required to maintain our properties and may be impacted by inflationary pressures on the cost of construction materials. Additionally, due to the uncertainty around current economic market conditions and companies utilizing hybrid/remote work arrangements, there may be a continued lower level of leasing activity as compared to historical trends.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, the unsecured term loan facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events (including the military conflict between Russia and Ukraine) and other factors (refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 for additional information). These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Revolving Credit Facility, Unsecured Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of March 31, 2023
Total debt to total asset value	less than 60%	28%
Fixed charge coverage ratio	greater than 1.5x	3.9x
Unsecured debt ratio	greater than 1.67x	3.47x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.59x

Unsecured Senior Notes due 2024, 2025, 2028, 2029, 2030, 2032 and 2033 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	37%
Interest coverage	greater than 1.5x	8.2x
Secured debt to total asset value	less than 40%	2%
Unencumbered asset pool value to unsecured debt	greater than 150%	278%

The Operating Partnership was in compliance with all of its debt covenants as of March 31, 2023. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$182,136	$178,659	$3,477	1.9%
Net cash used in investing activities	(121,348)	(169,374)	48,026	(28.4)%
Net cash provided by (used in) financing activities	68,191	(91,676)	159,867	(174.4)%
Net increase (decrease) in cash and cash equivalents	$128,979	$(82,391)	$211,370	(256.5)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $3.5 million, or 1.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily as result of an increase in cash Net Operating Income generated from stabilized development properties in our Development Portfolio and from our Same Store Portfolio and net changes in other operating liabilities related to the timing of expenditures. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the three months ended March 31, 2023, our net cash used in investing activities decreased by $48.0 million or 28.4% compared the three months ended March 31, 2022 primarily due to the acquisition of a development property during the three months ended March 31, 2022. We did not complete any acquisitions during the three months ended March 31, 2023.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and preferred security holders. During the three months ended March 31, 2023, we had net cash provided by financing activities of $68.2 million compared to net cash used in financing activities of $91.7 million for the three months ended March 31, 2022 primarily as a result of borrowing $150.0 million on the unsecured term loan facility during the three months ended March 31, 2023.

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

The following table presents our FFO for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income available to common stockholders	$56,608	$53,128
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	560	516
Net income attributable to noncontrolling interests in consolidated property partnerships	8,062	5,739
Depreciation and amortization of real estate assets	91,671	87,001
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(10,942)	(8,618)
Funds From Operations (1)(2)	$145,959	$137,766
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $5.2 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2023, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2023, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
March 31, 2023.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	113,538	$40.52	—	—
February 1, 2023 - February 28, 2023	85,441	41.00	—	—
March 1, 2023 - March 31, 2023	4,063	31.52	—	—
Total	203,042	$40.54	—	—
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

10.1*†	Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Eliott Trencher effective as of March 3, 2023

10.2*	Amendment No. 1 to Term Loan Agreement dated January 27, 2023

10.3*	Amendment No. 2 to Term Loan Agreement dated March 6, 2023

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2023.

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
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2023.

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