Form 10-Q
period 2023-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2023-10-26
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 20, 2023, 117,239,558 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2023, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
•the following notes to the consolidated financial statements:
◦Note 10, Net Income Available to Common Stockholders Per Share of the Company;
◦Note 11, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;
◦Note 12, Supplemental Cash Flow Information of the Company; and
◦Note 13, Supplemental Cash Flow Information of the Operating Partnership;
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,743,170	$1,738,242
Buildings and improvements	8,431,499	8,302,081
Undeveloped land and construction in progress	1,950,424	1,691,860
Total real estate assets held for investment	12,125,093	11,732,183
Accumulated depreciation and amortization	(2,443,659)	(2,218,710)
Total real estate assets held for investment, net	9,681,434	9,513,473
CASH AND CASH EQUIVALENTS	618,794	347,379
MARKETABLE SECURITIES (Notes 2 and 9)	278,789	23,547
CURRENT RECEIVABLES, NET	11,383	20,583
DEFERRED RENT RECEIVABLES, NET	466,073	452,200
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	228,742	250,846
RIGHT OF USE GROUND LEASE ASSETS	125,765	126,530
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 3)	60,141	62,429
TOTAL ASSETS	$11,471,121	$10,796,987
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 4 and 9)	$604,480	$242,938
Unsecured debt, net (Notes 4 and 9)	4,330,326	4,020,058
Accounts payable, accrued expenses and other liabilities	426,662	392,360
Ground lease liabilities	124,517	124,994
Accrued dividends and distributions (Note 14)	64,423	64,285
Deferred revenue and acquisition-related intangible liabilities, net	178,542	195,959
Rents received in advance and tenant security deposits	74,646	81,432
Total liabilities	5,803,596	5,122,026
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Stockholders’ Equity:
Common stock, $.01 par value, 280,000,000 shares authorized, 117,239,558 and 116,878,031 shares issued and outstanding	1,173	1,169
Additional paid-in capital	5,195,106	5,170,760
Retained earnings	237,665	265,118
Total stockholders’ equity	5,433,944	5,437,047
Noncontrolling Interests (Notes 1 and 5):
Common units of the Operating Partnership	53,328	53,524
Noncontrolling interests in consolidated property partnerships	180,253	184,390
Total noncontrolling interests	233,581	237,914
Total equity	5,667,525	5,674,961
TOTAL LIABILITIES AND EQUITY	$11,471,121	$10,796,987

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Rental income (Note 7)	$280,681	$272,546	$852,094	$804,330
Other property income	2,913	3,412	8,584	8,313
Total revenues	283,594	275,958	860,678	812,643
EXPENSES
Property expenses	59,445	52,075	168,233	147,421
Real estate taxes	28,363	27,415	84,868	78,718
Ground leases	2,390	1,771	7,172	5,473
General and administrative expenses (Note 6)	24,761	23,524	71,356	68,425
Leasing costs	1,852	1,015	4,550	3,475
Depreciation and amortization	85,224	81,140	269,262	266,215
Total expenses	202,035	186,940	605,441	569,727
OTHER INCOME (EXPENSES)
Interest and other income, net	7,015	295	11,896	501
Interest expense (Note 4)	(29,837)	(19,982)	(81,891)	(60,728)
Gain on sale of depreciable operating property	—	17,329	—	17,329
Total other expenses	(22,822)	(2,358)	(69,995)	(42,898)
NET INCOME	58,737	86,660	185,242	200,018
Net income attributable to noncontrolling common units of the Operating Partnership	(515)	(664)	(1,612)	(1,695)
Net income attributable to noncontrolling interests in consolidated property partnerships	(5,460)	(6,239)	(18,673)	(18,333)
Total income attributable to noncontrolling interests	(5,975)	(6,903)	(20,285)	(20,028)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$52,762	$79,757	$164,957	$179,990
Net income available to common stockholders per share – basic (Note 10)	$0.45	$0.68	$1.40	$1.53
Net income available to common stockholders per share – diluted (Note 10)	$0.45	$0.68	$1.40	$1.53
Weighted average common shares outstanding – basic (Note 10)	117,184,609	116,872,953	117,133,420	116,782,621
Weighted average common shares outstanding – diluted (Note 10)	117,495,246	117,242,411	117,411,395	117,163,149

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2022	116,878,031	$1,169	$5,170,760	$265,118	$5,437,047	$237,914	$5,674,961
Net income				56,608	56,608	8,622	65,230
Issuance of share-based compensation awards			1,365		1,365		1,365
Non-cash amortization of share-based compensation (Note 6)			11,566		11,566		11,566
Settlement of restricted stock units for shares of common stock	445,973	4	(4)		—		—
Repurchase of common stock and restricted stock units	(203,042)	(2)	(8,361)		(8,363)		(8,363)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,068)	(7,068)
Adjustment for noncontrolling interest			76		76	(76)	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,647)	(64,647)	(622)	(65,269)
BALANCE AS OF MARCH 31, 2023	117,120,962	1,171	5,175,402	257,079	5,433,652	238,770	5,672,422
Net income				55,587	55,587	5,688	61,275
Issuance of share-based compensation awards			726		726		726
Non-cash amortization of share-based compensation (Note 6)			9,496		9,496		9,496
Settlement of restricted stock units for shares of common stock	103,135	1	(1)		—		—
Repurchase of common stock, stock options and restricted stock units	(46,189)	—	(1,340)		(1,340)		(1,340)
Distributions to noncontrolling interests in consolidated property partnerships					—	(10,393)	(10,393)
Adjustment for noncontrolling interest			(56)		(56)	56	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(63,971)	(63,971)	(621)	(64,592)
BALANCE AS OF JUNE 30, 2023	117,177,908	1,172	5,184,227	248,695	5,434,094	233,500	5,667,594
Net income				52,762	52,762	5,975	58,737
Issuance of share-based compensation awards			538		538		538
Non-cash amortization of share-based compensation (Note 6)			12,310		12,310		12,310
Settlement of restricted stock units for shares of common stock	115,492	2	(2)		—		—
Repurchase of common stock, stock options and restricted stock units	(53,842)	(1)	(1,891)		(1,892)		(1,892)
Distributions to noncontrolling interests in consolidated property partnerships					—	(5,349)	(5,349)
Adjustment for noncontrolling interest			(76)		(76)	76	—
Dividends declared per common share and common unit ($0.54 per share/unit) (Note 14)				(63,792)	(63,792)	(621)	(64,413)
BALANCE AS OF SEPTEMBER 30, 2023	117,239,558	$1,173	$5,195,106	$237,665	$5,433,944	$233,581	$5,667,525

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2021	116,464,169	$1,165	$5,155,232	$283,663	$5,440,060	$249,810	$5,689,870
Net income				53,128	53,128	6,255	59,383
Issuance of share-based compensation awards			1,942		1,942		1,942
Non-cash amortization of share-based compensation			6,598		6,598		6,598
Settlement of restricted stock units for shares of common stock	459,050	5	(5)		—		—
Repurchase of common stock and restricted stock units	(207,139)	(3)	(13,991)		(13,994)		(13,994)
Distributions to noncontrolling interests in consolidated property partnerships					—	(14,842)	(14,842)
Adjustment for noncontrolling interest			192		192	(192)	—
Dividends declared per common share and common unit ($0.52 per share/unit)				(62,598)	(62,598)	(598)	(63,196)
BALANCE AS OF MARCH 31, 2022	116,716,080	1,167	5,149,968	274,193	5,425,328	240,433	5,665,761
Net income				47,105	47,105	6,870	53,975
Issuance of share-based compensation awards			635		635		635
Non-cash amortization of share-based compensation			9,665		9,665		9,665
Settlement of restricted stock units for shares of common stock	273,382	2	(2)		—		—
Repurchase of common stock, stock options, and restricted stock units	(118,492)	—	(8,660)		(8,660)		(8,660)
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,948)	(6,948)
Adjustment for noncontrolling interest			99		99	(99)	—
Dividends declared per common share and common unit ($0.52 per share/unit)				(61,278)	(61,278)	(599)	(61,877)
BALANCE AS OF JUNE 30, 2022	116,870,970	1,169	5,151,705	260,020	5,412,894	239,657	5,652,551
Net income				79,757	79,757	6,903	86,660
Issuance of share-based compensation awards			505		505		505
Non-cash amortization of share-based compensation			10,287		10,287		10,287
Settlement of restricted stock units for shares of common stock	11,930	—	—		—		—
Repurchase and cancellation of common stock, stock options, and restricted stock units	(5,447)	—	(267)		(267)		(267)
Distributions to noncontrolling interests in consolidated property partnerships					—	(5,700)	(5,700)
Adjustment for noncontrolling interest			(142)		(142)	142	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(63,639)	(63,639)	(620)	(64,259)
BALANCE AS OF SEPTEMBER 30, 2022	116,877,453	$1,169	$5,162,088	$276,138	$5,439,395	$240,382	$5,679,777

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,242	$200,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	263,662	261,129
Depreciation of non-real estate furniture, fixtures and equipment	5,600	5,086
Revenue reversals for doubtful accounts, net (Note 7)	3,931	191
Non-cash amortization of share-based compensation awards	28,360	21,635
Non-cash amortization of deferred financing costs and debt discounts	3,921	2,442
Non-cash amortization of net below market rents	(5,675)	(8,171)
Gain on sale of depreciable operating property	—	(17,329)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(14,643)	(14,221)
Straight-line rents	(16,533)	(38,239)
Amortization of right of use ground lease assets	765	594
Net change in other operating assets	2,042	(5,323)
Net change in other operating liabilities	35,694	76,418
Net cash provided by operating activities	492,366	484,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certificates of deposit (Note 2)	(252,830)	—
Expenditures for development and redevelopment properties and undeveloped land	(338,794)	(334,711)
Expenditures for operating properties and other capital assets	(68,853)	(65,526)
Expenditures for acquisitions of development properties and undeveloped land	—	(40,033)
Net proceeds received from disposition	—	33,416
Net cash used in investing activities	(660,477)	(406,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock and restricted stock units	(11,595)	(22,921)
Distributions to noncontrolling interests in consolidated property partnerships	(22,818)	(27,497)
Dividends and distributions paid to common stockholders and common unitholders	(191,499)	(183,822)
Financing costs	(10,962)	(3,083)
Principal payments and repayments of secured debt	(4,310)	(4,146)
Proceeds from issuance of secured debt (Note 4)	375,000	—
Borrowings on unsecured debt (Note 4)	320,000	—
Repurchases of unsecured debt (Note 4)	(14,290)	—
Net cash provided by (used in) financing activities	439,526	(241,469)
Net increase (decrease) in cash and cash equivalents and restricted cash	271,415	(164,093)
Cash and cash equivalents and restricted cash, beginning of period	347,379	427,083
Cash and cash equivalents and restricted cash, end of period	$618,794	$262,990

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	September 30, 2023	December 31, 2022
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,743,170	$1,738,242
Buildings and improvements	8,431,499	8,302,081
Undeveloped land and construction in progress	1,950,424	1,691,860
Total real estate assets held for investment	12,125,093	11,732,183
Accumulated depreciation and amortization	(2,443,659)	(2,218,710)
Total real estate assets held for investment, net	9,681,434	9,513,473
CASH AND CASH EQUIVALENTS	618,794	347,379
MARKETABLE SECURITIES (Notes 2 and 9)	278,789	23,547
CURRENT RECEIVABLES, NET	11,383	20,583
DEFERRED RENT RECEIVABLES, NET	466,073	452,200
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	228,742	250,846
RIGHT OF USE GROUND LEASE ASSETS	125,765	126,530
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 3)	60,141	62,429
TOTAL ASSETS	$11,471,121	$10,796,987
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 4 and 9)	$604,480	$242,938
Unsecured debt, net (Notes 4 and 9)	4,330,326	4,020,058
Accounts payable, accrued expenses and other liabilities	426,662	392,360
Ground lease liabilities	124,517	124,994
Accrued distributions (Note 14)	64,423	64,285
Deferred revenue and acquisition-related intangible liabilities, net	178,542	195,959
Rents received in advance and tenant security deposits	74,646	81,432
Total liabilities	5,803,596	5,122,026
COMMITMENTS AND CONTINGENCIES (Note 8)
CAPITAL:
Common units, 117,239,558 and 116,878,031 held by the general partner and 1,150,574 held by common limited partners issued and outstanding	5,487,272	5,490,571
Noncontrolling interests in consolidated property partnerships (Note 1)	180,253	184,390
Total capital	5,667,525	5,674,961
TOTAL LIABILITIES AND CAPITAL	$11,471,121	$10,796,987

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Rental income (Note 7)	$280,681	$272,546	$852,094	$804,330
Other property income	2,913	3,412	8,584	8,313
Total revenues	283,594	275,958	860,678	812,643
EXPENSES
Property expenses	59,445	52,075	168,233	147,421
Real estate taxes	28,363	27,415	84,868	78,718
Ground leases	2,390	1,771	7,172	5,473
General and administrative expenses (Note 6)	24,761	23,524	71,356	68,425
Leasing costs	1,852	1,015	4,550	3,475
Depreciation and amortization	85,224	81,140	269,262	266,215
Total expenses	202,035	186,940	605,441	569,727
OTHER INCOME (EXPENSES)
Interest and other income, net	7,015	295	11,896	501
Interest expense (Note 4)	(29,837)	(19,982)	(81,891)	(60,728)
Gain on sale of depreciable operating property	—	17,329	—	17,329
Total other expenses	(22,822)	(2,358)	(69,995)	(42,898)
NET INCOME	58,737	86,660	185,242	200,018
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(5,460)	(6,239)	(18,673)	(18,333)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$53,277	$80,421	$166,569	$181,685
Net income available to common unitholders per unit – basic (Note 11)	$0.45	$0.68	$1.40	$1.53
Net income available to common unitholders per unit – diluted (Note 11)	$0.45	$0.68	$1.40	$1.53
Weighted average common units outstanding – basic (Note 11)	118,335,183	118,023,527	118,283,994	117,933,195
Weighted average common units outstanding – diluted (Note 11)	118,645,820	118,392,985	118,561,969	118,313,723

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2022	118,028,605	$5,490,571	$184,390	$5,674,961
Net income		57,168	8,062	65,230
Issuance of share-based compensation awards		1,365		1,365
Non-cash amortization of share-based compensation (Note 6)		11,566		11,566
Settlement of restricted stock units	445,973	—		—
Repurchase of common units and restricted stock units	(203,042)	(8,363)		(8,363)
Distributions to noncontrolling interests in consolidated property partnerships			(7,068)	(7,068)
Distributions declared per common unit ($0.54 per unit)		(65,269)		(65,269)
BALANCE AS OF MARCH 31, 2023	118,271,536	5,487,038	185,384	5,672,422
Net income		56,124	5,151	61,275
Issuance of share-based compensation awards		726		726
Non-cash amortization of share-based compensation (Note 6)		9,496		9,496
Settlement of restricted stock units	103,135	—		—
Repurchase of common units, stock options and restricted stock units	(46,189)	(1,340)		(1,340)
Distributions to noncontrolling interests in consolidated property partnerships			(10,393)	(10,393)
Distributions declared per common unit ($0.54 per unit)		(64,592)		(64,592)
BALANCE AS OF JUNE 30, 2023	118,328,482	5,487,452	180,142	5,667,594
Net income		53,277	5,460	58,737
Issuance of share-based compensation awards		538		538
Non-cash amortization of share-based compensation (Note 6)		12,310		12,310
Settlement of restricted stock units	115,492	—		—
Repurchase of common units, stock options and restricted stock units	(53,842)	(1,892)		(1,892)
Distributions to noncontrolling interests in consolidated property partnerships			(5,349)	(5,349)
Distributions declared per common unit ($0.54 per unit) (Note 14)		(64,413)		(64,413)
BALANCE AS OF SEPTEMBER 30, 2023	118,390,132	$5,487,272	$180,253	$5,667,525

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL – (Continued)
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2021	117,614,743	$5,493,806	$196,064	$5,689,870
Net income		53,644	5,739	59,383
Issuance of share-based compensation awards		1,942		1,942
Non-cash amortization of share-based compensation		6,598		6,598
Settlement of restricted stock units	459,050	—		—
Repurchase of common units and restricted stock units	(207,139)	(13,994)		(13,994)
Distributions to noncontrolling interests in consolidated property partnerships			(14,842)	(14,842)
Distributions declared per common unit ($0.52 per unit)		(63,196)		(63,196)
BALANCE AS OF MARCH 31, 2022	117,866,654	5,478,800	186,961	5,665,761
Net income		47,620	6,355	53,975
Issuance of share-based compensation awards		635		635
Non-cash amortization of share-based compensation		9,665		9,665
Settlement of restricted stock units	273,382	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(118,492)	(8,660)		(8,660)
Distributions to noncontrolling interests in consolidated property partnerships			(6,948)	(6,948)
Distributions declared per common unit ($0.52 per unit)		(61,877)		(61,877)
BALANCE AS OF JUNE 30, 2022	118,021,544	5,466,183	186,368	5,652,551
Net income		80,421	6,239	86,660
Issuance of share-based compensation awards		505		505
Non-cash amortization of share-based compensation		10,287		10,287
Settlement of restricted stock units	11,930	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(5,447)	(267)		(267)
Distributions to noncontrolling interests in consolidated property partnerships			(5,700)	(5,700)
Distributions declared per common unit ($0.54 per unit)		(64,259)		(64,259)
BALANCE AS OF SEPTEMBER 30, 2022	118,028,027	$5,492,870	$186,907	$5,679,777

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,242	$200,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	263,662	261,129
Depreciation of non-real estate furniture, fixtures and equipment	5,600	5,086
Revenue reversals for doubtful accounts, net (Note 7)	3,931	191
Non-cash amortization of share-based compensation awards	28,360	21,635
Non-cash amortization of deferred financing costs and debt discounts	3,921	2,442
Non-cash amortization of net below market rents	(5,675)	(8,171)
Gain on sale of depreciable operating property	—	(17,329)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(14,643)	(14,221)
Straight-line rents	(16,533)	(38,239)
Amortization of right of use ground lease assets	765	594
Net change in other operating assets	2,042	(5,323)
Net change in other operating liabilities	35,694	76,418
Net cash provided by operating activities	492,366	484,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certificates of deposit (Note 2)	(252,830)	—
Expenditures for development and redevelopment properties and undeveloped land	(338,794)	(334,711)
Expenditures for operating properties and other capital assets	(68,853)	(65,526)
Expenditures for acquisitions of development properties and undeveloped land	—	(40,033)
Net proceeds received from disposition	—	33,416
Net cash used in investing activities	(660,477)	(406,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common units and restricted stock units	(11,595)	(22,921)
Distributions to noncontrolling interests in consolidated property partnerships	(22,818)	(27,497)
Distributions paid to common unitholders	(191,499)	(183,822)
Financing costs	(10,962)	(3,083)
Principal payments and repayments of secured debt	(4,310)	(4,146)
Proceeds from issuance of secured debt (Note 4)	375,000	—
Borrowings on unsecured debt (Note 4)	320,000	—
Repurchases of unsecured debt (Note 4)	(14,290)	—
Net cash provided by (used in) financing activities	439,526	(241,469)
Net increase (decrease) in cash and cash equivalents and restricted cash	271,415	(164,093)
Cash and cash equivalents and restricted cash, beginning of period	347,379	427,083
Cash and cash equivalents and restricted cash, end of period	$618,794	$262,990

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

Our stabilized portfolio of operating properties was comprised of the following properties at September 30, 2023:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	120	16,285,153	401	86.2%	87.5%
________________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2023 Average Occupancy
Stabilized Residential Properties	3	1,001	92.9%

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

During the nine months ended September 30, 2023, we added one development project to our stabilized portfolio consisting of one building totaling 70,616 square feet of office space in San Diego, California. As of September 30, 2023, the following properties were excluded from our stabilized portfolio:

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We did not have any properties held for sale at September 30, 2023. Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2023 was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of September 30, 2023, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one development project in the tenant improvement phase and one future development project in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of September 30, 2023, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of September 30, 2023, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of September 30, 2023, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of September 30, 2023 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At September 30, 2023, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At September 30, 2023, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of September 30, 2023, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $423.9 million (of which $353.2 million related to real estate held for investment), approximately $26.9 million and approximately $175.5 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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

2.    Marketable Securities

Marketable securities consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Deferred compensation plan assets	$25,959	$23,547
Certificates of deposit	252,830	—
Total marketable securities	$278,789	$23,547

3.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$37,940	$41,538
Prepaid expenses and deferred financing costs, net	17,558	11,364
Other assets	4,643	9,527
Total prepaid expenses and other assets, net	$60,141	$62,429

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

In July 2023, certain of our and the Operating Partnership’s subsidiaries entered into a $375.0 million mortgage loan transaction (the “Loan”) secured by, among other things, a deed of trust, assignment of leases and rents, security agreement and fixture filing encumbering two office buildings, 608 apartment units and over 95,000 square feet of retail at the Company’s One Paseo mixed-use campus in Del Mar, California. The Loan matures on August 10, 2034, bears interest at an annual rate of 5.90% and requires monthly interest payments only, which commenced on September 10, 2023. In addition, the Operating Partnership has entered into a guaranty in favor of the lender in connection with the Loan. The Loan is generally non-recourse to the Operating Partnership, but the lender has recourse to the Operating Partnership for certain recourse exceptions.

Unsecured Debt

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the unsecured term loan facility and all of the unsecured senior notes.

Partial Repurchase of $425.0 Million Unsecured Senior Note

During the three months ended September 30, 2023, the Company completed open-market repurchases of $14.3 million of the Operating Partnership’s 3.45% $425.0 million unsecured senior notes due December 15, 2024 at a discount, leaving an aggregate remaining principal balance of $410.7 million.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	6.31%	5.20%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2025
________________________
(1)Total borrowing capacity is reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of the date of this report. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using a contractual rate of Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of September 30, 2023 and December 31, 2022. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2023 and December 31, 2022, $3.7 million and $5.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

The following table summarizes the balance and terms of our unsecured term loan facility as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$520,000	$200,000
Remaining borrowing capacity	—	200,000
Total borrowing capacity (1)	$520,000	$400,000
Interest rate (2)	6.37%	5.23%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date (4)	October 3, 2024
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million and $100.0 million as of September 30, 2023 and December 31, 2022, respectively, under an accordion feature pursuant to the terms of the unsecured term loan facility.
(2)Our unsecured term loan facility interest rate was calculated using a contractual rate of Adjusted SOFR plus a margin of 0.950% based on our credit rating as of September 30, 2023 and December 31, 2022.
(3)Our undrawn facility fee is paid on a quarterly basis and is calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2023 and December 31, 2022, $3.1 million and $4.5 million, respectively, of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.
(4)The maturity date may be extended by two twelve-month periods, at the Company’s option.

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our debt covenants as of September 30, 2023.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of September 30, 2023:

Year	(in thousands)
Remaining 2023	$1,465
2024 (1)	936,716
2025	406,246
2026	401,317
2027	249,125
2028	400,000
Thereafter	2,575,000
Total aggregate principal value (2)	$4,969,869
________________________
(1)Includes the $520.0 million outstanding as of September 30, 2023 on the unsecured term loan facility maturing on October 3, 2024, for which the Company has two twelve-month extension options.
(2)Includes gross principal balance of outstanding debt before the effect of the following at September 30, 2023: $29.5 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt and $5.6 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2023 and 2022. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gross interest expense	$49,893	$39,659	$139,148	$118,995
Capitalized interest and deferred financing costs	(20,056)	(19,677)	(57,257)	(58,267)
Interest expense	$29,837	$19,982	$81,891	$60,728

5.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of September 30, 2023, December 31, 2022 and September 30, 2022. The remaining approximate 1.0% common limited partnership interest as of September 30, 2023, December 31, 2022 and September 30, 2022 was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors, executive officers and directors as of September 30, 2023, December 31, 2022 and September 30, 2022.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $37.8 million and $44.7 million as of September 30, 2023 and December 31, 2022, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of September 30, 2023, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Plan. As of September 30, 2023, approximately 2.9 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

Executive Transitions

On March 30, 2023, our Chief Executive Officer (“CEO”) announced his retirement effective December 31, 2023. Additionally, as previously disclosed, the Company and our former President entered into a separation agreement in 2022 under which he continued to serve as an officer of the Company until the scheduled expiration date of his employment agreement on March 1, 2023.

For our CEO, the vesting of all unvested share-based compensation awards is being accelerated through December 31, 2023 and the final number of any restricted stock units (“RSUs”) subject to market and/or performance-based vesting requirements that vest will be based upon a shortened performance period ending on December 31, 2023. Share-based compensation expense for these awards will be recognized based on our current assumption of the achievement of market and/or performance-based vesting requirements for the shortened performance periods. For our former President, the vesting of all unvested share-based compensation awards was accelerated through March 1, 2023 and the final number of RSUs earned that were subject to market and/or performance-based vesting requirements was based upon the actual achievement of the market and/or performance conditions for a shortened performance period ended on March 1, 2023. For the three and nine months ended September 30, 2023, we recognized $8.0 million and $21.2 million, respectively, of stock compensation expense related to the accelerated vesting of awards for our CEO and former President.

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

Compensation expense for the 2023 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period, except for our CEO, whose compensation expense is recognized on an accelerated basis through his announced retirement date of December 31, 2023. During the nine months ended September 30, 2023, we recognized $10.2 million of compensation expense for the 2023 Performance-Based RSU grant assuming the 2023 FFO Performance Condition is met at 150% of the target level of achievement (175% for our CEO) and the 2023 Debt to EBITDA Ratio Performance Condition is met at 100% of the target level of achievement (175% for our CEO). In the event we achieve a lower level of performance or fail to meet the FFO performance condition, we would reverse a portion or all of the $10.2 million of compensation expense.

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

The fair value of the 2023 Performance-Based RSU grant as of the valuation date noted above, based on a target level of achievement, was $12.0 million. For the three and nine months ended September 30, 2023, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

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

2022 and 2021 Performance-Based RSUs

Compensation cost for the 2022 performance-based RSUs for the three and nine months ended September 30, 2023 assumes the 2022 Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement (175% for our CEO). Compensation cost for the 2021 performance-based RSUs for the three and nine months ended September 30, 2023 assumes the 2021 Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement (175% for our CEO).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $12.3 million and $10.3 million for the three months ended September 30, 2023 and 2022, respectively, and $33.4 million and $26.5 million for the nine months ended September 30, 2023 and 2022, respectively. Share-based compensation costs for the three and nine months ended September 30, 2023 include $8.0 million and $21.2 million, respectively, of accelerated share-based compensation costs for our CEO and former President as discussed above. Of the total share-based compensation costs, $1.7 million and $5.0 million was capitalized as part of the real estate assets for the three and nine months ended September 30, 2023, respectively, and $1.9 million and $5.0 million was capitalized as part of the real estate assets for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was approximately $28.5 million of total unrecognized compensation cost related to nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of September 30, 2023, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.4 years, which includes the shortened vesting period for our CEO due to his announced retirement on December 31, 2023. The remaining compensation cost related to these nonvested RSU awards had been recognized in periods prior to September 30, 2023.

7.    Rental Income and Future Minimum Rent

Our rental income is primarily comprised of payments defined under leases and are subject to scheduled fixed increases. Additionally, rental income includes variable payments for tenant reimbursements of property-related expenses and payments based on a percentage of tenant’s sales.

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability reversals or recoveries for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Fixed lease payments	$232,090	$231,747	$713,254	$685,797
Variable lease payments	49,232	42,503	142,771	118,724
Net collectability reversals (1)	(641)	(1,704)	(3,931)	(191)
Total rental income	$280,681	$272,546	$852,094	$804,330
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

We have operating leases with tenants that expire at various dates through 2048 and are subject to scheduled fixed increases. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of September 30, 2023 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2023	$202,244
2024	805,187
2025	797,014
2026	746,466
2027	681,760
2028	636,557
Thereafter	1,924,042
Total (1)	$5,793,270
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Commitments and Contingencies

General

As of September 30, 2023, we had commitments of approximately $396.5 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, development and redevelopment properties.

Environmental Matters

As of September 30, 2023, we had accrued environmental remediation liabilities of approximately $77.8 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects.

9.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our deferred compensation plan assets as of September 30, 2023 and December 31, 2022:

	Fair Value (Level 1) (1)
	September 30, 2023	December 31, 2022
Description	(in thousands)
Deferred compensation plan assets (2)	$25,959	$23,547
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The deferred compensation plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Assets
Certificates of deposit (2)	$252,830	$252,830	$—	$—
Liabilities
Secured debt, net	$604,480	$565,256	$242,938	$225,847
Unsecured debt, net	$4,330,326	$3,741,167	$4,020,058	$3,500,420
________________________
(1)Fair value calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
(2)The carrying value of the certificates of deposit approximate their fair values due to their short-term maturities. The Company intends to hold the certificates of deposit until their maturity dates in January and April 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$52,762	$79,757	$164,957	$179,990
Allocation to participating securities (1)	(269)	(287)	(959)	(980)
Numerator for basic and diluted net income available to common stockholders	$52,493	$79,470	$163,998	$179,010
Denominator:
Basic weighted average vested shares outstanding	117,184,609	116,872,953	117,133,420	116,782,621
Effect of dilutive securities	310,637	369,458	277,975	380,528
Diluted weighted average vested shares and common stock equivalents outstanding	117,495,246	117,242,411	117,411,395	117,163,149
Basic earnings per share:
Net income available to common stockholders per share	$0.45	$0.68	$1.40	$1.53
Diluted earnings per share:
Net income available to common stockholders per share	$0.45	$0.68	$1.40	$1.53
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options and RSUs are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2023 and 2022. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2023 and 2022, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the nine months ended September 30, 2023, as they were anti-dilutive. See Note 6 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$53,277	$80,421	$166,569	$181,685
Allocation to participating securities (1)	(269)	(287)	(959)	(980)
Numerator for basic and diluted net income available to common unitholders	$53,008	$80,134	$165,610	$180,705
Denominator:
Basic weighted average vested units outstanding	118,335,183	118,023,527	118,283,994	117,933,195
Effect of dilutive securities	310,637	369,458	277,975	380,528
Diluted weighted average vested units and common unit equivalents outstanding	118,645,820	118,392,985	118,561,969	118,313,723
Basic earnings per unit:
Net income available to common unitholders per unit	$0.45	$0.68	$1.40	$1.53
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.45	$0.68	$1.40	$1.53
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options and RSU are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2023 and 2022. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2023 and 2022, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the nine months ended September 30, 2023, as they were anti-dilutive. See Note 6 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Supplemental Cash Flow Information of the Company

Supplemental cash flow information follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $53,637 and $55,080 as of September 30, 2023 and 2022, respectively	$60,528	$43,838
Cash paid for amounts included in the measurement of ground lease liabilities	$4,939	$4,719
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$98,631	$97,014
Tenant improvements funded directly by tenants	$6,026	$7,397
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 14)	$64,423	$64,271

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$347,379	$414,077
Restricted cash at beginning of period	—	13,006
Cash and cash equivalents and restricted cash at beginning of period	$347,379	$427,083

Cash and cash equivalents at end of period	$618,794	$249,981
Restricted cash at end of period	—	13,009
Cash and cash equivalents and restricted cash at end of period	$618,794	$262,990

13.    Supplemental Cash Flow Information of the Operating Partnership

Supplemental cash flow information follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $53,637 and $55,080 as of September 30, 2023 and 2022, respectively	$60,528	$43,838
Cash paid for amounts included in the measurement of ground lease liabilities	$4,939	$4,719
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$98,631	$97,014
Tenant improvements funded directly by tenants	$6,026	$7,397
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 14)	$64,423	$64,271

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$347,379	$414,077
Restricted cash at beginning of period	—	13,006
Cash and cash equivalents and restricted cash at beginning of period	$347,379	$427,083

Cash and cash equivalents at end of period	$618,794	$249,981
Restricted cash at end of period	—	13,009
Cash and cash equivalents and restricted cash at end of period	$618,794	$262,990

14.    Subsequent Events

On October 11, 2023, aggregate dividends, distributions and dividend equivalents of $64.4 million were paid to common stockholders, common unitholders and RSU holders of record on September 30, 2023.

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

Overview and Background

We are a self-administered REIT active in premier office, life science and mixed-use submarkets in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin, Texas, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of September 30, 2023, December 31, 2022 and September 30, 2022. As of September 30, 2023, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land.

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

Stabilized Development Projects

During the nine months ended September 30, 2023, we completed and added the following development project to our stabilized portfolio:

•9514 Towne Centre Drive, University Towne Center, San Diego, California. We commenced construction on this project in September 2021 and completed base building components and moved the project into the tenant improvement phase in April 2023. This project is comprised of 70,616 square feet of office space at a total estimated investment of $60.0 million. We completed construction and added the building to our stabilized portfolio in July 2023. The building is 100% leased to a global technology company.

In-Process Development Projects - Tenant Improvement

As of September 30, 2023, the following project was in the tenant improvement phase:

•Indeed Tower, Austin CBD, Austin, Texas. We acquired this project upon core/shell completion in June 2021. This project encompasses approximately 734,000 square feet of office space at a total estimated investment of $690.0 million and is 74% leased to 14 tenants with 42% of the space leased to Indeed, Inc. through 2034. This project will reach stabilization in the fourth quarter of 2023 upon one year passing since substantial completion.

In-Process Development Projects - Under Construction

As of September 30, 2023, we had one project in our in-process development pipeline that was under construction:

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

As of September 30, 2023, we had two redevelopment projects under construction:

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

Future Development Pipeline

As of September 30, 2023, our future development pipeline included eight future projects located in Greater Los Angeles, San Diego County, the San Francisco Bay Area, Greater Seattle and Austin with an aggregate cost basis of approximately $1.3 billion at which we believe we could develop more than 7.0 million rentable square feet for a total estimated investment of approximately $8.0 billion to $9.0 billion, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline:

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 9/30/2023 ($ in millions) (2)

Greater Los Angeles
1633 26th Street	West Los Angeles	190,000	$15.0
San Diego County
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000	112.8
2045 Pacific Highway	Little Italy	275,000	57.6
Kilroy East Village	East Village	TBD	68.0
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	227.7
Flower Mart	SOMA	2,300,000	600.2
Greater Seattle
SIX0	Denny Regrade	925,000	186.7
Austin
Stadium Tower	Stadium District / Domain	493,000	69.2
Total:			$1,337.2
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
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of September 30, 2023.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the three and nine months ended September 30, 2023, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. In the event of an extended cessation of development activities, such projects may potentially no longer qualify for capitalization of interest or other carrying costs. For the three and nine months ended September 30, 2023, we capitalized $20.1 million and $57.3 million, respectively, of interest to our qualifying development and redevelopment projects. For the three and nine months ended September 30, 2023, we capitalized $3.7 million and $12.2 million, respectively, of internal costs to our qualifying development and redevelopment projects.

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

As of September 30, 2023, there was approximately $28.5 million of total unrecognized compensation cost related to outstanding nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of September 30, 2023, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. The costs are expected to be recognized over a weighted-average period of 1.4 years, which includes the shortened vesting period for our Chief Executive Officer due to his announced retirement on December 31, 2023. The $28.5 million of unrecognized compensation cost does not reflect the future compensation cost for any potential share-based awards that may be issued subsequent to September 30, 2023. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. For additional information regarding our equity incentive awards, see Note 6 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three and nine months ended September 30, 2023.

For Leases Commenced (1)

Quarter to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year (3)	Changes in Rents (4)	Changes in Cash Rents (5)
	New	Renewal	New	Renewal
2nd Generation (6)	12	13	178,282	148,599	81	$49.43	$7.32	6.9%	(6.2)%
Development Leasing (7)	2	—	98,561	—	149	$121.74	$9.80
Total	14	13	276,843	148,599

Year to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year (3)	Changes in Rents (4)	Changes in Cash Rents (5)
	New	Renewal	New	Renewal
2nd Generation (6)	33	38	359,620	387,517	73	$52.33	$8.60	13.4%	(0.5)%
Development Leasing (7)	3	—	104,016	—	146	$121.73	$10.01
Total	36	38	463,636	387,517

For Leases Executed (1)(8)

Quarter to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year (3)	Changes in Rents (4)	Changes in Cash Rents (5)	Retention Rates (9)
	New	Renewal	New	Renewal
2nd Generation (6)	9	13	30,867	148,599	72	$30.63	$5.10	16.1%	(0.1)%	41.0%
Development Leasing (7)	2	—	8,302	—	101	$126.44	$15.02
Total	11	13	39,169	148,599

Year to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year (3)	Changes in Rents (4)	Changes in Cash Rents (5)	Retention Rates (9)
	New	Renewal	New	Renewal
2nd Generation (6)	35	38	341,976	387,517	65	$54.62	$10.08	10.8%	(0.9)%	24.7%
Development Leasing (7)	4	—	29,452	—	134	$168.60	$15.10
Total	39	38	371,428	387,517
________________________
(1)Includes 100% of consolidated property partnerships.
(2)Represents leasing activity for leases that commenced or were signed during the period in the stabilized and development portfolios, net of month-to-month leases.
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
(7)Represents leases commenced or executed on new construction added to the stabilized portfolio and leasing activity for leases signed in our development and redevelopment portfolios.
(8)During the three months ended September 30, 2023, 9 new leases totaling 35,726 rentable square feet were signed but not commenced. During the nine months ended September 30, 2023, 20 new leases totaling 227,282 rentable square feet were signed but not commenced.
(9)Calculated as the percentage of space either renewed or expanded into by existing tenants or subtenants at lease expiration.

As of September 30, 2023, we believe that the weighted average cash rental rates for our total stabilized portfolio are approximately 5% below the current average market rental rates. Individual properties within any particular submarket presently may be leased either above, below, or at the current market rates within that submarket, and the average rental rates for individual submarkets may be above, below, or at the average cash rental rate or our portfolio.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

During the nine months ended September 30, 2023, we saw an increase in physical occupancy at our properties and commitments by large corporations to in-office work by mandating a minimum number of days employees must work in the office. However, we believe that economic uncertainty and hybrid/remote working arrangements have impacted the timing and volume of leasing and will likely continue to do so in the future. Additionally, decreased demand (including as a result of remote work), increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio for the remainder of 2023 and the next five years and by region for the remainder of 2023 and in 2024.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
Remainder of 2023 (4)	13	264,668	1.9%	$15,076	1.9%	$56.96
2024 (4)	68	1,008,828	7.3%	48,700	6.1%	48.27
2025	67	692,950	5.0%	34,152	4.3%	49.28
2026	59	1,916,944	13.9%	90,492	11.4%	47.21
2027	69	1,138,106	8.2%	47,283	6.0%	41.55
2028	48	1,132,416	8.2%	71,245	9.0%	62.91
Total	324	6,153,912	44.5%	$306,948	38.7%	$49.88

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
					(in thousands)
2023 (4)	Greater Los Angeles	8	214,689	1.5%	$12,969	1.6%	$60.41
	San Diego County	3	38,552	0.3%	1,367	0.2%	35.46
	San Francisco Bay Area	1	7,141	0.1%	547	0.1%	76.60
	Greater Seattle	1	4,286	—%	193	—%	45.03
	Total	13	264,668	1.9%	$15,076	1.9%	$56.96

2024 (4)	Greater Los Angeles	42	482,259	3.5%	$21,087	2.7%	$43.73
	San Diego County	6	45,597	0.3%	1,759	0.2%	38.58
	San Francisco Bay Area	11	267,887	1.9%	17,958	2.2%	67.04
	Greater Seattle	9	213,085	1.6%	7,896	1.0%	37.06
	Total	68	1,008,828	7.3%	$48,700	6.1%	$48.27
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of September 30, 2023, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of September 30, 2023.
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
(4)Adjusting for leases executed as of September 30, 2023 but not yet commenced, the 2023 and 2024 expirations would be reduced by 15,973 and 13,325 square feet, respectively.

In addition to the 2.2 million rentable square feet, or 13.8%, of currently available space in our stabilized portfolio, leases representing approximately 1.9% and 7.3% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2023 and in 2024, respectively. The leases scheduled to expire during the remainder of 2023 and in 2024 represent approximately 1.3 million rentable square feet or 8.0% of our total annualized base rental revenue. Adjusting for leases executed as of September 30, 2023 but not yet commenced, the remaining 2023 and 2024 expirations would be 248,695 and 995,503 square feet, respectively.
Sublease Space. Of our leased space as of September 30, 2023, approximately 1.5 million rentable square feet, or 9.0% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area region. Of the 9.0% of available sublease space in our stabilized portfolio as of September 30, 2023, approximately 7.3% was vacant space, and the remaining 1.7% was occupied. Of the approximately 1.5 million rentable square feet available for sublease as of September 30, 2023, no leases are scheduled to expire in 2023 and approximately 223,003 rentable square feet representing six leases are scheduled to expire in 2024.

Stabilized Portfolio Information

As of September 30, 2023, our stabilized portfolio was comprised of 120 office and life science properties encompassing an aggregate of approximately 16.3 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction or in the tenant improvement phase, redevelopment projects under construction, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

We did not have any properties held for sale at September 30, 2023. During the nine months ended September 30, 2023, we added one development project to our stabilized portfolio consisting of one building totaling 70,616 square feet of office space in San Diego, California. Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2023 was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land on which we believe we have the potential to develop more than 7.0 million rentable square feet, depending upon economic conditions.

As of September 30, 2023, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	1	734,000
In-process development projects - under construction	1	875,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from September 30, 2022 to September 30, 2023:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2022	120	16,248,802
Completed development properties placed in-service	1	70,616
Properties transferred to redevelopment	(1)	(48,146)
Remeasurement	—	13,881
Total as of September 30, 2023 (1)	120	16,285,153
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2023	6/30/2023	3/31/2023
Greater Los Angeles	53	4,344,573	81.2%	81.5%	80.8%
San Diego County	24	2,770,380	86.1%	85.4%	85.9%
San Francisco Bay Area	33	6,170,022	91.1%	92.3%	94.7%
Greater Seattle	10	3,000,178	83.5%	83.4%	95.3%
Total Stabilized Portfolio	120	16,285,153	86.2%	86.6%	89.6%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stabilized Portfolio (1)	86.1%	91.1%	87.8%	91.3%
Same Store Portfolio (2)	86.4%	91.7%	88.2%	91.6%
Residential Portfolio (3)	92.7%	93.5%	92.9%	93.6%
________________________
(1)Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy.
(2)Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2022 and still owned and stabilized as of September 30, 2023 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of September 30, 2023.

Tenant Name (1)	Region	Annualized Base Rental Revenue (2) (3)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue	Percentage of Total Rentable Square Feet	Year(s) of Significant Lease Expiration (4)
		(in thousands)
Global technology company	Greater Seattle / San Diego County	$44,851	849,826	5.7%	5.2%	2032 - 2033 / 2037
Cruise LLC	San Francisco Bay Area	35,449	374,618	4.5%	2.3%	2031
Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.2%	2.6%	2034
Salesforce, Inc.	San Francisco Bay Area / Greater Seattle	30,100	613,497	3.8%	3.8%	2024 / 2029 - 2030 / 2032
LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	29,752	663,460	3.8%	4.1%	2024 / 2026
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	522,879	3.5%	3.2%	2027 / 2031
Okta, Inc.	San Francisco Bay Area	24,206	293,001	3.1%	1.8%	2028
DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.0%	1.5%	2032
Riot Games, Inc. (5)	Greater Los Angeles	22,918	340,584	2.9%	2.1%	2023 - 2024 / 2031
Netflix, Inc.	Greater Los Angeles	21,854	361,388	2.8%	2.2%	2032
Box, Inc.	San Francisco Bay Area	20,390	341,441	2.6%	2.1%	2028
Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.3%	1.4%	2033
DIRECTV, LLC	Greater Los Angeles	16,085	532,956	2.0%	3.3%	2026 - 2027
Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	2.0%	2.1%	2030
Amazon.com	Greater Seattle	14,989	340,705	1.9%	2.1%	2029 - 2030
Total		$379,102	6,474,584	48.1%	39.8%
________________________
(1)Includes subsidiaries of tenant listed.
(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of September 30, 2023.
(3)Includes 100% of the annualized base rental revenues of consolidated property partnerships.
(4)We define significant lease expirations as those with space expiring greater than 25,000 rentable square feet.
(5)The 2023 lease expiration represents 158,371 rentable square feet expiring on November 30, 2023.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2022 and still owned and included in the stabilized portfolio as of September 30, 2023, including our three residential properties in Hollywood and Del Mar, California;

•Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, expenses for certain of our future development projects and the results generated by the following stabilized development properties:

◦One office building that was added to the stabilized portfolio in the second quarter of 2022;
◦Three office buildings that were added to the stabilized portfolio in the third quarter of 2022; and
◦One office building that was added to the stabilized portfolio in the third quarter of 2023; and

•Disposition Properties – includes the results of one property disposed of in the third quarter of 2022.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of September 30, 2023:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	115	15,063,419
Stabilized Development and Redevelopment Properties (1)	5	1,221,734
Total Stabilized Portfolio	120	16,285,153
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development and redevelopment projects and future development projects.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$52,762	$79,757	$(26,995)	(33.8)%
Net income attributable to noncontrolling common units of the Operating Partnership	515	664	(149)	(22.4)%
Net income attributable to noncontrolling interests in consolidated property partnerships	5,460	6,239	(779)	(12.5)%
Net income	$58,737	$86,660	$(27,923)	(32.2)%
Unallocated expense (income):
General and administrative expenses	24,761	23,524	1,237	5.3%
Leasing costs	1,852	1,015	837	82.5%
Depreciation and amortization	85,224	81,140	4,084	5.0%
Interest and other income, net	(7,015)	(295)	(6,720)	NM*
Interest expense	29,837	19,982	9,855	49.3%
Gain on sale of depreciable operating property	—	(17,329)	17,329	(100.0)%
Net Operating Income, as defined	$193,396	$194,697	$(1,301)	(0.7)%
________________________
* Percentage not meaningful.

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023				2022
	Same Store	Development	Disposition	Total	Same Store	Development	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$252,173	$28,508	$—	$280,681	$255,606	$16,832	$108	$272,546
Other property income	2,729	184	—	2,913	3,126	323	(37)	3,412
Total	254,902	28,692	—	283,594	258,732	17,155	71	275,958
Property and related expenses:
Property expenses	55,539	3,906	—	59,445	50,020	1,750	305	52,075
Real estate taxes	25,124	3,239	—	28,363	25,596	1,773	46	27,415
Ground leases	1,895	495	—	2,390	1,754	17	—	1,771
Total	82,558	7,640	—	90,198	77,370	3,540	351	81,261
Net Operating Income, as defined	$172,344	$21,052	$—	$193,396	$181,362	$13,615	$(280)	$194,697

	Three Months Ended September 30, 2023 as compared to the Three Months Ended September 30, 2022
	Same Store		Development		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(3,433)	(1.3)%	$11,676	69.4%	$(108)	(100.0)%	$8,135	3.0%
Other property income	(397)	(12.7)%	(139)	(43.0)%	37	(100.0)%	(499)	(14.6)%
Total	(3,830)	(1.5)%	11,537	67.3%	(71)	(100.0)%	7,636	2.8%
Property and related expenses:
Property expenses	5,519	11.0%	2,156	123.2%	(305)	(100.0)%	7,370	14.2%
Real estate taxes	(472)	(1.8)%	1,466	82.7%	(46)	(100.0)%	948	3.5%
Ground leases	141	8.0%	478	NM*	—	—%	619	35.0%
Total	5,188	6.7%	4,100	115.8%	(351)	(100.0)%	8,937	11.0%
Net Operating Income, as defined	$(9,018)	(5.0)%	$7,437	54.6%	$280	(100.0)%	$(1,301)	(0.7)%
________________________
* Percentage not meaningful.

Net Operating Income decreased $1.3 million, or 0.7%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 resulting from:

•A decrease in Net Operating Income of $9.0 million attributable to the Same Store Properties, which was driven by the following activity:

•A decrease in total operating revenues of $3.8 million primarily due to:

•$9.4 million net decrease comprised of a $12.7 million decrease from lease expirations, net of a $3.3 million increase from new leases and renewals at higher rates; partially offset by

•$3.8 million increase in the tenant reimbursement component of rental income primarily due to higher reimbursable operating expenses; and

•$1.8 million increase in non-recurring revenue related to tenant restoration fees and revenue adjustments for tenant creditworthiness considerations; and

•An increase in property and related expenses of $5.2 million primarily due to an overall increase in physical occupancy from our tenants’ continued return to the office as well as an increase in insurance premiums;

•An increase in Net Operating Income of $7.4 million attributable to the Development Properties, of which $5.2 million was contributed by Indeed Tower due to revenue recognition on the space leased to Indeed, Inc., which commenced in the fourth quarter of 2022; and

•An increase in Net Operating Income of $0.3 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 5.3%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to an increase in share-based compensation expense of $2.1 million, which was driven by the accelerated vesting of awards for our CEO’s previously announced retirement, partially offset by a decrease from corporate cost-cutting measures.

Leasing Costs

Leasing costs increased $0.8 million, or 82.5%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in leasing overhead and deal costs during the three months ended September 30, 2023.

Depreciation and Amortization

Depreciation and amortization increased $4.1 million, or 5.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the following:

•An increase of $11.8 million attributable to the Development Properties; partially offset by

•A decrease of $7.5 million attributable to the Same Store Properties primarily due to an in-place lease intangible asset becoming fully amortized in the second quarter of 2023; and

•A decrease of $0.2 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$49,893	$39,659	$10,234	25.8%
Capitalized interest and deferred financing costs	(20,056)	(19,677)	(379)	1.9%
Interest expense	$29,837	$19,982	$9,855	49.3%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $10.2 million, or 25.8%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to an increase in the average outstanding debt balance and an increase in the weighted average interest rate for the three months ended September 30, 2023. The weighted average interest rates were 4.16% and 3.87% for the three months ended September 30, 2023 and 2022, respectively.

Capitalized interest and deferred financing costs remained generally consistent for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. During the three months ended September 30, 2023 and 2022, we capitalized interest on in-process development and redevelopment projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $2.0 billion, respectively. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $0.8 million or 12.5% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to lower rental income resulting from a lease termination during the first quarter of 2023 partially offset by termination fee income recognized in the third quarter of 2023 at properties held in consolidated property partnerships. The amounts reported for the three months ended September 30, 2023 and 2022 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest’s share of net income for Redwood City Partners, LLC (“Redwood LLC”).

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$164,957	$179,990	$(15,033)	(8.4)%
Net income attributable to noncontrolling common units of the Operating Partnership	1,612	1,695	(83)	(4.9)%
Net income attributable to noncontrolling interests in consolidated property partnerships	18,673	18,333	340	1.9%
Net income	$185,242	$200,018	$(14,776)	(7.4)%
Unallocated expense (income):
General and administrative expenses	71,356	68,425	2,931	4.3%
Leasing costs	4,550	3,475	1,075	30.9%
Depreciation and amortization	269,262	266,215	3,047	1.1%
Interest and other income, net	(11,896)	(501)	(11,395)	NM*
Interest expense	81,891	60,728	21,163	34.8%
Gain on sale of depreciable operating property	—	(17,329)	17,329	(100.0)%
Net Operating Income, as defined	$600,405	$581,031	$19,374	3.3%
________________________
* Percentage not meaningful.

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023				2022
	Same Store	Development	Disposition	Total	Same Store	Development	Disposition	Total
	(in thousands)
Operating revenues:
Rental income	$768,187	$83,907	$—	$852,094	$758,294	$43,884	$2,152	$804,330
Other property income	7,790	794	—	8,584	7,355	909	49	8,313
Total	775,977	84,701	—	860,678	765,649	44,793	2,201	812,643
Property and related expenses:
Property expenses	157,669	10,564	—	168,233	141,529	4,811	1,081	147,421
Real estate taxes	74,318	10,550	—	84,868	73,837	4,705	176	78,718
Ground leases	5,673	1,499	—	7,172	5,264	209	—	5,473
Total	237,660	22,613	—	260,273	220,630	9,725	1,257	231,612
Net Operating Income, as defined	$538,317	$62,088	$—	$600,405	$545,019	$35,068	$944	$581,031

	Nine Months Ended September 30, 2023 as compared to the Nine Months Ended September 30, 2022
	Same Store		Development		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$9,893	1.3%	$40,023	91.2%	$(2,152)	(100.0)%	$47,764	5.9%
Other property income	435	5.9%	(115)	(12.7)%	(49)	(100.0)%	271	3.3%
Total	10,328	1.3%	39,908	89.1%	(2,201)	(100.0)%	48,035	5.9%
Property and related expenses:
Property expenses	16,140	11.4%	5,753	119.6%	(1,081)	(100.0)%	20,812	14.1%
Real estate taxes	481	0.7%	5,845	124.2%	(176)	(100.0)%	6,150	7.8%
Ground leases	409	7.8%	1,290	617.2%	—	—%	1,699	31.0%
Total	17,030	7.7%	12,888	132.5%	(1,257)	(100.0)%	28,661	12.4%
Net Operating Income, as defined	$(6,702)	(1.2)%	$27,020	77.1%	$(944)	(100.0)%	$19,374	3.3%

Net Operating Income increased $19.4 million, or 3.3%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily resulting from:

•A decrease of $6.7 million attributable to the Same Store Properties primarily resulting from:

•An increase in property and related expenses of $17.0 million primarily due to an overall increase in physical occupancy from our tenants’ continued return to the office as well as an increase in insurance premiums; partially offset by

•An increase in total operating revenues of $10.3 million primarily due to:

•$14.5 million increase in the tenant reimbursements component of rental income primarily due to higher reimbursable operating expenses; and

•$8.1 million net increase in non-recurring revenue related to $10.8 million of tenant restoration fees net of $2.7 million of revenue adjustments for tenant creditworthiness considerations; partially offset by

•$12.7 million net decrease comprised of $22.0 million decrease from lease expirations net of $9.3 million increase from new leases and renewals at higher rates; and

•A decrease of $0.9 million attributable to the Disposition Properties; partially offset by

•An increase of $27.0 million attributable to the Development Properties, of which $16.1 million was contributed by Indeed Tower due to revenue recognition on the space leased to Indeed, Inc., which commenced in the fourth quarter of 2022.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses increased $2.9 million, or 4.3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in share-based compensation expense of $6.4 million, which was driven by the accelerated vesting of awards for our CEO’s previously announced retirement, partially offset by a decrease from corporate cost-cutting measures.

Leasing Costs

Leasing costs increased $1.1 million, or 30.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in leasing overhead during the nine months ended September 30, 2023.

Depreciation and Amortization

Depreciation and amortization increased $3.0 million, or 1.1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to the following:

•An increase of $14.0 million attributable to the Development Properties; partially offset by

•A decrease of $10.2 million attributable to the Same Store Properties primarily due to an in-place lease intangible asset becoming fully amortized in the second quarter of 2023; and

•A decrease of $0.8 million attributable to the Disposition Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$139,148	$118,995	$20,153	16.9%
Capitalized interest and deferred financing costs	(57,257)	(58,267)	1,010	(1.7)%
Interest expense	$81,891	$60,728	$21,163	34.8%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $20.2 million, or 16.9%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, due to an increase in the average outstanding debt balance and an increase in the weighted average interest rate for the nine months ended September 30, 2023. The weighted average interest rates were 4.10% and 3.87% for the nine months ended September 30, 2023 and 2022, respectively.

Capitalized interest and deferred financing costs decreased $1.0 million, or 1.7%, compared to the nine months ended September 30, 2022, primarily due to a decrease in the average development asset balances qualifying for interest capitalization during the nine months ended September 30, 2023. During the nine months ended September 30, 2023 and 2022, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $2.0 billion, respectively. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs. Refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 for additional information about the potential impact of inflation on our interest expense and construction costs and the impact on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships remained generally consistent for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The amounts reported for the nine months ended September 30, 2023 and 2022 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest’s share of net income for Redwood City Partners, LLC (“Redwood LLC”).

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility and unsecured term loan facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2023 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of September 30, 2023, we had approximately $618.8 million in cash and cash equivalents as well as $252.8 million in short-term certificates of deposit. In March 2023, we increased the total borrowing capacity of the unsecured term loan facility to $520.0 million and the full amount was outstanding as of September 30, 2023. In August and September, we repurchased $14.3 million of the Operating Partnership’s 3.45% $425.0 million unsecured senior notes due December 15, 2024 at a discount. As of the date of this report, we had approximately $1.1 billion available under our unsecured revolving credit facility. Excluding our unsecured term loan facility, for which we have two twelve-month extension options, our next debt maturity occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds, and there can be no assurances that we will successfully obtain such financings.

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

On September 12, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share. The regular quarterly cash dividend is payable to stockholders of record on September 30, 2023 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on September 30, 2023, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 11, 2023 were $63.9 million.

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

Capitalization

As of September 30, 2023, our total debt as a percentage of total market capitalization was 57.1%, which was calculated based on the closing price per share of the Company’s common stock of $31.61 on September 30, 2023 as shown in the following table:

	Shares/Units at September 30, 2023	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility		$520,000	6.0%
Unsecured Senior Notes due 2024		410,710	4.7%
Unsecured Senior Notes due 2025		400,000	4.6%
Unsecured Senior Notes Series A & B due 2026		250,000	2.9%
Unsecured Senior Notes due 2028		400,000	4.6%
Unsecured Senior Notes due 2029		400,000	4.6%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.9%
Unsecured Senior Notes due 2030		500,000	5.7%
Unsecured Senior Notes due 2031		350,000	4.0%
Unsecured Senior Notes due 2032		425,000	4.9%
Unsecured Senior Notes due 2033		450,000	5.2%
Secured debt		614,159	7.0%
Total debt		$4,969,869	57.1%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,150,574	$36,370	0.4%
Shares of common stock outstanding	117,239,558	3,705,942	42.5%
Total Equity and Noncontrolling Interests in the Operating Partnership		$3,742,312	42.9%
Total Market Capitalization		$8,712,181	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2023: $29.5 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt and $5.6 million of unamortized discounts for the unsecured senior notes.
(2)    As of September 30, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Value based on closing price per share of our common stock of $31.61 as of September 30, 2023.
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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	6.31%	5.20%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2025
________________________
(1)Total borrowing capacity is reduced by the amount of our outstanding letters of credit which total $5.2 million as of the date of this report. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using a contractual rate of Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of September 30, 2023 and December 31, 2022. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2023 and December 31, 2022, $3.7 million and $5.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

The following table summarizes the balance and terms of our unsecured term loan facility as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$520,000	$200,000
Remaining borrowing capacity	—	200,000
Total borrowing capacity (1)	$520,000	$400,000
Interest rate (2)	6.37%	5.23%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date (4)	October 3, 2024
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million and $100.0 million as of September 30, 2023 and December 31, 2022, respectively, under an accordion feature pursuant to the terms of the unsecured term loan facility
(2)Our unsecured term loan facility interest rate was calculated using a contractual rate of Adjusted SOFR plus a margin of 0.950% based on our credit rating as of September 30, 2023 and December 31, 2022.
(3)Our undrawn facility fee is paid on a quarterly basis and is calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of September 30, 2023 and December 31, 2022, $3.1 million and $4.5 million, respectively, of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.
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

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. Capital raising could be more challenging under current market conditions as uncertainty related to interest rates, inflation rates, economic outlook, geopolitical events (including the military conflicts between Russia and Ukraine as well as Israel and Gaza) and other factors have contributed and may continue to contribute to significant volatility and negative pressures in financial markets. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of September 30, 2023 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility	$520,000
Unsecured Senior Notes due 2024	410,710
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Unsecured Senior Notes due 2033	450,000
Secured Debt	614,159
Total Unsecured and Secured Debt (1)	4,969,869
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(35,063)
Total Debt, Net	$4,934,806
________________________
(1)As of September 30, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(2)Includes $29.5 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt and $5.6 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

In July 2023, certain of our and the Operating Partnership’s subsidiaries entered into a $375.0 million mortgage loan transaction (the “Loan”) secured by, among other things, a deed of trust, assignment of leases and rents, security agreement and fixture filing encumbering two office buildings, 608 apartment units and over 95,000 square feet of retail at the Company’s One Paseo mixed-use campus in Del Mar, California. The Loan matures on August 10, 2034, bears interest at an annual rate of 5.90% and requires monthly interest payments only, commencing on September 10, 2023. In addition, the Operating Partnership has entered into a guaranty in favor of the lender in connection with the Loan. The Loan is generally non-recourse to the Operating Partnership, but the lender has recourse to the Operating Partnership for certain recourse exceptions.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2023 and December 31, 2022 was as follows:

	Percentage of Total Debt (1)		Weighted Average Interest Rate (1)
	September 30, 2023 (2)	December 31, 2022	September 30, 2023 (2)	December 31, 2022
Secured vs. unsecured:
Unsecured	87.6%	94.3%	4.0%	3.7%
Secured	12.4%	5.7%	5.1%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	10.5%	4.7%	6.4%	5.2%
Fixed-rate (3)	89.5%	95.3%	3.8%	3.7%
Stated rate (3)			4.1%	3.7%
GAAP effective rate (4)			4.1%	3.8%
GAAP effective rate including debt issuance costs			4.3%	4.0%
________________________
(1)    As of the end of the period presented.
(2)    As of September 30, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)    Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2022 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the nine months ended September 30, 2023 other than the mortgage loan discussed under “Liquidity Sources – Unsecured and Secured Debt.”

Other Liquidity Uses

Development

The following table summarizes our development spending directly related to our operating, development and redevelopment properties as of September 30, 2023:

Development Phase	Number of Projects	Total Estimated Investment (1)	Total Costs Incurred	Remaining Investment (2)	Remaining Costs to be Spent in 2023
		(in millions)

Stabilized	2	$200	$178	$22	$5	to	$10
Tenant Improvement (3)	1	690	653	37	5	to	10
Under Construction	3	994	564	430	51	to	105

Total:	6	$1,884	$1,395	$489	$61	to	$125
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

In August 2023, the Company completed open-market repurchases of $14.3 million of the Operating Partnership’s 3.45% $425.0 million unsecured senior notes due December 15, 2024 at a discount, leaving an aggregate remaining principal balance of $410.7 million.

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

Share Repurchases

As of September 30, 2023, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s Board of Directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions.

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

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, the unsecured term loan facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events (including the military conflicts between Russia and Ukraine as well as Israel and Gaza) and other factors (refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022 for additional information). These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Revolving Credit Facility, Unsecured Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of September 30, 2023
Total debt to total asset value	less than 60%	28%
Fixed charge coverage ratio	greater than 1.5x	3.7x
Unsecured debt ratio	greater than 1.67x	3.56x
Unencumbered asset pool debt service coverage	greater than 1.75x	4.11x

Unsecured Senior Notes due 2024, 2025, 2028, 2029, 2030, 2032 and 2033 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	39%
Interest coverage	greater than 1.5x	7.1x
Secured debt to total asset value	less than 40%	5%
Unencumbered asset pool value to unsecured debt	greater than 150%	268%

The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2023. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow for the periods presented below. Changes in our cash flow include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$492,366	$484,230	$8,136	1.7%
Net cash used in investing activities	(660,477)	(406,854)	(253,623)	62.3%
Net cash provided by (used in) financing activities	439,526	(241,469)	680,995	(282.0)%
Net increase (decrease) in cash and cash equivalents	$271,415	$(164,093)	$435,508	(265.4)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $8.1 million, or 1.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily as result of an increase in cash Net Operating Income generated from stabilized development properties in our Development Portfolio and cash rents received during the nine months ended September 30, 2023 from tenants who had free rent and beneficial occupancy periods during the nine months ended September 30, 2022, partially offset by net changes in other operating liabilities related to the timing of expenditures. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the nine months ended September 30, 2023, our net cash used in investing activities increased by $253.6 million or 62.3% compared the nine months ended September 30, 2022 primarily due to purchases of certificates of deposit during the nine months ended September 30, 2023.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. During the nine months ended September 30, 2023, we had net cash provided by financing activities of $439.5 million compared to net cash used in financing activities of $241.5 million during the nine months ended September 30, 2022 primarily as a result of borrowing $320.0 million on the unsecured term loan facility and entering into the $375.0 million mortgage loan during the nine months ended September 30, 2023. We did not draw on any debt facilities or complete any significant debt transactions during the nine months ended September 30, 2022.

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

The following table presents our FFO for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income available to common stockholders	$52,762	$79,757	$164,957	$179,990
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	515	664	1,612	1,695
Net income attributable to noncontrolling interests in consolidated property partnerships	5,460	6,239	18,673	18,333
Depreciation and amortization of real estate assets	83,518	79,410	263,662	261,129
Gain on sale of depreciable real estate	—	(17,329)	—	(17,329)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(8,208)	(9,084)	(27,045)	(27,042)
Funds From Operations (1)(2)	$134,047	$139,657	$421,859	$416,776
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.9 million and $5.0 million for the three months ended September 30, 2023 and 2022, respectively, and $15.0 million and $14.2 million for the nine months ended September 30, 2023 and 2022, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2023, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2023, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
September 30, 2023.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	—	$—	—	—
August 1, 2023 - August 31, 2023	—	—	—	—
September 1, 2023 - September 30, 2023	53,842	35.13	—	—
Total	53,842	$35.13	—	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

(a).None
(b).None
(c).During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Promissory Note dated as of July 20, 2023

10.2*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 20, 2023

10.3*	Guaranty dated as of July 20, 2023

10.4*	Multipurpose Side Letter dated as of July 20, 2023

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2023.

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
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2023.

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