Form 10-K
period 2023-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2024-02-09
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Kilroy Realty Corporation  ☒          Kilroy Realty, L. P.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Kilroy Realty Corporation  ☐          Kilroy Realty, L. P.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Kilroy Realty Corporation  ☐          Kilroy Realty, L. P.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Kilroy Realty Corporation  Yes ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $3,505,253,788 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2023.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 2, 2024, 117,326,410 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2023, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of the Company. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.

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

•the following notes to the consolidated financial statements:

◦Note 9, Secured and Unsecured Debt of the Company;

◦Note 10, Secured and Unsecured Debt of the Operating Partnership;

◦Note 12, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦Note 13, Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements;

◦Note 14, Stockholders’ Equity of the Company;

◦Note 15, Partners’ Capital of the Operating Partnership;

◦Note 21, Net Income Available to Common Stockholders Per Share of the Company;

◦Note 22, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;

◦Note 23, Supplemental Cash Flows Information of the Company; and

◦Note 24, Supplemental Cash Flows Information of the Operating Partnership.

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

ITEM 1.    BUSINESS

The Company

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science and mixed-use property types in the United States. The Company has earned global recognition for sustainability, building operations, innovation and design. The Company’s approach to modern business environments helps drive creativity and productivity for some of the world’s leading technology, entertainment, life science and business services companies. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle and Austin, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”) and generally conduct substantially all of our operations through the Operating Partnership.

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2023:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	121	17,044,128	410	85.0%	86.4%
________________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2023 Average Occupancy
Stabilized Residential Properties	3	1,001	92.8%

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

During the year ended December 31, 2023, we added two development projects to our stabilized portfolio consisting of two buildings totaling 829,591 square feet of office space in San Diego, California and Austin, Texas. We did not have any properties held for sale at December 31, 2023. As of December 31, 2023, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - under construction	1	875,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2023, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of December 31, 2023, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington and one stabilized office property and one future development project in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2023, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of December 31, 2023, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

We own our interests in all of our real estate assets through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership, of which we owned a 99.0% common general partnership interest as of December 31, 2023. The remaining 1.0% common limited partnership interest in the Operating Partnership as of December 31, 2023 was owned by non-affiliated investors and certain of our executive officers and directors. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

•our ability to efficiently manage our assets through our seasoned management team, which possesses core capabilities in all aspects of real estate ownership, including property management, leasing, marketing, financing, accounting, legal, and construction and development management;

•our strong financial position that has and will continue to allow us to pursue attractive acquisition and development and redevelopment opportunities;

•our access to development, redevelopment, acquisition and leasing opportunities as a result of our extensive experience and significant working relationships with major West Coast property owners, brokers, corporate tenants, municipalities and landowners given our over 75-year presence in the West Coast markets;

•our ability to capitalize on inflection points in real estate cycles to add high quality assets to our portfolio at substantial discounts to long-term value through acquisition activity or to dispose of non-strategic assets to harvest attractively priced capital embedded in our portfolio. Our acquisitions may include expansions of our product offerings into new submarkets where we believe operating and fundamental synergies provide us with a competitive advantage; and

•our development and redevelopment program and our future development pipeline of undeveloped land sites (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” for additional information pertaining to the Company’s in-process and future development pipeline).

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

Operating Strategies.    We focus on enhancing long-term growth in Net Operating Income and FFO from our properties by:

•maximizing cash flows through new and renewal leasing activity;

•structuring leases to maximize returns;

•managing operating expenses through the efficient use of internal property management, leasing, marketing, financing, accounting, legal, and construction and development management functions;

•managing portfolio credit risk through effective underwriting, including the use of credit enhancements and interests in collateral to mitigate portfolio credit risk;

•maintaining and developing long-term relationships with a diverse tenant base;

•managing capital improvements to enhance our properties’ competitive advantages in their respective markets and integrating technology to enhance efficiencies with building management systems, security operation centers and tenant experience solutions to provide a premium experience to our tenant base while reducing operating costs; and

•attracting and retaining motivated employees by providing financial and other incentives to meet our operating and financial goals.

Development and Redevelopment Strategies.   We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2023, we had one development project under construction totaling approximately 875,000 square feet of office and life science space and two redevelopment projects under construction totaling approximately 100,000 square feet. Our future development pipeline was comprised of eight potential development sites representing approximately 64 gross acres of undeveloped land on which we believe we have the potential to develop over 6.0 million square feet of office, life science, residential and retail space, depending upon economic conditions. Our strategy with respect to development and redevelopment is to:

•develop or redevelop assets in highly populated, amenity rich, supply-constrained locations that are attractive to a broad array of tenants;

•be the premier provider of modern and collaborative office, life science and mixed-use projects on the West Coast and in Austin, Texas with a focus on design and environment;

•maintain a disciplined approach by commencing development when appropriate based on market conditions, focusing on leasing, developing in stages or phasing, and cost control;

•self-fund our development and redevelopment activity through internally generated free cash flows and/or selective disposition activity;

We may engage in the additional development or redevelopment of office, life science and mixed-use properties when market conditions support a favorable risk-adjusted return on such development or redevelopment. We expect that our significant working relationships with tenants, municipalities and landowners on the West Coast and in Austin, Texas will give us further access to development and redevelopment opportunities. We cannot ensure that we will be able to successfully develop or redevelop any of our properties or that we will have access to additional development or redevelopment opportunities in the future.

Acquisition Strategies.    We believe we are well-positioned to acquire properties and future development and redevelopment opportunities as the result of our extensive experience, strong financial position and ability to access capital. We continue to focus on growth opportunities in West Coast and Austin, Texas markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services. Against the backdrop of market volatilities, we intend to maintain a strong balance sheet and selectively evaluate opportunities that:

•provide attractive initial yields and/or significant potential for growth in cash flows from property operations;

•present growth opportunities in our existing or new strategic markets; and

•demonstrate the potential for improved performance through intensive management, repositioning, capital investment and leasing.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to maintain significant liquidity and a conservative leverage ratio. Our financing strategies include:

•maintaining financial flexibility, including a low secured-to-unsecured debt ratio;

•maximizing our ability to access a variety of both public and private capital sources;

•maintaining a staggered debt maturity schedule in which the maturity dates of our debt are spread over several years to limit risk exposure at any particular point in the capital and credit market cycles;

•completing financing in advance of capital needs;

•managing interest rate exposure by primarily financing on a fixed-rate basis; and

•maintaining an investment grade credit rating.

We utilize multiple sources of capital, including borrowings under our unsecured term loan facility and unsecured revolving credit facility, proceeds from the issuance of public or private debt or equity securities and other bank and/or institutional borrowings and our capital recycling program. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. (See the discussion under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and “Item 1A. Risk Factors.”)

Sustainability Strategies. Our longstanding leadership in sustainability in real estate is globally recognized, and our commitment to advancing progress toward our sustainability ambitions remains strong. Our vision is a resilient portfolio that minimizes the environmental impact of our buildings while maximizing the health and productivity of our tenants, employees and communities while also delivering returns to stockholders. Management and our board of directors, through the Corporate Social Responsibility and Sustainability Committee (the “CSR&S Committee”) established in April 2018, currently oversee and advance the Company’s corporate social responsibility and sustainability initiatives. The CSR&S Committee recognizes that community engagement and sustainable operations benefit our investors, tenants, and other stakeholders and are key to preserving our Company’s value and credibility.

As a result of our commitment to sustainability, we have consistently received high rankings in sustainability performance by the Global Real Estate Sustainability Benchmark (“GRESB”). In 2023, we were proud to be named the GRESB Regional Sector Leader in the Americas for Development (Diversified), earning the highly competitive GRESB 5 Star designation. We have been recognized with the US EPA ENERGY STAR® Partner of the Year Sustained Excellence Award for the last eight years, Nareit’s Leader in the Light Award in the Listed Office category for eight of the last ten years and Nareit’s Leader in the Light Most Innovative award in 2018 and 2020. We have also been included on Newsweek’s list of America’s Most Responsible Companies for the past five years.

We manage our properties to offer the maximum degree of utility and operational efficiency to our tenants. We collaborate with our tenants on efforts to reduce their energy and water consumption and increase recycling diversion and compost rates. We aim to incorporate green lease language into all of our new leases, and the majority of our leases also include a cost recovery clause for resource-efficiency related capital expenditures. Green leases (also known as aligned leases, high performance leases or energy efficient leases) aim to align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources and ensure the efficient operation of buildings. We have received the Institute for Market Transformation’s (“IMT’s”) Green Lease Leaders award for ten consecutive years.

We build our new development and redevelopment projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our office and life science new development projects pursue LEED certification, at the Platinum or Gold level.

We are actively pursuing LEED Gold certification for approximately 946,000 square feet of recently stabilized and under construction office and life science space. Reducing energy use year over year is an ongoing aspect of our operational strategy. We pursue a variety of strategies to drive energy efficiency across the portfolio, such as utility use monitoring, systematic energy auditing, mechanical, lighting and other building upgrades, optimizing operations and engaging tenants.

We identify climate change as a risk to our Company, its tenants and our other stakeholders and a key driver in long-term strategic business decisions. These risks include transitional risks such as policy, market, technology and reputational concerns, as well as physical risks, and are a focus area for the board of directors and management.  Climate-related risks are governed by the board of directors through the CSR&S Committee. In 2018, the CSR&S Committee endorsed the recommendations of the Task Force on Climate-related Financial Disclosure (TCFD) and tasked management with assessing and reporting against climate related risk for the Company. We are proud to have achieved carbon neutral operations since 2020, and we expect to achieve this goal for a fourth consecutive year in 2023. This means that the entirety of our scope 1 and scope 2 emissions, and scope 3 - downstream leased assets emissions, are offset through a combination of energy efficiency measures, onsite and offsite renewables, renewable energy credits (RECs), and verified carbon offsets. We continue to track and report on our progress toward our short-term and long-term carbon reduction goals previously validated by Science-Based Targets Initiative. Science-Based Targets Initiative is a collaboration between the Carbon Disclosure Project, the United Nations Global Compact, the World Resources Institute and the World Wide Fund for Nature, which independently assesses and approves the carbon reduction goals of companies.

Significant Tenants

As of December 31, 2023, our 15 largest tenants in terms of annualized base rental revenues represented approximately 46.1% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2023. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue.

For further information on our 15 largest tenants and the composition of our tenant base, see “Item 2. Properties —Significant Tenants.”

Competition

We compete with other developers, owners, operators and acquirers of office and life science properties, undeveloped land and other commercial real estate, including mixed-use and residential real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors.”

Segment and Geographic Financial Information

During 2023 and 2022, we had one reportable segment, our office and life science properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2023, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington and one stabilized office property and one future development project located in Austin, Texas. As of December 31, 2023, all of our properties, development projects and redevelopment projects were 100% owned, excluding four office properties owned by three consolidated property partnerships.

Human Capital Resources

As of December 31, 2023, we employed 248 people through the Operating Partnership and Kilroy Realty TRS, Inc. We believe that relations with our employees are good. We recognize the value of our employees to our business and believe that our human capital development goals and initiatives demonstrate our commitment to enhancing employee growth, satisfaction, and wellness while maintaining a collaborative and inclusive culture. Our approach is designed to, among other things, attract, retain, and incentivize talented and experienced individuals in the highly competitive employment and commercial real estate markets in which we operate. Several of our human capital development initiatives include the following:

Training and Education. We support the continual growth and development of our employees through various training and education programs throughout their tenure at the Company, from onboarding to skill building to leadership development. During 2023, across all teams and regions, employees participated in various training and developmental opportunities including virtual workshops, in-person sessions, “lunch and learns”, online webinars, and conferences. We also conduct annual performance and career development reviews for all employees.

Diversity and Inclusion. We are committed to cultivating a culture of inclusion. To emphasize this commitment, we have developed programming to promote workplace diversity and inclusion and we continue to require mandatory unconscious bias training for all employees. For the fifth year in a row, the Company has been named to Bloomberg’s Gender Equality Index, and we are proud that 56% of our workforce is female and 42% is ethnically diverse. As of December 31, 2023, two of our seven directors (or approximately 29%) were female. In December 2023, we announced the appointment of Angela M. Aman as our new Chief Executive Officer and a director on our Board, effective January 22, 2024. Following her appointment, women comprise 38% of our directors.

Employee Health and Wellness. The physical and mental health and wellness of our employees is of central importance to our culture. We evaluate our group health and ancillary benefits annually to ensure our benefits package is robust and competitive. We are proud to offer several comprehensive medical, dental, and vision benefit programs to our employees and their families, with over 90% of the premiums absorbed by the Company. We periodically conduct wellness surveys to help us better tailor our employee health and wellness programs. In 2023, we selected a new Employee Assistance Program and continued our focus and support of mental health and wellness by providing our employees education on self-care and offering an increased variety of programming. In addition to offering a 401(k) plan with matching contributions, in 2023, we put a focus on employee financial wellness by offering a variety of educational events, web workshops, and financial tips, all aimed at helping our employees improve their overall financial well-being.

Competitive Benefits and Compensation. While many companies leverage a mix of competitive salaries and ancillary benefits to attract and retain their people, we have gone beyond those traditional structures and placed more emphasis on offering an expanded comprehensive benefits program as noted above, as well as offering other benefits, including fully funded life and disability insurance, enhanced paid pregnancy and parental leave benefits, parental leave coaching, and well-being programming and activities coordinated by the company that align with our core values of Belong, Connect and Progress.

Strong Communities and Healthy Planet. We are deeply aware that our buildings are part of the larger community and that we thrive when the communities around us thrive. We are proud to make these communities better places to live and work through our volunteerism and philanthropy initiatives. In response to requests from our employees for increased service opportunities, in the fourth quarter of 2023, we expanded our annual tradition of “Week of Service” into “Month of Service”, transforming it into a more robust effort dedicated to giving back to the communities in which we operate. The company-wide initiative gave our team enhanced opportunities to connect with local organizations and meaningful causes in the spirit of community enrichment and employee volunteerism. Over 165 employees assisted 18 organizations, dedicating more than 1,000 hours, almost triple the number of volunteer hours provided in 2022.

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

As of December 31, 2023, we had accrued environmental remediation liabilities of approximately $76.6 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process. These estimates, which we developed with the assistance of third-party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performance of environmental closure activities, construction of remedial systems and other related costs that are necessary when we develop new buildings. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. See Note 19 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information.

Other than the accrued environmental liabilities recorded in connection with certain of our development projects, we are not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liabilities. However, our assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances, or regulations may impose material additional environmental liability; and environmental conditions at our properties may be affected in the future by tenants, third parties, or the condition of land or operations near our properties, such as the presence of underground storage tanks or migrating plumes. We cannot be certain that costs of future environmental compliance will not have an adverse effect on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and waste on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for liabilities arising out of or related to their operations and any non-compliance with environmental laws. As of December 31, 2023, other than routine cleaning materials and chemicals used in routine office operations, approximately 4-6% of our tenants handled hazardous substances and/or wastes on approximately 1-2% of the aggregate square footage of our properties as part of their business operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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
•Many of our costs, such as operating and general and administrative expenses, interest expense and real estate construction costs, as well as the value of our assets, could be adversely impacted by periods of heightened inflation.
•All of our properties are located in California, Seattle, Washington and Austin, Texas and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas.
•Continuing uncertainty in the office leasing market could adversely affect our business, financial condition, results of operations and cash flows.
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
•Epidemics, pandemics or other outbreaks, and restrictions intended to prevent their spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.
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
•We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties.
•Our business is subject to risks associated with climate change and our sustainability strategies.
•We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material.
•We may be unable to complete acquisitions and successfully operate acquired properties.
•There are significant risks associated with property acquisition, development and redevelopment.
•We face risks associated with the development and operation of mixed-use commercial properties.
•Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers, and could expose us to potential liabilities and losses.

•We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed.
•Real estate assets are illiquid, and we may not be able to sell our properties when we desire.
•We may invest in securities related to real estate, which could adversely affect our ability to pay dividends and distributions to our security holders.
•We face risks associated with short-term liquid investments.
•Our property taxes could increase due to reassessment or property tax rate changes.
•Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
•We face risks associated with perceived or actual security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems or those of our service providers.
•We face risks associated with compliance with ever evolving federal and state laws relating to the handling of information about individuals, which involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
•The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates.
•Loss of key executive officers or our inability to successfully transition key executive officers could harm our operations and financial performance, and adversely affect the quoted trading price of our securities.
•We could be adversely affected by labor disputes, strikes or other union job actions.
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
•Our organizational structure includes approval rights for limited partners and restrictions that may delay, deter or prevent a change of control.
•We may issue additional common units and shares of capital stock without unitholder or stockholder approval, as applicable, which may dilute unitholder or stockholder investment and decrease the quoted trading price per share of the Company’s common stock.
•The board of directors may change investment and financing policies without stockholder or unitholder approval.
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

Risks Related to our Business and Operations

Global market, economic and geopolitical conditions may adversely affect our business, results of operations, liquidity and financial condition and those of our tenants. Our business may be adversely affected by global market, economic and geopolitical conditions, including general global economic and political uncertainty and dislocations in the credit markets. If these conditions become more volatile or worsen, our business, results of operations, liquidity and financial condition and those of our tenants may be adversely affected as a result of the following consequences, among others:

•the financial condition of our tenants, many of which are technology; life science and healthcare; finance, insurance and real estate; media and professional business and other service firms, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•significant job losses in the technology; life science and healthcare; finance, insurance and real estate; media and professional business and other service firm industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

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

Many of our costs, such as operating and general and administrative expenses, interest expense and real estate construction costs, as well as the value of our assets, could be adversely impacted by periods of heightened inflation. While inflation has moderated in the latter part of 2023, the consumer price index was at significantly elevated levels for most of the year. Federal policies, volatile commodity prices and geopolitical conflicts may have exacerbated, and may continue to exacerbate, increases in the consumer price index.

A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among others, the property-related contracted services such as repairs and maintenance, janitorial, utilities, security and insurance. Our operating expenses, with the exception of ground lease rental expenses, may be recoverable through our lease arrangements. In general, the office and life science properties are leased to tenants on a triple net, modified net, full service gross or modified gross basis. Under a triple net lease, the tenants pay their proportionate share of real estate taxes, operating costs and utility costs. A modified net lease is similar to a triple net lease, except the tenants are obligated to pay their proportionate share of certain operating expenses directly to the service provider. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the “base year,” which is typically the tenant’s first year of occupancy. The tenant pays its proportionate share of increases in expenses above the base year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. At December 31, 2023, 48% of our properties were leased to tenants on a triple net basis, 23% of our properties were leased to tenants on a full service gross basis, 21% were leased to tenants on a modified gross basis, and 8% were leased to tenants on a modified net basis, in each case as a percentage of our annualized base rental revenue.

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

Since 2022, the Federal Reserve has raised interest rates in an effort to curb inflation. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which consist of borrowings under our unsecured term loan facility and unsecured revolving credit facility. As of December 31, 2023, we had no borrowings under our unsecured revolving credit facility and $520.0 million outstanding under our unsecured term loan facility. However, the effect of inflation on interest rates has increased borrowing costs on our variable rate debt and could further increase our financing costs over time, either through near-term borrowings on our floating-rate lines of credit or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. Additionally, with respect to our variable rate debt, increases in interest rates increase our interest costs, which reduces our cash flows and our ability to make distributions to stockholders. For more information, see “Item 1A. Risk Factors—Risks Related to our Indebtedness—An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital.”

In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our portfolio and result in the decline of the quoted trading price of our securities and market capitalization, as well as lower sales proceeds from future dispositions. Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may adversely affect our future business plans and growth, including our development and redevelopment activities, at least in the near term.

We have long-term lease agreements with our tenants, and we believe that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, the impact of the current elevated rate of inflation may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

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

We have not encountered significant difficulty collaborating with our third-party suppliers and contractors and obtaining materials and skilled labor, and we have not experienced significant delays or increases in overall project costs due to the factors discussed above. While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, shortages of shipping containers and/or means of transportation, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. It is uncertain whether we would be able to source the essential commodities, supplies, materials and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, federal policies and the ongoing or future geopolitical conflicts.

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

All of our properties are located in California, Seattle, Washington and Austin, Texas and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas. Because all of our properties are concentrated in California, Seattle, Washington and Austin, Texas, we may be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within California, our properties are concentrated in Los Angeles, San Diego County and the San Francisco Bay Area, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California, Seattle and Austin, Texas (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation and other factors), as well as adverse weather conditions and natural disasters that occur in those areas (such as earthquakes, wind, landslides, droughts, fires, floods and other events). For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.

Any adverse developments in the economy or real estate market in California and the surrounding region, or in Seattle or Austin, Texas or any decrease in demand for office space resulting from the California or Seattle or Austin, Texas regulatory or business environment could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Continuing uncertainty in the office leasing market could adversely affect our business, financial condition, results of operations and cash flows. Office tenants are still active in the leasing markets but are more selective in making rental decisions, and relocating and renewing tenants are pursuing space efficiencies, which may be accompanied by reductions in the amount of space they are leasing due to the impact of hybrid work and/or a desire to manage real estate expenses. As a result, we are experiencing longer lease negotiation periods prior to signing deals. Our office tenants may elect to not renew their leases, or to renew them for less space than they currently occupy or shorter terms, which could increase vacancy, place downward pressure on occupancy, rental rates and income and property valuations. The need to reconfigure leased office space, either in response to evolving tenant needs or for other reasons, may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial reconfiguration of the tenant’s space is required, the tenant may find it more advantageous to relocate than to renew its lease and renovate the existing space. For more information, see “—We may be unable to renew leases or re-lease available space,” below. All of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to satisfy our debt service obligations or make distributions to stockholders.

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

•changing submarket demographics;

•changes in space utilization by our tenants due to technology, economic conditions and business culture, including a shift away from in-person work environments to flexible work arrangements and remote work;

•the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and

•property damage resulting from seismic activity or other natural disasters.

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows. As of December 31, 2023, our 15 largest tenants represented approximately 46.1% of total annualized base rental revenues on a prospective basis. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations.

Downturns in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2023, we derived approximately 98.9% of our revenues from rental income. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2023, as a percentage of our annualized base rental revenue for the stabilized portfolio, 54% of our tenants operated in the technology industry, 17% in the life science and health care industries, 8% in the finance, insurance and real estate industries, 7% in the media industry, 7% in the professional, business and other services industries and 7% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial condition, results of operations and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 15.0% of the total square footage of our stabilized office properties that was not occupied as of December 31, 2023. In addition, leases representing approximately 7.3% and 4.8% of the leased rentable square footage of our properties are scheduled to expire in 2024 and 2025, respectively. Above market rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. For additional information on our scheduled lease expirations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

Epidemics, pandemics or other outbreaks, and restrictions intended to prevent their spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders. Epidemics, pandemics or other outbreaks of an illness, disease or virus that affect the markets in which we conduct our business and where our tenants are located, and actions taken to contain or prevent their further spread, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Epidemics, pandemics or other outbreaks of an illness, disease or virus could result in significant governmental measures being implemented to control the spread of such illness, disease or virus, including quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, which could adversely affect our ability and their respective abilities to adequately manage our respective businesses. If any such restrictions remain in place for an extended period of time, we may experience reductions in rents from our tenants. Although we will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who request rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

We face significant competition, which may decrease the occupancy and rental rates of our properties. We compete with several developers, owners and operators of office, undeveloped land and other commercial real estate, including mixed-use and residential real estate, many of which own properties similar to ours in the same submarkets in which our properties are located but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

In order to maintain the quality of our properties and successfully compete against other properties, we must periodically spend money to maintain, repair and renovate our properties, which reduces our cash flows. If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditure would result in higher occupancy or higher rental rates or deter existing tenants from relocating to properties owned by our competitors.

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

Recognizing the importance of climate change and reducing our greenhouse gas impact on the environment, as part of our sustainability strategies, we have achieved carbon neutral operations since 2020 per the commitment we made in 2018 and we expect to achieve this goal again for the fourth consecutive year in 2023. This means that the entirety of our scope 1 and scope 2 emissions, and scope 3 emissions from downstream leased assets are now offset through a combination of energy efficiency measures and both onsite and offsite renewables. Scope 1 emissions represent those produced by onsite natural gas consumption procured by us, and Scope 2 emissions represent those produced by onsite electricity consumption procured by us. Our own efforts to reduce our greenhouse gas impact on the environment and/or comply with changes in federal and state laws and regulations on climate change could result in significant capital expenditures to improve the energy efficiency of our existing properties or properties we may acquire. Changes to such laws and regulations could also result in increased operating costs at our properties (for example, through increased utility costs). Moreover, if we are unable to maintain carbon neutral operations or comply with laws and regulations on climate change, our reputation among our tenants and investors may be damaged and we may incur fines and/or penalties.

Our properties are located in West Coast markets of the United States and in Austin, Texas. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in extreme weather and rising sea levels. For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption.  We endeavor to understand these risks through the use of climate change modeling analysis. We mitigate risks uncovered through this analysis through, for example, comprehensive, proactive water reduction efforts throughout our portfolio, including domestic fixture upgrades, cooling tower optimizations, a comprehensive leak detection program and irrigation systems retrofits. We also incorporate green lease language into 100% of our new leases, and the majority of our leases also include a cost recovery clause for resource-efficiency related capital expenditures, which aim to align our and our tenant’s interests on energy, water and waste efficiency.  In addition, we are building our current development projects to LEED specifications, and all of our office and life science new development projects are now designed to achieve LEED certification, either LEED Platinum or Gold.  However, there can be no assurances that we will successfully mitigate the risk of increased water costs and potential fines and/or penalties for high consumption or that we will be able to fully recoup any capital expenditures we incur in connection with our green leases.  Moreover, there can be no assurance that our development projects will be able to achieve the anticipated

LEED certifications or that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors. Over time, these conditions could result in declining demand for space at our properties or in our inability to operate the buildings as currently intended or at all. Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable or at all, or by increasing the cost of energy or water. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations and conditions, including the presence of underground storage tanks, various site uses that involved hazardous substances, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at many of these properties, not all such contamination has been remediated, further clean-up or environmental closure activities at certain of these properties is or may be required, and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. We may need to investigate or remediate contaminated soil, soil gas, landfill gas, and groundwater, and we may also need to conduct landfill closure and post-closure activities, including, for example, the implementation of groundwater and methane monitoring systems and impervious cover, and the costs of such work could exceed projected or budgeted amounts. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, or if our site redevelopment activities cause or contribute to a migration of hazardous substances, neighbors or others could make claims against us, such as for property damage, personal injury, cost recovery, or natural resources damage. As of December 31, 2023, we had accrued environmental remediation liabilities of approximately $76.6 million on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third-party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, construction remedial systems, and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new office properties at these sites. It is possible that we could incur additional environmental remediation costs in connection with future development projects. However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. Unknown or unremediated contamination or compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities” and Note 19 “Commitments and Contingencies” to our consolidated financial statements included in this report.

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

While we historically have acquired, developed and redeveloped office properties in California and Seattle markets, over the past two years we have acquired properties in Austin, Texas, where we currently have one stabilized office property and one future development project. We may in the future acquire, develop or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment.

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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2023, we owned fourteen office buildings located on various land parcels and in various regions, which we lease individually on a long-term basis, and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. As of December 31, 2023, we had approximately 2.3 million aggregate rentable square feet, or 13.7% of our total stabilized portfolio located on these leased parcels. Many of these ground leases and other restrictive agreements impose significant limitations on our use of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

We face risks associated with perceived or actual security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems or those of our service providers. We face risks associated with perceived or actual security breaches, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, IT bugs or malfunctions, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems or those of our service providers. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, especially given the use of more advanced hacking tools and techniques and use of artificial intelligence. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. In addition, we rely on accounting, financial, operational, management and other IT systems that may be provided by third-party service providers. Many of these third-party IT systems are essential to our operations, and certain third parties have access to IT systems that we use for the operations of our business.

Security breaches could expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information or IT systems subject to such laws is accessed or acquired by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data and IT systems are possible. We are subject to laws in all states that require notification. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

There can be no assurance that controls and efforts to maintain the security and integrity of our and third-party IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. For example, we cannot guarantee that our or third-party systems do not contain exploitable defects or bugs that result in a breach of, or disruption to, our systems. Like other businesses, we and our third-party service providers have been and expect to continue to be subject to attacks that result in unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events of varying degrees. Any perceived or actual cybersecurity incident or attack or other disruption or failure in these IT systems, or other systems or infrastructure upon which we rely, could result in unauthorized access to, and misappropriation of, confidential, sensitive, proprietary or personal information in our possession or control.

Historically, these events have not adversely affected our operations or business and were not individually or in the aggregate material. However, in the future, if events such as these (or other disruptions involving our or third-party IT networks and related systems) occur, or are perceived to occur, this could, among other things:

•result in unauthorized access to, destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, including personally identifiable and account information;

•result in disclosure of information that could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•result in unauthorized access to or changes to our financial accounting and reporting systems and related data;

•result in the theft of funds;

•result in our inability to maintain building systems relied on by our tenants;

•require significant management attention and resources to remedy any damage that results;

•subject us to regulatory penalties, private actions or claims for breach of contract, damages, credits, penalties or terminations of leases or other agreements;

•increase our costs of operations; or

•damage our reputation among our tenants, investors, and others.

These events could have an adverse impact on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We face risks associated with compliance with ever evolving federal and state laws relating to the handling of information about individuals, which involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition. As part of our normal business activities, we collect, use, store and otherwise process certain personal information, including personal information specific to business and residential tenants, investors, service providers, and our employees. We and our service providers are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts or locations. These requirements, and their application, interpretation and amendment are constantly evolving and developing.

For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.

In addition, many states have adopted new or modified privacy and security laws and regulations that apply to our business. The California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act, imposes obligations on businesses that process personal information of California residents. Among other things, the CCPA: requires disclosures to such residents about the data collection, use and disclosure practices of covered businesses, provides such individuals expanded rights to access, delete and correct their personal information, and opt-out of certain sales or transfers of personal information, and provides such individuals with a private right of action and statutory damages for certain data breaches.

The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. Other states have passed laws that will subject us to additional compliance and operational costs that will go into effect in 2024 and beyond, and other states are considering similar legislation regarding the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

Our business is also increasingly seeing the use of artificial intelligence to complement our decision making in order to improve our services and tailor our interactions. In recent years, the use of these methods has come under increased regulatory scrutiny. New laws, guidance and/or decisions in this area may limit our ability to use our artificial intelligence models, or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services. For example, in October 2023, the President of the United States issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, machine learning and automated decision making could adversely affect our business, results of operations, and financial condition.

While we have taken commercially reasonable steps to comply with applicable data privacy and security laws, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with applicable data privacy and security laws could result in proceedings or actions against us by governmental entities or others, subject us to fines, penalties, judgments and negative publicity, require us to change our business practices, increase our costs of operations and adversely affect our business.

The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates. As of December 31, 2023, we estimate that our eight future development sites, representing approximately 64 gross acres of undeveloped land, provide more than 6.0 million square feet of potential density. We caution you not to place undue reliance on the potential density estimates for our undeveloped land holdings and/or any particular land parcel because they are based solely on our estimates, using data currently available to us, and our business plans as of December 31, 2023. The actual density of our undeveloped land holdings and/or any particular land parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, as well as building, occupancy and other required governmental permits and authorizations, and changes in the entitlement, permitting and authorization processes that restrict or delay our ability to develop, redevelop or use undeveloped land holdings at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop or use our undeveloped land holdings to their maximum potential density or may be unable to do so as a result of factors beyond our control, including our ability to obtain capital on terms that are acceptable to us, or at all, to fund our development and redevelopment activities. We can provide no assurance that the actual density of our undeveloped land holdings and/or any particular land parcel will be consistent with our potential density estimates. For additional information on our development program, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

Loss of key executive officers or our inability to successfully transition key executive officers could harm our operations and financial performance, and adversely affect the quoted trading price of our securities. Many of our key executive personnel have extensive experience and strong reputations in the real estate industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, and arranging necessary financing. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective tenants is critically important to the success of our business. The loss of services of one or more members of our executive or senior management team, our inability to attract and retain highly qualified personnel, or our inability to smoothly implement any transition of new members of our executive team, could adversely affect our business, divert the attention of other members of our senior leadership team, diminish our investment opportunities, and weaken our relationships with investors, lenders, tenants and industry personnel, which could adversely impact our results of operations.

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

Risks Related to Our Indebtedness

We may not be able to meet our debt service obligations. As of December 31, 2023, we had approximately $5.0 billion aggregate principal amount of indebtedness, of which $929.7 million in principal payments, before the consideration of extension options, is expected to be paid during the year ending December 31, 2024. Our total debt at December 31, 2023 represented 51.3% of our total market capitalization (which we define as the aggregate of our long-term debt and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units, based on the closing price per share of the Company’s common stock as of that date). For the calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital, and capital expenditures, depends on our ability to generate cash flows in the future. Our cash flows are subject to general economic, industry, financial, competitive, operating, legislative, regulatory, environmental and other factors, many of which are beyond our control.

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

We cannot assure you that our business will generate sufficient cash flows from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs, including cash distributions to stockholders necessary to maintain the Company’s REIT qualification. Additionally, if we incur additional indebtedness in connection with future acquisitions or for any other purpose, our debt service obligations could increase.

We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•our financial condition, results of operations and market conditions at the time; and

•restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we do not generate sufficient cash flows from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity financing, delaying capital expenditures, or entering into strategic acquisitions and alliances. Any of these events or circumstances could have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders. In addition, foreclosures could create taxable income without accompanying cash proceeds, which could require us to borrow or sell assets to raise the funds necessary to pay amounts due on our indebtedness and to meet the REIT distribution requirements discussed below, even if such actions are not on favorable terms.

The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility and note purchase agreements may limit our ability to make distributions to the holders of our common stock. The Operating Partnership’s $1.1 billion unsecured revolving credit facility, $520.0 million unsecured term loan facility and note purchase agreements contain financial covenants that could limit the amount of distributions payable by us on our common stock and any preferred stock we may issue in the future. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and any preferred stock we may issue in the future and to satisfy our other cash needs. The agreements governing the unsecured revolving credit facility and the note purchase agreements provide that, if the Operating Partnership fails to pay any principal of, or interest on, any borrowings or other amounts payable under such agreement when due or during any other event of default under such revolving credit facility and the unsecured private placement notes, the Operating Partnership may make only those partnership distributions that result in distributions to us in an amount sufficient to permit us to make distributions to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the unsecured revolving credit facility, the unsecured term loan facility, the note purchase agreements or otherwise, could have a material adverse effect on the market value of our common stock.

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

An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital. As of December 31, 2023, we had a $1.1 billion unsecured revolving credit facility and a $520.0 million unsecured term loan facility, each bearing interest at a variable rate on any amount drawn and outstanding. As of December 31, 2023, there was no amount outstanding under our unsecured revolving credit facility and $520.0 million was outstanding under our unsecured term loan facility. However, we may borrow on the revolving credit facility, borrow additional amounts under the accordion feature of the term loan facility, or incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Since 2022, the Federal Reserve has raised interest rates in an effort to curb inflation. These interest rate increases have increased the costs of our variable rate debt, and any further interest rate increases would increase our interest costs for any variable rate debt and for new debt, which could in turn make the financing of any development, redevelopment and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

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

Risks Related to Our Organizational Structure

Our growth depends on external sources of capital that are outside of our control and the inability to obtain capital on terms that are acceptable to us, or at all, could adversely affect our financial condition and results of operations. The Company is required under the Code to distribute at least 90% of its taxable income (subject to certain adjustments and excluding any net capital gain), and the Operating Partnership is required to make distributions to the Company to allow the Company to satisfy these REIT distribution requirements. Because of these distribution requirements, the Operating Partnership is required to make distributions to the Company, and we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flows. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on general market conditions and the availability of credit, the market’s perception of our growth potential, our current and expected future earnings, our cash flows and cash distributions and the quoted trading price of our securities. If we cannot obtain capital from third-party sources, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

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

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2023, we had approximately $5.0 billion aggregate principal amount of indebtedness outstanding, which represented 51.3% of our total market capitalization. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service costs, which could adversely affect cash flows and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2023, 117,239,558 shares of the Company’s common stock were issued and outstanding.

As of December 31, 2023, the Company had reserved for future issuance the following shares of common stock: 1,150,574 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; approximately 2.8 million shares remained available for grant under our 2006 Incentive Award Plan (see Note 16 “Share-Based and Other Compensation” to our consolidated financial statements included in this report); approximately 0.9 million shares issuable upon settlement of time-based RSUs; and a maximum of 1.8 million shares contingently issuable upon settlement of RSUs subject to the achievement of market and/or performance conditions. The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 783,192 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. That registration statement also registers 453,986 shares of common stock held by John Kilroy for possible resale. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

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

•the Company could be subject to the one percent excise tax on stock repurchases imposed by the 2022 Inflation Reduction Act; and

•unless entitled to relief under statutory provisions, the Company could not elect to be taxed as a REIT for four taxable years following the year during which the Company was disqualified.

In addition, if the Company failed to qualify as a REIT, it would not be required to make distributions to its stockholders. As a result of all these factors, the Company’s failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the value and the quoted trading price of the Company’s common stock.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like the Company, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect the Company’s ability to continue to qualify as a REIT. For example, to qualify as a REIT, at least 95% of the Company’s gross income in any year must be derived from qualifying sources. Also, the Company must make distributions to its stockholders aggregating annually at least 90% of the Company’s net taxable income (subject to certain adjustments and excluding any net capital gains). Furthermore, we own a direct or indirect interest in certain subsidiaries that have elected to be taxed as REITs for U.S. federal income tax purposes under the Code. Provided that each subsidiary REIT qualifies as a REIT, our interest in such subsidiary REIT will be treated as a qualifying real estate asset for purposes of the REIT asset tests. To qualify as a REIT, the subsidiary REIT must independently satisfy all of the REIT qualification requirements. The failure of a subsidiary REIT to qualify as a REIT could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect the Company’s security holders or the Company’s ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments. Although management believes that we are organized and operate in a manner to permit the Company to continue to qualify as a REIT, we cannot provide assurances that the Company has qualified or will continue to qualify as a REIT for tax purposes. We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) regarding the Company’s qualification as a REIT.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity risk management program is integrated with our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.

Our overall cybersecurity program includes, amongst other things:

•security tools, technologies and processes, control reviews, policy reviews, penetration tests and investments in our security infrastructure;
•cybersecurity awareness training exercises for our employees, including phishing simulations to raise awareness of spoofed or manipulated electronic communications and other critical security threats;
•annual review of System and Organization (“SOC”) reports for our core third-party providers based on our assessment of their respective criticality and risk profile; and
•a Cybersecurity Incident Response Plan that provides a framework and guidelines for responding to cybersecurity incidents that may compromise the confidentiality, integrity and availability of our critical systems and information.

Our Board has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee receives periodic reports from management on our cybersecurity risks.

We have not identified known risks, including as a result of prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. See “Risk Factors – We face risks associated with perceived or actual security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems or those of our critical service providers.”

Cybersecurity Governance

Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity risk oversight. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Executive Vice President, Chief Administrative Officer, Senior Vice President, Corporate Counsel and Vice President, Enterprise Applications as part of the Board’s continuing education.

Our cybersecurity risk management team - including our Executive Vice President, Chief Administrative Officer, Senior Vice President, Chief Accounting Officer and Controller, Senior Vice President, Corporate Counsel and Senior Vice President, Information Technology - is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel, our retained external cybersecurity consultants, and the simulated exercises of our Cybersecurity Incident Response Plan, conducted at least annually to ensure our team is prepared to respond to any future cybersecurity incidents. The team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through briefings with internal and external personnel, publicly available information about cybersecurity risks and threats and through alerts from security tools deployed in our IT environment.

Our Vice President, Enterprise Application’s experience includes a Certified Information Systems Security Professional (“CISSP”) certification, which is designed for security professionals with extensive knowledge in contemporary cybersecurity and information security practices. In addition, our Chief Executive Officer has broad expertise in overseeing cybersecurity programs, incident response teams and information technology departments.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2023:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)	Percentage Leased
Stabilized Office Properties (2)	121	17,044,128	410	85.0%	86.4%
_______________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2023 Average Occupancy
Stabilized Residential Properties	3	1,001	92.8%

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

During the year ended December 31, 2023, we added two development projects to our stabilized portfolio consisting of two buildings totaling 829,591 square feet of office space in San Diego, California and Austin, Texas. We did not have any properties held for sale at December 31, 2023. As of December 31, 2023, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - under construction	1	875,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2023, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of December 31, 2023, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington and one stabilized office property and one future development project located in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships.

We own our interests in all of our real estate assets through the Operating Partnership. All our properties are held in fee, except for the fourteen office buildings that are held subject to five long-term ground leases for the land (see Note 19 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

In general, the office and life science properties are leased to tenants on a full service gross, modified gross or triple net basis. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”). The tenant pays its pro-rata share of increases in expenses above the Base Year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. In addition, some office and life science properties, primarily in Seattle and Austin and certain properties in certain submarkets in the San Francisco Bay Area and Los Angeles, are leased to tenants on a triple net basis, pursuant to which the tenants pay their proportionate share of real estate taxes, operating costs and utility costs. At December 31, 2023, 48% of our properties were leased to tenants on a triple net basis, 23% of our properties were leased to tenants on a full service gross basis, and 21% were leased to tenants on a modified gross basis.

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2023, all of our stabilized office properties, excluding one office property and our three residential properties, were managed through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2023.

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2023 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Greater Los Angeles
3101-3243 La Cienega Boulevard, Culver City, California	19	2008-2017	166,207	71.9%	$6,030	$50.45
2240 East Imperial Highway, El Segundo, California	1	1983/ 2008	122,870	100.0%	3,712	30.21
2250 East Imperial Highway, El Segundo, California	1	1983	298,728	46.2%	4,517	33.03
2260 East Imperial Highway, El Segundo, California	1	1983/ 2012	298,728	100.0%	9,026	30.21
909 North Pacific Coast Highway, El Segundo, California	1	1972/ 2005	244,880	78.6%	7,175	37.84
999 North Pacific Coast Highway, El Segundo, California	1	1962/ 2003	138,389	58.1%	2,557	33.91
1350 Ivar Avenue, Los Angeles, California	1	2020	16,448	100.0%	1,005	61.10
1355 Vine Street, Los Angeles, California	1	2020	183,129	100.0%	10,882	59.42
1375 Vine Street, Los Angeles, California	1	2020	159,236	100.0%	9,805	61.58
1395 Vine Street, Los Angeles, California	1	2020	2,575	100.0%	161	62.65
1500 North El Centro Avenue, Los Angeles, California	1	2016	113,447	41.4%	3,084	65.62
1525 North Gower Street, Los Angeles, California	1	2016	9,610	100.0%	650	67.61
1575 North Gower Street, Los Angeles, California	1	2016	264,430	100.0%	16,209	61.30
6115 West Sunset Boulevard, Los Angeles, California	1	1938/ 2015	26,238	53.0%	481	34.56

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2023 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
6121 West Sunset Boulevard, Los Angeles, California	1	1938/ 2015	93,418	100.0%	4,605	49.29
6255 West Sunset Boulevard, Los Angeles, California	1	1971/ 1999	332,100	77.9%	10,775	43.00
3750 Kilroy Airport Way, Long Beach, California	1	1989	10,718	100.0%	126	32.81
3760 Kilroy Airport Way, Long Beach, California	1	1989	166,761	77.0%	4,696	38.15
3780 Kilroy Airport Way, Long Beach, California	1	1989	221,452	91.4%	7,300	36.81
3800 Kilroy Airport Way, Long Beach, California	1	2000	192,476	89.3%	5,588	32.53
3840 Kilroy Airport Way, Long Beach, California	1	1999	138,441	77.6%	4,451	41.44
3880 Kilroy Airport Way, Long Beach, California	1	1987/ 2013	96,923	100.0%	2,839	29.29
3900 Kilroy Airport Way, Long Beach, California	1	1987	130,935	78.7%	3,473	33.77
8560 West Sunset Boulevard, West Hollywood, California	1	1963/ 2007	76,558	87.6%	5,438	81.87
8570 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	49,276	94.5%	3,050	65.84
8580 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	6,875	59.0%	—	—
8590 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	56,750	97.4%	2,315	41.90
12100 West Olympic Boulevard, Los Angeles, California	1	2003	155,679	74.1%	8,519	73.89
12200 West Olympic Boulevard, Los Angeles, California	1	2000	154,544	32.0%	1,055	75.00
12233 West Olympic Boulevard, Los Angeles, California	1	1980/ 2011	156,746	52.7%	4,073	59.61
12312 West Olympic Boulevard, Los Angeles, California	1	1950/ 1997	76,644	100.0%	4,096	53.44
2100/2110 Colorado Avenue, Santa Monica, California	3	1992/ 2009	104,853	55.4%	4,580	78.79
501 Santa Monica Boulevard, Santa Monica, California	1	1974	78,509	68.4%	4,264	79.40
Subtotal/Weighted Average – Los Angeles	53		4,344,573	79.0%	$156,537	$46.79
San Diego County
12225 El Camino Real, Del Mar, California	1	1998	58,401	100.0%	$2,555	$43.75
12235 El Camino Real, Del Mar, California	1	1998	53,751	100.0%	2,627	48.87
12340 El Camino Real, Del Mar, California	1	2002/ 2022	109,307	100.0%	7,942	72.66
12390 El Camino Real, Del Mar, California	1	2000	73,238	100.0%	4,237	57.85
12770 El Camino Real, Del Mar, California	1	2016	75,035	100.0%	4,226	64.26
12780 El Camino Real, Del Mar, California	1	2013	140,591	100.0%	7,138	50.77
12790 El Camino Real, Del Mar, California	1	2013	87,944	100.0%	4,940	56.18
12830 El Camino Real, Del Mar, California	1	2021	196,444	100.0%	14,424	73.42
12860 El Camino Real, Del Mar, California	1	2021	92,042	100.0%	6,621	71.93
12348 High Bluff Drive, Del Mar, California	1	1999	39,192	100.0%	1,620	41.33

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2023 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
12400 High Bluff Drive, Del Mar, California	1	2004/ 2022	216,518	91.7%	15,475	77.93
3579 Valley Centre Drive, Del Mar, California	1	1999	54,960	94.7%	3,098	59.54
3611 Valley Centre Drive, Del Mar, California	1	2000	132,425	100.0%	7,373	55.68
3661 Valley Centre Drive, Del Mar, California	1	2001	131,662	100.0%	6,269	50.25
3721 Valley Centre Drive, Del Mar, California	1	2003	115,193	78.4%	5,161	57.20
3811 Valley Centre Drive, Del Mar, California	1	2000	118,912	100.0%	6,782	57.03
3745 Paseo Place, Del Mar, California	1	2019	95,871	89.6%	5,762	67.10
13480 Evening Creek Drive North, San Diego, California	1	2008	143,401	54.5%	3,514	50.99
13500 Evening Creek Drive North, San Diego, California	1	2004	143,749	92.9%	6,077	45.50
13520 Evening Creek Drive North, San Diego, California	1	2004	146,701	100.0%	5,972	41.57
2100 Kettner Boulevard, San Diego, California	1	2022	206,527	20.5%	3,058	72.27
2305 Historic Decatur Road, Point Loma, California	1	2009	107,456	82.1%	4,015	45.51
9455 Towne Centre Drive, UTC, California	1	2021	160,444	100.0%	7,823	48.76
9514 Towne Centre Drive, UTC, California	1	2023	70,616	100.0%	5,220	73.92
Subtotal/Weighted Average – San Diego County	24		2,770,380	88.6%	$141,929	$58.47
San Francisco Bay Area
4100 Bohannon Drive, Menlo Park, California	1	1985	47,643	100.0%	$2,640	$55.41
4200 Bohannon Drive, Menlo Park, California	1	1987	43,600	69.4%	1,720	56.79
4300 Bohannon Drive, Menlo Park, California	1	1988	63,430	48.8%	2,206	71.28
4500 Bohannon Drive, Menlo Park, California	1	1990	63,429	100.0%	4,074	64.23
4600 Bohannon Drive, Menlo Park, California	1	1990	48,413	100.0%	2,792	57.67
4700 Bohannon Drive, Menlo Park, California	1	1989	63,429	100.0%	3,513	55.39
1290-1300 Terra Bella Avenue, Mountain View, California	1	1961	114,175	100.0%	7,445	65.21
680 East Middlefield Road, Mountain View, California	1	2014	171,676	100.0%	7,763	45.22
690 East Middlefield Road, Mountain View, California	1	2014	171,215	100.0%	7,729	45.14
1701 Page Mill Road, Palo Alto, California	1	2015	128,688	100.0%	8,461	65.75
3150 Porter Drive, Palo Alto, California	1	1998	36,886	100.0%	3,277	88.83
900 Jefferson Avenue, Redwood City, California	1	2015	228,505	100.0%	13,468	58.94
900 Middlefield Road, Redwood City, California	1	2015	118,764	100.0%	6,487	54.85
100 Hooper Street, San Francisco, California	1	2018	417,914	95.5%	23,676	59.41
100 First Street, San Francisco, California	1	1988	480,457	98.3%	32,646	71.83

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2023 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
303 Second Street, San Francisco, California	1	1988	784,658	71.1%	50,885	91.63
201 Third Street, San Francisco, California	1	1983	346,538	68.2%	17,659	75.90
360 Third Street, San Francisco, California	1	2013	436,357	66.6%	25,489	88.08
250 Brannan Street, San Francisco, California	1	1907/ 2001	100,850	100.0%	10,323	102.36
301 Brannan Street, San Francisco, California	1	1909/ 1989	82,834	100.0%	7,391	89.23
333 Brannan Street, San Francisco, California	1	2016	185,602	100.0%	17,688	95.30
345 Brannan Street, San Francisco, California	1	2015	110,050	99.7%	10,551	96.76
350 Mission Street, San Francisco, California	1	2016	455,340	99.7%	24,076	53.09
345 Oyster Point Boulevard, South San Francisco, California	1	2001	40,410	100.0%	2,192	54.24
347 Oyster Point Boulevard, South San Francisco, California	1	1998	39,780	100.0%	2,158	54.24
349 Oyster Point Boulevard, South San Francisco, California	1	1999	65,340	100.0%	4,265	65.27
350 Oyster Point Boulevard, South San Francisco, California	1	2021	234,892	100.0%	18,167	77.34
352 Oyster Point Boulevard, South San Francisco, California	1	2021	232,215	100.0%	18,062	77.78
354 Oyster Point Boulevard, South San Francisco, California	1	2021	193,472	100.0%	15,048	77.78
505 North Mathilda Avenue, Sunnyvale, California	1	2014	212,322	100.0%	9,449	44.50
555 North Mathilda Avenue, Sunnyvale, California	1	2014	212,322	100.0%	9,449	44.50
599 North Mathilda Avenue, Sunnyvale, California	1	2000	76,031	100.0%	3,610	47.48
605 North Mathilda Avenue, Sunnyvale, California	1	2014	162,785	100.0%	7,244	44.50
Subtotal/Weighted Average – San Francisco	33		6,170,022	91.0%	$381,603	$68.32
Greater Seattle
601 108th Avenue North East, Bellevue, Washington	1	2000	490,738	100.0%	$19,647	$40.46
10900 North East 4th Street, Bellevue, Washington	1	1983	428,557	86.2%	15,082	41.01
2001 West 8th Avenue, Seattle, Washington	1	2009	539,226	20.0%	4,587	43.15
333 Dexter Ave North, Seattle, Washington	1	2022	618,766	100.0%	31,940	51.62
701 North 34th Street, Seattle, Washington	1	1998	141,860	100.0%	5,199	36.65
801 North 34th Street, Seattle, Washington	1	1998	173,615	100.0%	5,789	33.34
837 North 34th Street, Seattle, Washington	1	2008	112,487	100.0%	4,093	36.38
320 Westlake Avenue North, Seattle, Washington	1	2007	184,644	96.1%	8,041	45.31
321 Terry Avenue North, Seattle, Washington	1	2013	135,755	100.0%	5,374	39.59
401 Terry Avenue North, Seattle, Washington	1	2003	174,530	100.0%	7,008	40.15
Subtotal/Weighted Average – Greater Seattle	10		3,000,178	83.4%	$106,760	$42.80
Austin

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2023 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
200 W. 6th Street, Austin CBD, Texas	1	2023	758,975	64.9%	$20,975	$42.61
Subtotal/Weighted Average - Austin	1		758,975	64.9%	$20,975	$42.61
TOTAL/WEIGHTED AVERAGE	121		17,044,128	85.0%	$807,804	$56.31

____________________
(1)Based on all leases at the respective properties in effect as of December 31, 2023. Includes month-to-month leases as of December 31, 2023. Represents economic occupancy.
(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rent, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2023. Includes 100% of annualized base rent of consolidated property partnerships.

Stabilized Development Projects

During the year ended December 31, 2023, the following properties were added to our stabilized portfolio of operating properties:

		Construction Period
Stabilized Development Projects	Location	Start Date	Completion Date	Stabilization Date (1)	Rentable Square Feet	% Occupied (2)

9514 Towne Centre Drive	University Towne Center	3Q 2021	3Q 2023	3Q 2023	70,616	100%
Indeed Tower	Austin CBD	2Q 2021	4Q 2022	4Q 2023	758,975	65%

TOTAL:					829,591	68%

____________________
(1)For office and retail, represents the earlier of anticipated 95% occupancy date or one year from cessation of major base building construction activities.
(2)Represents economic occupancy.

In-Process Development Projects

As of December 31, 2023, the following development project was under construction:

		Construction Start Date	Estimated Stabilization Date (1)	Estimated Rentable Square Feet	% Leased
UNDER CONSTRUCTION	Location

Office / Life Science
San Francisco Bay Area
Kilroy Oyster Point - Phase 2	South San Francisco	2Q 2021	4Q 2025	875,000	—%

TOTAL:				875,000	—%

____________________
(1)Represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope.

In-Process Redevelopment Projects

As of December 31, 2023, the following redevelopment projects were under construction:

		Construction Start Date	Estimated Stabilization Date (1)	Estimated Rentable Square Feet	% Leased
UNDER CONSTRUCTION	Location

Life Science
San Francisco Bay Area
4400 Bohannon Drive	Menlo Park	4Q 2022	3Q 2025	48,000	—%
San Diego County
4690 Executive Drive	University Towne Center	1Q 2022	2Q 2025	52,000	—%

TOTAL:				100,000	—%

____________________
(1)Represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope.

Future Development Pipeline

The following table sets forth certain information relating to our future development pipeline as of December 31, 2023.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)

Greater Los Angeles
1633 26th Street	West Los Angeles	190,000
San Diego County
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000
2045 Pacific Highway	Little Italy	275,000
Kilroy East Village	East Village	TBD
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000
Flower Mart	SOMA	2,300,000
Greater Seattle
SIX0	Denny Regrade	925,000
Austin
Stadium Tower	Stadium District / Domain	493,000
____________________
(1)The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, our markets, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes or project design.

Significant Tenants

The following table sets forth information about our 15 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2023.

Tenant Name	Region	Annualized Base Rental Revenue(1)(2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue(1)	Percentage of Total Rentable Square Feet	Year(s) of Significant Lease Expiration(s)(3)
		(in thousands)
Global technology company	Greater Seattle / San Diego County	$44,851	849,826	5.6%	5.0%	2032 - 2033 / 2037
Cruise LLC	San Francisco Bay Area	35,449	374,618	4.4%	2.2%	2031
Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.1%	2.5%	2034
Salesforce, Inc. (4)	San Francisco Bay Area / Greater Seattle	29,981	613,497	3.7%	3.6%	2024 / 2029 - 2030 / 2032
LinkedIn Corporation / Microsoft Corporation (5)	San Francisco Bay Area	29,752	663,460	3.7%	3.9%	2024 / 2026
Adobe Systems, Inc.	San Francisco Bay Area / Greater Seattle	27,897	522,879	3.5%	3.1%	2027 / 2031
Okta, Inc.	San Francisco Bay Area	24,206	293,001	3.0%	1.7%	2028
DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.0%	1.4%	2032
Netflix, Inc.	Greater Los Angeles	21,854	361,388	2.7%	2.1%	2032
Box, Inc. (6)	San Francisco Bay Area	19,788	341,441	2.5%	2.0%	2024 / 2028
Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.3%	1.4%	2033
DIRECTV, LLC	Greater Los Angeles	16,085	532,956	2.0%	3.1%	2026 - 2027
Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	1.9%	2.0%	2030
Amazon.com	Greater Seattle	14,989	340,705	1.9%	2.0%	2029 - 2030
Riot Games, Inc. (7)	Greater Los Angeles	14,628	218,824	1.8%	1.3%	2024 / 2031
Total		$370,091	6,352,824	46.1%	37.3%
_____________________
(1)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of December 31, 2023.
(2)Includes 100% of the annualized base rental revenues of consolidated property partnerships.
(3)We define significant lease expirations as those with space expiring greater than 25,000 rentable square feet.
(4)The 2024 lease expiration represents 140,509 rentable square feet expiring on August 31, 2024.
(5)The 2024 lease expiration represents 76,031 rentable square feet expiring on October 31, 2024.
(6)The 2024 lease expiration represents 53,762 rentable square feet that expired on January 31, 2024.
(7)The 2024 lease expiration represents 131,982 rentable square feet comprised of 8,691 rentable square feet that expired on January 31, 2024, 6,411 rentable square feet expiring on July 31, 2024 and 116,880 rentable square feet expiring on November 30, 2024, of which 76,644 rentable square feet was renewed in January 2024.

The following pie chart sets forth the composition of our tenant base by industry and as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2023.

Wholesale and Retail Trade , 2%
Other Services , 3%
Manufacturing , 1%
Life Science & Health Care , 17%
Finance, Insurance, and Real Estate , 8%
Technology , 54%
Professional, Business, and Other Services , 7%
Education , 1%
Media , 7%

Our markets are dynamic and populated with innovative and creative tenants, including but not limited to technology, entertainment and digital media companies. While technology companies comprise 54% of our office portfolio base rent, technology is a broad concept that encompasses diverse industries including software, social media, hardware, cloud computing, internet media and technology services.

Lease Expirations

The following table sets forth a summary of our lease expirations for our stabilized portfolio, excluding our residential properties, for each of the next ten years beginning with 2024, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors that May Influence Future Results of Operations”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1) (2)	% of Total Annualized Base Rent (1)	Annualized Rent per Square Foot (1)
2024	70	1,054,096	7.3%	$52,196	6.4%	$49.52
2025	65	677,463	4.8%	33,731	4.2%	49.79
2026	61	1,921,594	13.5%	90,656	11.2%	47.18
2027	70	1,064,205	7.5%	43,736	5.4%	41.10
2028	51	1,106,414	7.8%	68,568	8.5%	61.97
2029	36	1,162,475	8.2%	62,676	7.8%	53.92
2030	39	1,539,066	10.8%	91,673	11.3%	59.56
2031	40	2,085,131	14.6%	137,161	17.0%	65.78
2032	15	1,115,436	7.8%	73,937	9.2%	66.29
2033	13	1,156,673	8.1%	69,315	8.6%	59.93
2034 and beyond	16	1,354,882	9.6%	84,155	10.4%	62.11
Total (3)	476	14,237,435	100.0%	$807,804	100.0%	$56.74
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
(3)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2023, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2023.

Secured Debt

As of December 31, 2023, the Operating Partnership had three outstanding mortgage notes payable which were secured by certain of our properties. Our secured debt represents an aggregate principal indebtedness of approximately $612.7 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 9 and 10 to our consolidated financial statements and Schedule III—Real Estate and Accumulated Depreciation included in this report.

ITEM 3.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of December 31, 2023, we were not a defendant in, and our properties were not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 86 registered holders of the Company’s common stock. The following table illustrates dividends declared during 2023 and 2022 as reported on the NYSE.

2023	Per Share Common Stock Dividends Declared
First quarter	$0.5400
Second quarter	0.5400
Third quarter	0.5400
Fourth quarter	0.5400

2022	Per Share Common Stock Dividends Declared
First quarter	$0.5200
Second quarter	0.5200
Third quarter	0.5400
Fourth quarter	0.5400

The Company pays distributions to common stockholders quarterly each January, April, July and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of directors deems relevant.

The Company did not purchase any equity securities during the three month period leading up to December 31, 2023.

MARKET FOR KILROY REALTY, L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s common units. As of the date this report was filed, there were 19 holders of record of common units (including through the Company’s general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2023 and 2022.

2023	Per Unit Common Unit Distribution Declared
First quarter	$0.5400
Second quarter	0.5400
Third quarter	0.5400
Fourth quarter	0.5400

2022	Per Unit Common Unit Distribution Declared
First quarter	$0.5200
Second quarter	0.5200
Third quarter	0.5400
Fourth quarter	0.5400

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the FTSE Nareit All Equity REIT Index, the Standard & Poor’s (“S&P”) 500 Stock Index, and the S&P Composite 1500 – Office REIT Index for the five-year period ended December 31, 2023. We include the S&P Composite 1500 – Office REIT Index because management believes it provides additional information to investors about our performance relative to a more specific peer group. The S&P Composite 1500 – Office REIT Index is a published and widely recognized index that comprises 13 office equity REITs, including us. The graph assumes an investment of $100 in us and each of the indices on December 31, 2018 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

Total Return Performance
Kilroy Realty Corporation
S&P 500 Index
S&P Composite 1500 – Office REITs Index
FTSE NAREIT All Equity REITs Index
Index Value
300
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

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

•any significant downturn in tenants’ businesses, including bankruptcy, lack of liquidity or lack of funding and the impact labor disruptions or strikes, such as episodic strikes in the entertainment industry, may have on our tenants’ businesses;

•our ability to re-lease property at or above current market rates;

•reduced demand for office space, including as a result of remote work and flexible working arrangements that allow work from remote locations other than the employer’s office premises;

•costs to comply with government regulations, including environmental remediation;

•the availability of cash for distribution and debt service and exposure to risk of default under debt obligations;

•increases in interest rates and our ability to manage interest rate exposure;

•changes in interest rates and the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment and acquisition opportunities and refinance existing debt;

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

•environmental uncertainties and risks related to natural disasters; and

•our ability to maintain our status as a REIT.

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

Company Overview

We are a self-administered REIT active in premier office, life science and mixed-use property types in the United States. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle and Austin, which we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real properties through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of both December 31, 2023 and 2022. All of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land (see Note 19 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2023 Operating and Development Highlights

Throughout 2023, we remained focused on creating value for our stockholders through leasing, development and redevelopment activities. We also continued to maintain a strong balance sheet and elevate our leadership position in environmental, social and corporate governance investing.

Development. We continued to execute on our development and redevelopment program during 2023. We added two completed development projects to our stabilized portfolio totaling 829,591 rentable square feet of office space. See “—Factors that May Influence Future Operations” for additional information regarding our development program.

Leasing. During 2023, we achieved our highest leasing volume since 2019. We executed new and renewal leases totaling 1.2 million square feet within our stabilized portfolio with an increase in GAAP rents of 14.8% and an increase in cash rents of 0.1%. Our stabilized office portfolio was 85.0% occupied and 86.4% leased as of December 31, 2023.

2023 Financing Highlights

In 2023, we amended our unsecured term loan facility to increase the borrowing capacity by $120.0 million and borrowed the remaining capacity of $320.0 million during the year. Additionally, we entered into a $375.0 million mortgage loan at an annual interest rate of 5.90% and used a portion of the proceeds to complete open-market repurchases of $21.3 million of the Operating Partnership's 3.45% $425.0 million unsecured senior notes due December 15, 2024. Refer to our 2023 Financing Highlights in “—Liquidity and Capital Resources of the Operating Partnership” for a list of financing transactions completed in 2023 and Note 10, “Secured and Unsecured Debt of the Operating Partnership” to our consolidated financial statements included in this report for additional information regarding our debt and capital market activity.

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

Revenue Recognition

Rental revenue for office, life science, retail and residential operating properties is our principal source of revenue. We recognize revenue from base rent (fixed lease payments), additional rent (variable lease payments, which consist of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs), parking and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of substantially all of the amount due is probable. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

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

When we conclude that we are the owner of tenant improvements for accounting purposes using the factors discussed above, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as our capital asset. During the years ended December 31, 2023, 2022, and 2021, we capitalized $7.1 million, $22.8 million, and $37.3 million, respectively, of tenant-funded tenant improvements. The amount of tenant-funded tenant improvements recorded in any given year varies based upon the mix of specific leases executed and/or commenced during the reporting period. For these tenant-funded tenant improvements, we record the amount funded by or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental income on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises. The determination of who owns the tenant improvements has a significant impact on the amount of non-cash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements. For the years ended December 31, 2023, 2022, and 2021, we recognized $20.7 million, $19.3 million and $16.5 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

When we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, we record our contribution towards those tenant-owned improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises.

For residential properties, we commence revenue recognition upon lease commencement. Residential rental revenue is recognized on a straight-line basis over the term of the related lease, net of any concessions.

When a lease is amended, which may occur from time to time, we determine whether (1) an additional right of use not included in the original lease is being granted as a result of the modification, and (2) there is an increase in the lease payments that is commensurate with the standalone price for the additional right of use. If both of these conditions are met, the amendment is accounted for as a separate lease contract. If either of those conditions are not met, the amendment is accounted for as a lease modification. Most of our lease amendments are accounted for as a modification of our operating leases, which requires us to reassess both the lease term and fixed lease payments, including any prepaid or deferred rent receivables relating to the original lease, as a part of the lease payments for the modified lease.

Termination options in some of our leases allow the tenant to terminate the lease, in part or in whole, prior to the end of the lease term under certain circumstances. Termination options require advance notification from the tenant and payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the net book value of lease inception costs such as commissions, tenant improvements and lease incentives. Termination fee income, included in rental income, is recognized on a straight-line basis from the date of the executed termination agreement through revised lease expiration when the amount of the fee is determinable and collectability of the fee is probable. This fee income is reduced on a straight-line basis by any deferred rent receivable related to the lease.

Generally, our leases require the tenant to restore the leased space to standard office condition upon the expiration of the lease. In some circumstances, tenants may negotiate to pay us a restoration fee in lieu of restoring the space. Restoration fee income, included in rental income, is recognized on a straight-line basis from the date of the executed restoration fee agreement through lease expiration when the amount of the fee is determinable and collectability of the fee is probable.

Additional Rent - Reimbursements from Tenants

Additional rent, consisting of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs, is recognized in rental income in the period the recoverable costs are incurred. Additional rent is recognized and recorded on a gross basis, with the associated expense recognized in property expenses or real estate taxes.

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

During the year, we accrue estimated additional rent in the period in which the recoverable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to match additional rent with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year we perform preliminary reconciliations and, if a change in estimate is warranted, an adjustment is recorded to reflect the revised estimate. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2022 and 2021 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual additional rent recognized.

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

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected. These allowances are increased or decreased through rental income, and our determination of the adequacy of the Company’s allowances for tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. Such assessment involves using a methodology that incorporates a specific identification analysis and an aging analysis, considering the current economic and business environment, including factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. This determination is performed on a quarterly basis and requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. Since these factors are beyond our control, actual results can differ from our estimates, and such differences could be material.

For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term and, for some tenants, may include an offsetting partial allowance for uncollectible accounts related to current tenant and deferred rent receivables that exhibit a certain level of collection risk based on the results of the assessment described above. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, including deferred revenue, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. If the collectability determination subsequently changes to being probable of collection for leases for which revenue is recorded based on cash received from the tenant, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances as if revenue had been recorded on a straight-line basis since the inception of the lease.

For the years ended December 31, 2023, 2022 and 2021, we recorded a net reduction to rental revenues for direct write-offs associated with transitioning certain tenants to a cash basis of reporting and an allowance for uncollectible accounts for both current tenant receivables and deferred rent receivables of approximately 1.1% (of which 0.5% relates to one tenant), 0.2% and 0.3% of total revenues, respectively. These amounts were primarily a result of tenant creditworthiness considerations and a small portion of the 2021 amounts were restored in 2022 based on changes in collectability assessments. Additional amounts may potentially be restored in future periods as circumstances warrant, consistent with our accounting policies. In the event our estimates were not consistent with actual collections and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $11.3 million, $11.0 million and $9.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Acquisitions

Acquisitions of operating properties and development and redevelopment opportunities generally do not meet the definition of a business and are accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value at the acquisition date of the total purchase price plus any capitalized acquisition costs, including costs incurred during negotiation. When applicable, we record the acquired tangible and intangible assets and assumed liabilities of acquisitions of operating properties and development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date.

We assess and consider fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquisition generally include but are not limited to: (i) land and improvements, buildings and improvements, undeveloped land and construction in progress and (ii) identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any. Any debt assumed and equity (including common units of the Operating Partnership) issued in connection with a property acquisition is recorded at relative fair value on the date of acquisition.

The fair value of land and improvements is derived from comparable sales of land and improvements within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements and leasing costs considers the value of the property as if it was vacant as well as current replacement costs and other relevant market rate information.

    The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. Our below-market operating leases generally do not include fixed rate or below-market renewal options. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related intangible liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. The amortization of a below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented. The amortization of an above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented. If a lease were to be terminated prior to its contractual expiration, amortization of the related above-market or below-market lease intangible would be accelerated through the termination date.

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

Transaction costs associated with our acquisitions, including costs incurred during negotiation, are capitalized as part of the purchase price of the acquisition. We did not capitalize any acquisition costs during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, we capitalized $0.2 million, and $1.3 million, respectively, of acquisition costs.

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

•deterioration in rental rates for a specific property as evidenced by sudden significant rental rate decreases or continuous rental rate decreases over numerous quarters, which could signal a continued decrease in future cash flows for that property;

•deterioration of a given rental submarket as evidenced by significant increases in market vacancy and/or negative absorption rates or continuous increases in market vacancy and/or negative absorption rates over numerous quarters, which could signal a decrease in future cash flows for properties within that submarket;

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

When we evaluate for potential impairment our real estate assets to be held and used, we first evaluate whether there are any indicators of impairment. If any impairment indicators are present for a specific real estate asset, we evaluate the regional market conditions that could reasonably affect the real estate asset. If there are negative changes and trends in that regional market, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flows over the anticipated holding period. If the estimated undiscounted future cash flows are less than the net carrying amount of the real estate asset, we perform an impairment loss calculation to determine if the fair value of the real estate asset is less than the net carrying value of the real estate asset. Our impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We recognize an impairment loss if the amount of the asset’s net carrying amount exceeds the asset’s estimated fair value. If we recognize an impairment loss, the estimated fair value of the real estate asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset. If a real estate asset is designated as real estate held for sale, it is carried at the lower of the net carrying value or estimated fair value less costs to sell, and depreciation ceases.

Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and property fair values, including determining our estimated holding period and selecting the discount or capitalization rate that reflects the risk inherent in future cash flows. Estimating projected cash flows is highly subjective as it requires assumptions related to future rental rates, credit loss, average lease term, lease-up timeframes, renewal probability, lease reimbursement type, tenant allowances, leasing commissions, operating expenditures, property taxes, capital improvements, development costs, construction completion date, stabilization date and occupancy levels. We are also required to make a number of assumptions relating to future economic and market events and prospective operating trends. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate resulting from a variety of factors in the overall economy or within regional markets. If the actual net cash flows or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected.

For each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the years ended December 31, 2023, 2022 and 2021.

Cost Capitalization and Depreciation

We capitalize costs associated with development and redevelopment activities, capital improvements, and tenant improvements, including internal compensation costs. For the years ended December 31, 2023, 2022 and 2021, we capitalized $15.8 million, $19.9 million and $20.7 million, respectively, of internal costs to our qualifying development and redevelopment projects. In addition, for development and redevelopment projects, we also capitalize the following costs during periods in which activities necessary to prepare the project for its intended use are in progress: interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes and insurance.

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

Share-Based Incentive Compensation Accounting

At December 31, 2023, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 16 “Share-Based and Other Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for executive officers, as defined in Rule 16 under the Exchange Act. Compensation cost for all share-based awards, including options, requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of share-based compensation programs that include market conditions are calculated using a Monte Carlo simulation pricing model. Additionally, certain of our market condition share-based compensation programs also contain pre-defined financial performance conditions, including FFO per share and debt to EBITDA ratio goals which can impact the number of restricted stock units ultimately earned. This variability relating to the level of the performance condition achieved requires management’s judgment and estimates, which impacts compensation cost recognized for these awards during the performance period. As of December 31, 2023, the performance condition for certain of our outstanding market condition share-based compensation programs has been met and compensation cost for these awards is no longer variable. For these awards, although the number of restricted stock units ultimately earned remains variable subject to the ultimate achievement level of the market condition, compensation cost is no longer variable for these awards as the market condition was already taken into consideration as part of the grant date fair value calculation. As of December 31, 2023, there are certain outstanding share-based compensation awards where the achievement of the performance condition is yet unknown as the award is still within its performance measurement period. For these awards, compensation cost and the number of restricted stock units ultimately earned remains variable and compensation cost for these awards is recorded based on our most recent estimate of the probable achievement of the performance conditions through the requisite service period. Changes to compensation cost resulting from changes in the estimated level of achievement of the performance conditions are recorded as cumulative adjustments in the period the change in the estimated level of achievement of the performance conditions is determined.

For the years ended December 31, 2023, 2022, and 2021 we recorded approximately $33.2 million, $18.9 million, and $26.2 million, respectively, of compensation cost related to programs that were subject to estimates and judgments. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $2.9 million, $1.5 million, and $2.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Factors That May Influence Future Results of Operations

Development and Redevelopment Programs

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development and redevelopment projects and, subject to market conditions, identifying new redevelopment opportunities and executing on our future development pipeline, including expanding entitlements. We continue to focus on development and redevelopment opportunities and may continue to expand our future development pipeline through targeted acquisitions of development opportunities on the West Coast and in Austin, Texas, depending on market conditions.

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

Stabilized Development Projects

During the year ended December 31, 2023, we completed and added the following development projects to our stabilized portfolio:

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

•Indeed Tower, Austin CBD, Austin, Texas. We acquired this project upon core/shell completion in June 2021. This project encompasses approximately 758,975 square feet of office space at a total estimated investment of $690.0 million and is 78% leased to 16 tenants with 42% of the space leased to Indeed, Inc. through 2034. We added the building to the stabilized portfolio in the fourth quarter of 2023 upon reaching one year since substantial completion.

In-Process Development Projects - Under Construction

As of December 31, 2023, we had one development project under construction:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco. The second phase encompasses approximately 875,000 square feet of office space across three buildings at a total estimated investment of $1.0 billion.

In-Process Redevelopment - Under Construction

As of December 31, 2023, we had two redevelopment projects under construction:

•4690 Executive Drive, University Towne Center, San Diego, California. In March 2022, we began the phased redevelopment of this property, comprised of approximately 52,000 square feet, for life science use with total estimated redevelopment costs of $25.0 million, inclusive of the depreciated basis of the building.

•4400 Bohannon Drive, Menlo Park, California. In December 2022, we began the redevelopment of this property, comprised of approximately 48,000 square feet, for life science use with total estimated redevelopment costs of $55.0 million, inclusive of the depreciated basis of the building.
Future Development Pipeline

As of December 31, 2023, our future development pipeline included eight future projects located in Los Angeles, San Diego, the San Francisco Bay Area, Seattle and Austin with an aggregate cost basis of approximately $1.4 billion, at which we believe we could develop more than 6.0 million rentable square feet, depending on successfully obtaining entitlements and market conditions.

The following table sets forth information about our future development pipeline.

Future Development Pipeline	Location	Approx. Developable Square Feet (1)	Total Costs as of 12/31/2023 ($ in millions)(2)

Greater Los Angeles
1633 26th Street	West Los Angeles	190,000	$15.0
San Diego County
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000	114.3
2045 Pacific Highway	Little Italy	275,000	58.2
Kilroy East Village	East Village	TBD	68.0
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	234.0
Flower Mart	SOMA	2,300,000	611.7
Greater Seattle
SIX0	Denny Regrade	925,000	189.0
Austin
Stadium Tower	Stadium District / Domain	493,000	70.4
TOTAL:			$1,360.6
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
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of December 31, 2023.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. During the year ended December 31, 2023, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. A slowdown in development activities could result in fewer projects qualifying for interest capitalization under GAAP, resulting in higher interest expense. In the event of an extended cessation of development activities, projects may potentially no longer qualify for capitalization of interest or other carrying costs. For the year ended December 31, 2023, we capitalized $78.8 million of interest to our qualifying development and redevelopment projects. For the year ended December 31, 2023, we capitalized $15.8 million of internal costs to our qualifying development and redevelopment projects.

Capital Recycling Program

We continuously evaluate opportunities for the potential disposition of non-core properties in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated into capital used to fund new operating and development acquisitions, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further discussion of our capital recycling activities.

The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained for some potential buyers due to the current economic and market conditions), and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

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

In connection with our growth strategy, we may have one or more potential acquisitions of properties and/or undeveloped land under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. However, we cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. In addition, acquisitions are subject to various risks and uncertainties and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs.

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

As of December 31, 2023, there was approximately $18.2 million of total unrecognized compensation cost related to outstanding nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of December 31, 2023, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. The costs are expected to be recognized over a weighted-average period of 1.6 years. The $18.2 million of unrecognized compensation cost does not reflect the future compensation cost for any share-based awards that have been or may be granted subsequent to December 31, 2023. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, performance against applicable performance-based vesting goals, market conditions and other factors. For additional information regarding our equity incentive awards, see Note 16 “Share-Based and Other Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates in our submarkets. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the year ended December 31, 2023.

For Leases Commenced (1)

Year to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year (3)	Changes in Rents (4)	Changes in Cash Rents (5)
	New	Renewal	New	Renewal
2nd Generation (6)	45	47	512,626	568,443	72	$54.70	$9.12	14.9%	0.3%
Development Leasing (7)	5	—	139,018	—	137	$116.82	$10.23
Total	50	47	651,644	568,443

For Leases Executed (1)(8)

Year to Date	Number of Leases (2)		Rentable Square Feet (2)		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year (3)	Changes in Rents (4)	Changes in Cash Rents (5)	Retention Rates (9)
	New	Renewal	New	Renewal
2nd Generation (6)	46	47	615,477	568,443	68	$52.96	$9.35	14.8%	0.1%	29.1%
Development Leasing (7)	7	—	64,919	—	127	$149.44	$14.12
Total	53	47	680,396	568,443
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
(7)Represents leases commenced or executed on new construction added to the stabilized portfolio, and leasing activity for leases signed in our development and redevelopment portfolios.
(8)For the year ended December 31, 2023, 21 new leases totaling 368,859 rentable square feet were signed but not commenced as of December 31, 2023.
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

During the year ended December 31, 2023, we saw an increase in physical occupancy at our properties and commitments by large corporations to in-office work by mandating a minimum number of days employees must work in the office. However, we believe that economic uncertainty and hybrid/remote working arrangements have impacted the timing and volume of leasing and will likely continue to do so in the near future and possibly longer-term. Additionally, decreased demand (including as a result of remote work), increased competition (including sublease space available from our tenants) and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio, excluding our residential properties, for the next five years and by region for the next two years.

Lease Expirations (1)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Base Rent per Sq. Ft. (2)
				(in thousands)
2024	70	1,054,096	7.3%	$52,196	6.4%	$49.52
2025	65	677,463	4.8%	33,731	4.2%	49.79
2026	61	1,921,594	13.5%	90,656	11.2%	47.18
2027	70	1,064,205	7.5%	43,736	5.4%	41.10
2028	51	1,106,414	7.8%	68,568	8.5%	61.97
Total	317	5,823,772	40.9%	$288,887	35.7%	$49.60

Year	Region	# of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (2)(3)	% of Total Annualized Base Rent (2)	Annualized Rent per Sq. Ft. (2)
					(in thousands)
2024 (4)	Greater Los Angeles	45	516,779	3.6%	$23,273	2.9%	$45.03
	San Diego County	6	45,597	0.3%	1,759	0.2%	38.58
	San Francisco Bay Area	11	318,262	2.2%	20,752	2.6%	65.20
	Greater Seattle	8	173,458	1.2%	6,412	0.7%	36.97
	Austin	—	—	—%	—	—%	—
	Total	70	1,054,096	7.3%	$52,196	6.4%	$49.52

2025 (4)	Greater Los Angeles	28	168,613	1.2%	$6,946	0.9%	$41.19
	San Diego County	18	243,773	1.7%	12,508	1.5%	51.31
	San Francisco Bay Area	9	124,246	0.9%	8,725	1.1%	70.22
	Greater Seattle	10	140,831	1.0%	5,552	0.7%	39.42
	Austin	—	—	—%	—	—%	—
	Total	65	677,463	4.8%	$33,731	4.2%	$49.79
_____________________
(1)    For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2023, space leased under month-to-month leases, storage leases, vacant space and future lease renewal options not executed as of December 31, 2023.
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
(4)    Adjusting for leases executed as of December 31, 2023 but not yet commenced, the 2024 and 2025 expirations would be reduced by 107,219 and 40,278 square feet, respectively.

In addition to the 2.6 million rentable square feet, or 15.0%, of currently available space in our stabilized portfolio, leases representing approximately 7.3% and 4.8% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2024 and 2025, respectively. The leases scheduled to expire in 2024 and 2025 represent approximately 1.7 million rentable square feet, or 10.6%, of our total annualized base rental revenue. Adjusting for leases executed as of December 31, 2023 but not yet commenced, the remaining 2024 and 2025 expirations would be 946,877 and 637,185 square feet, respectively.

Sublease Space. Of our leased space as of December 31, 2023, approximately 1.7 million rentable square feet, or 10.0% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area region. Of the 10.0% of available sublease space in our stabilized portfolio as of December 31, 2023, approximately 7.1% was vacant space, and the remaining 2.9% was occupied. Of the approximately 1.7 million rentable square feet available for sublease as of December 31, 2023, approximately 223,112 rentable square feet representing six leases are scheduled to expire in 2024, and approximately 79,450 rentable square feet representing three leases are scheduled to expire in 2025.

Stabilized Portfolio Information

As of December 31, 2023, our stabilized portfolio was comprised of 121 office and life science properties encompassing an aggregate of approximately 17.0 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction or in the tenant improvement phase, redevelopment projects under construction, undeveloped land and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs on the existing or acquired buildings pursuant to a formal plan, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as office and life science properties that we are developing or redeveloping where the project has reached cold shell condition and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are added to our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets at the historical cost of the property as the projects or phases of projects are placed in service.

During the year ended December 31, 2023, we added two development projects to our stabilized portfolio consisting of two buildings totaling 829,591 square feet of office space in San Diego, California and Austin, Texas. We did not have any properties held for sale at December 31, 2023. Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2023 was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land on which we believe we have the potential to develop more than 6.0 million rentable square feet, depending upon economic conditions.

As of December 31, 2023, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - under construction	1	875,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from December 31, 2022 to December 31, 2023:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2022	119	16,194,146
Completed development properties placed in-service	2	829,591
Remeasurement	—	20,391
Total as of December 31, 2023 (1)	121	17,044,128
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2023	12/31/2022	12/31/2021
Greater Los Angeles	53	4,344,573	79.0%	85.2%	86.1%
San Diego County	24	2,770,380	88.6%	86.2%	95.9%
San Francisco Bay Area	33	6,170,022	91.0%	95.5%	92.4%
Greater Seattle	10	3,000,178	83.4%	97.7%	97.2%
Austin	1	758,975	64.9%	—%	—%
Total Stabilized Office Portfolio	121	17,044,128	85.0%	91.6%	91.9%

	Average Occupancy
	Year Ended December 31,
	2023	2022
Stabilized Office Portfolio (1)	87.3%	91.2%
Same Store Portfolio (2)	87.7%	91.6%
Residential Portfolio (3)	92.8%	93.5%
_____________________
(1)    Occupancy percentages reported are based on our stabilized office portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy.
(2)    Occupancy percentages reported are based on office properties owned and stabilized as of January 1, 2022 and still owned and stabilized as of December 31, 2023 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)    Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Results of Operations

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2022 and still owned and included in the stabilized portfolio as of December 31, 2023, including our three residential properties in Hollywood and Del Mar, California;

•Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, expenses for certain of our future development projects and the results generated by the following stabilized development and redevelopment properties:

◦One office building that was added to the stabilized portfolio in the second quarter of 2022;
◦Three office and life science buildings that were added to the stabilized portfolio in the third quarter of 2022;
◦One office building that was added to the stabilized portfolio in the third quarter of 2023; and
◦One office building that was added to the stabilized portfolio in the fourth quarter of 2023; and
•Disposition Properties – includes the results of one property disposed of in the third quarter of 2022.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of December 31, 2023.

Group	# of Buildings	Rentable Square Feet
Same Store Properties	115	15,063,419
Stabilized Development and Redevelopment Properties (1)	6	1,980,709
Total Stabilized Portfolio	121	17,044,128
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development and redevelopment projects and future development projects.

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2023 and 2022.

	Year Ended December 31,		Dollar Change	Percentage Change
	2023	2022
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$212,241	$232,615	$(20,374)	(8.8)%
Net income attributable to noncontrolling common units of the Operating Partnership	2,083	2,283	(200)	(8.8)%
Net income attributable to noncontrolling interests in consolidated property partnerships	23,964	24,595	(631)	(2.6)%
Net income	$238,288	$259,493	$(21,205)	(8.2)%
Unallocated expense (income):
General and administrative expenses	93,434	93,642	(208)	(0.2)%
Leasing costs	6,506	4,879	1,627	33.3%
Depreciation and amortization	355,278	357,611	(2,333)	(0.7)%
Interest income and other net investment gain	(22,592)	(1,765)	(20,827)	1,180.0%
Interest expense	114,216	84,278	29,938	35.5%
Gains on sales of depreciable operating properties	—	(17,329)	17,329	(100.0)%
Net Operating Income, as defined	$785,130	$780,809	$4,321	0.6%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023				2022
	Same Store	Develop- ment	Disposi- tion	Total	Same Store	Develop- ment	Disposi- tion	Total
	(in thousands)
Operating revenues:
Rental income	$1,006,033	$111,704	$—	$1,117,737	$1,017,322	$66,559	$2,137	$1,086,018
Other property income	10,874	1,083	—	11,957	9,820	1,101	48	10,969
Total	1,016,907	112,787	—	1,129,694	1,027,142	67,660	2,185	1,096,987
Property and related expenses:
Property expenses	213,788	15,176	—	228,964	193,353	8,324	1,067	202,744
Real estate taxes	93,383	12,485	—	105,868	98,266	7,427	176	105,869
Ground leases	7,588	2,144	—	9,732	7,162	403	—	7,565
Total	314,759	29,805	—	344,564	298,781	16,154	1,243	316,178
Net Operating Income, as defined	$702,148	$82,982	$—	$785,130	$728,361	$51,506	$942	$780,809

	Year Ended December 31, 2023 as compared to the Year Ended December 31, 2022
	Same Store		Development		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(11,289)	(1.1)%	$45,145	67.8%	$(2,137)	(100.0)%	$31,719	2.9%
Other property income	1,054	10.7%	(18)	(1.6)%	(48)	(100.0)%	988	9.0%
Total	(10,235)	(1.0)%	45,127	66.7%	(2,185)	(100.0)%	32,707	3.0%
Property and related expenses:
Property expenses	20,435	10.6%	6,852	82.3%	(1,067)	(100.0)%	26,220	12.9%
Real estate taxes	(4,883)	(5.0)%	5,058	68.1%	(176)	(100.0)%	(1)	—%
Ground leases	426	5.9%	1,741	432.0%	—	—%	2,167	28.6%
Total	15,978	5.3%	13,651	84.5%	(1,243)	(100.0)%	28,386	9.0%
Net Operating Income, as defined	$(26,213)	(3.6)%	$31,476	61.1%	$(942)	(100.0)%	$4,321	0.6%

Net Operating Income increased $4.3 million, or 0.6%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily resulting from:

•A decrease of $26.2 million attributable to the Same Store Properties which was driven by the following activity:

•A decrease in total operating revenues of $10.2 million, or 1.0%, primarily due to the following:

•$22.5 million net decrease resulting from a $33.8 million decrease from lease expirations net of an $11.3 million increase from new leases and renewals at higher rates; partially offset by

•$12.3 million increase in the tenant reimbursements component of rental income primarily due to $17.4 million higher reimbursable operating expenses offset by $5.1 million decrease in property taxes due to favorable property tax assessments.

•An increase in property and related expenses of $16.0 million, or 5.3%, primarily due to the following:

•$20.4 million increase in property expenses primarily due to cost increases in utilities and insurance, in addition to security, janitorial, contract services, repairs and maintenance and various other recurring expenses predominately related to our tenants continued return to the office; partially offset by

•$4.9 million decrease in real estate taxes primarily due to favorable property tax assessments and tax refunds received;

•An increase of $31.5 million attributable to the Development Properties; partially offset by

•A decrease of $0.9 million attributable to the Disposition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 0.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to a decrease from corporate cost-cutting measures of $9.3 million offset by an increase in share-based compensation expense of $9.1 million, which was driven by the accelerated vesting of awards for our former CEO’s retirement.

Leasing Costs

Leasing costs increased $1.6 million, or 33.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in leasing overhead during the year ended December 31, 2023. See the “Factors that May Influence Future Results of Operations – Information on Leases Commenced and Executed” and “Liquidity and Capital Resources of the Operating Partnership – Liquidity Uses” sections for further information.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $2.3 million, or 0.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the following:

•A decrease of $18.3 million attributable to the Same Store Properties primarily due to an in-place lease intangible asset becoming fully amortized in the second quarter of 2023; and

•A decrease of $0.8 million attributable to the Disposition Properties; partially offset by

•An increase of $16.8 million attributable to the Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization and capitalized interest, including capitalized debt discounts and deferred financing cost amortization for the years ended December 31, 2023 and 2022.

	Year Ended December 31,		Dollar Change	Percentage Change
	2023	2022
	($ in thousands)
Gross interest expense	$192,983	$161,761	$31,222	19.3%
Capitalized interest and deferred financing costs	(78,767)	(77,483)	(1,284)	1.7%
Interest expense	$114,216	$84,278	$29,938	35.5%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $31.2 million, or 19.3%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to an increase in the average outstanding debt balance and an increase in the weighted average interest rate for the year ended December 31, 2023.

Capitalized interest and deferred financing costs increased $1.3 million, or 1.7% for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in the weighted average interest and loan fee amortization rate during the year ended December 31, 2023. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs, resulting in higher amounts being expensed. Refer to “Part I, Item IA. Risk Factors” included in this report for additional information about the potential impact of inflation on our interest expense and construction costs and the impact on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations.

Net income attributable to noncontrolling interests in consolidated property partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $0.6 million, or 2.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a lease termination during the first quarter of 2023 at a property held in a consolidated property partnership. The amounts reported for the years ended December 31, 2023 and 2022 are comprised of the noncontrolling interest’s share of net income for 100 First Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”) and the noncontrolling interest’s share of net income for Redwood LLC. See Note 12 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Results of Operations” in our Form 10-K for the year ended December 31, 2022 for a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flows from operations and borrowings available under its unsecured revolving credit facility and unsecured term loan facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2023 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of December 31, 2023, we had approximately $510.2 million in cash and cash equivalents as well as $256.6 million in short-term certificates of deposit. In March 2023, we increased the total borrowing capacity of the unsecured term loan facility to $520.0 million and the full amount was outstanding as of December 31, 2023. In July 2023, we entered into a $375.0 million mortgage loan transaction maturing in August 2034 at an annual interest rate of 5.90%. During the second half of 2023, we repurchased $21.3 million of the Operating Partnership's 3.45% $425.0 million unsecured senior notes due December 15, 2024 at a discount. As of the date of this report, we had approximately $1.1 billion available under our unsecured revolving credit facility. Excluding our unsecured term loan facility, for which we have two twelve-month extension options, our next debt maturity of $403.7 million occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds and there can be no assurances that we will successfully obtain such financings.

Distribution Requirements

The Company is required to distribute 90% of its taxable income (subject to certain adjustments and excluding net capital gains) on an annual basis to maintain qualification as a REIT for federal income tax purposes and is required to pay income tax at regular corporate rates to the extent it distributes less than 100% of its taxable income (including capital gains). As a result of these distribution requirements, the Operating Partnership cannot rely on retained earnings to fund its on-going operations to the same extent as other companies whose parent companies are not REITs. In addition, the Company may be required to use borrowings under the Operating Partnership’s revolving credit facility, if necessary, to meet REIT distribution requirements and maintain its REIT status. The Company may also need to raise capital to fund the Operating Partnership’s working capital needs, as well as potential developments of new or existing properties or acquisitions.

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, to common unitholders from the Operating Partnership’s cash flows from operating activities. All such distributions are at the discretion of the Board of Directors. In 2023, the Company’s distributions exceeded 100% of its taxable income, resulting in a return of capital to its stockholders (see Note 25 “Tax Treatment of Distributions” to our consolidated financial statements included in this report for additional information). As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2024. In addition, in the event the Company completes additional dispositions in the future and is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions (or in the event additional legislation is enacted that further modifies or repeals laws with respect to Section 1031 Exchanges), the Company may be required to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 6, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on December 29, 2023 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on December 29, 2023, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 10, 2024 were $63.9 million.

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

Capitalization

As of December 31, 2023, our total debt as a percentage of total market capitalization was 51.3%, which was calculated based on the closing price per share of the Company’s common stock of $39.84 on December 31, 2023 as shown in the following table:

	Shares/Units at December 31, 2023	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility		$520,000	5.4%
Unsecured Senior Notes due 2024		403,712	4.2%
Unsecured Senior Notes due 2025		400,000	4.1%
Unsecured Senior Notes Series A & B due 2026		250,000	2.6%
Unsecured Senior Notes due 2028		400,000	4.1%
Unsecured Senior Notes due 2029		400,000	4.1%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.6%
Unsecured Senior Notes due 2030		500,000	5.2%
Unsecured Senior Notes due 2031		350,000	3.6%
Unsecured Senior Notes due 2032		425,000	4.4%
Unsecured Senior Notes due 2033		450,000	4.7%
Secured debt		612,694	6.3%
Total debt		4,961,406	51.3%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,150,574	45,839	0.5%
Shares of common stock outstanding	117,239,558	4,670,824	48.2%
Total Equity and Noncontrolling Interests in the Operating Partnership		4,716,663	48.7%
Total Market Capitalization		$9,678,069	100.0%
_____________________
(1)Represents gross aggregate principal amount due at maturity before the effect of the following at December 31, 2023: $27.7 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt and $5.3 million of unamortized discounts for the unsecured senior notes.
(2)As of December 31, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(3)Value based on closing price per share of our common stock of $39.84 as of December 31, 2023.
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

•Net cash flows from operations;
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

2023 Capital and Financing Transactions

We continue to be active in the capital markets to finance potential acquisitions and our development activity, as well as our continued desire to extend our debt maturities. This was primarily a result of the following activity:

•During the first quarter of 2023, amended our unsecured term loan facility to increase the borrowing capacity under the accordion feature to add one or more tranches of term loans up to an aggregate amount of $650.0 million and exercised $120.0 million of the accordion feature;

•During the third quarter of 2023, entered into a $375.0 million mortgage loan transaction maturing on August 10, 2034 at an annual interest rate of 5.90%, requiring monthly interest payments only; and

•During the third and fourth quarters of 2023, completed open-market repurchases of $21.3 million of the Operating Partnership's 3.450% $425.0 million unsecured senior notes due December 15, 2024 at a discount.

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	6.38%	5.20%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2025
______________________
(1)Total borrowing capacity is reduced by the amount of our outstanding letters of credit which total $5.2 million as of the date of this report. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using a contractual rate of Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of December 31, 2023 and December 31, 2022. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2023 and 2022, $3.2 million and $5.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
(4)The maturity date may be extended by two six-month periods, at the Company’s option.

We intend to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, to finance development and redevelopment expenditures, to fund potential acquisitions, and to potentially repay long-term debt and to supplement cash balances given uncertainties and volatility in market conditions.

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

The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2023:

	December 31, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$520,000	$200,000
Remaining borrowing capacity	—	200,000
Total borrowing capacity (1)	$520,000	$400,000
Interest rate (2)	6.41%	5.23%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date (4)	October 2024
______________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million and $100.0 million as of December 31, 2023 and December 31, 2022, respectively, under an accordion feature pursuant to the terms of the unsecured term loan facility
(2)Our unsecured term loan facility interest rate was calculated using a contractual rate of Adjusted SOFR plus a margin of 0.950% based on our credit rating as of December 31, 2023 and December 31, 2022.
(3)Our undrawn facility fee is paid on a quarterly basis and is calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2023 and 2022, $2.3 million and $4.5 million, respectively, of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.
(4)The maturity date may be extended by two twelve-month periods, at the Company’s option.

Capital Recycling Program

As discussed in the section “Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continuously evaluate opportunities for the potential disposition of non-core properties in our portfolio or the formation of strategic ventures with the intent of recycling the proceeds generated from the disposition of less strategic or core assets into capital used to finance development and redevelopment expenditures, to fund new acquisitions, to repay long-term debt and for other general corporate purposes. As part of this strategy, we attempt to enter into Section 1031 Exchanges, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

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

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. Capital raising could be more challenging under current market conditions as uncertainty related to interest rates, inflation rates, economic outlook, geopolitical events and other factors have contributed and may continue to contribute to significant volatility and negative pressures in financial markets. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2023 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility	$520,000
Unsecured Senior Notes due 2024	403,712
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Unsecured Senior Notes due 2033	450,000
Secured Debt	612,694
Total Unsecured and Secured Debt (1)	4,961,406
Less: Unamortized Net Discounts and Deferred Financing Costs (2)	(33,028)
Total Debt, Net	$4,928,378
________________________
(1)As of December 31, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(2)Includes $27.7 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt and $5.3 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

In July 2023, certain of our and the Operating Partnership's subsidiaries entered into a $375.0 mortgage loan transaction (“the Loan”) secured by, among other things, a deed of trust, assignment of leases and rents, security agreement and fixture filing encumbering two office buildings, 608 apartment units and over 95,000 square feet of retail at the Company's One Paseo mixed-use campus in Del Mar, California. The Loan matures on August 10, 2034, bears interest at an annual rate of 5.90% and requires monthly interest payments only, which commenced on September 10, 2023. In addition, the Operating Partnership has entered into a guaranty in favor of the lender in connection with the Loan. The Loan is generally non-recourse to the Operating Partnership, but the lender has recourse to the Operating Partnership for certain recourse exceptions.

On January 12, 2024, the Operating Partnership issued $400.0 million aggregated principal amount of unsecured senior notes in a registered public offering. The unsecured senior notes, which are scheduled to mature on January 15, 2036, require semi-annual interest payments each January and July based on a stated interest rate of 6.250%.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2023 and 2022 was as follows:

	Percentage of Total Debt (1)(2)		Weighted Average Interest Rate (1)(2)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Secured vs. unsecured:
Unsecured	87.7%	94.3%	4.0%	3.7%
Secured	12.3%	5.7%	5.1%	3.9%
Variable-rate vs. fixed-rate:
Variable-rate	10.5%	4.7%	6.4%	5.2%
Fixed-rate (3)	89.5%	95.3%	3.8%	3.7%
Stated rate (3)			4.1%	3.7%
GAAP effective rate (4)			4.1%	3.8%
GAAP effective rate including debt issuance costs			4.3%	4.0%
________________________
(1)As of the end of the period presented.
(2)As of December 31, 2023 and 2022, there was no outstanding balance on the unsecured revolving credit facility.
(3)Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2023. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of December 31, 2023; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of December 31, 2023; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated in-process and recently completed development commitments as of December 31, 2023. Note that the table does not reflect our available debt maturity extension options and reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums.

	Payment Due by Period
	Less than 1 Year (2024)	2-3 Years (2025-2026)	4-5 Years (2027-2028)	More than 5 Years (After 2028)	Total
	(in thousands)
Principal payments: secured debt (1)	$6,006	$157,563	$74,125	$375,000	$612,694
Principal payments: unsecured debt (2)	923,712	650,000	575,000	2,200,000	4,348,712
Interest payments: fixed-rate debt (3)	170,117	287,763	228,516	282,533	968,929
Interest payments: variable-rate debt (4)	25,523	—	—	—	25,523
Ground lease obligations (5)	6,737	13,583	13,721	363,350	397,391
Lease and other contractual commitments (6)	60,073	167	—	—	60,240
In-process and recently completed development commitments (7)	161,634	114,000	—	—	275,634
Total	$1,353,802	$1,223,076	$891,362	$3,220,883	$6,689,123
_____________________
(1)Represents gross aggregate principal amount before the effect of deferred financing costs of approximately $9.5 million as of December 31, 2023.
(2)Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $5.3 million and $18.2 million as of December 31, 2023. As of December 31, 2023, there was no outstanding balance on our unsecured revolving credit facility.
(3)As of December 31, 2023, 89.5% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.
(4)As of December 31, 2023, 10.5% of our debt bore interest at variable rates which was incurred under the unsecured term loan facility. The variable interest rate payments are based on the contractual rate of Adjusted SOFR plus a margin of 0.950% as of December 31, 2023. The information in the table above reflects our projected interest rate obligations for those variable-rate payments based on the outstanding principal balance as of December 31, 2023, the scheduled payment interest payment dates and the contractual maturity date.
(5)Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. See Note 19 “Commitments and Contingencies” to our consolidated financial statements included in this report for further information.
(6)Amounts represent cash commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and for other contractual commitments. The timing of these expenditures may fluctuate.
(7)Amounts represent commitments under signed leases for pre-leased development projects and contractual commitments for projects in the tenant improvement phase and under construction as of December 31, 2023. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2024 (see “—Development” for additional information).

Other Liquidity Uses

Development

We believe we may spend between $200 million to $300 million on development projects throughout 2024. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts or on the timelines currently contemplated, or at all.

Debt Maturities

We believe our conservative leverage, staggered debt maturities, unsecured term loan facility and our unsecured revolving credit facility provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. Excluding our unsecured term loan facility maturing in October 2024, for which we have two twelve-month extension options, our next debt maturity of $403.7 million occurs in December 2024. We may, however, repurchase certain of our unsecured senior notes from time to time prior to maturity (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

During the year ended December 31, 2023, the Company completed open-market repurchases of $21.3 million of the Operating Partnership’s 3.450% $425.0 million unsecured senior notes due December 15, 2024 at a discount, leaving an aggregate remaining principal balance of $403.7 million.

Potential Future Acquisitions

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

Share Repurchases

As of December 31, 2023, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s Board of Directors in 2016. Under this program, repurchases may be made in open market transactions at prevailing prices or through privately negotiated transactions. We may elect to repurchase shares of our common stock under this program in the future depending upon various factors, including market conditions, the trading price of our common stock and our other uses of capital. This program does not have a termination date and repurchases may be discontinued at any time. We intend to fund repurchases, if any, primarily with the proceeds from property dispositions and/or existing cash balances.

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

For the year ended December 31, 2023, we spent approximately $88.0 million on capital improvements, tenant improvements and leasing commissions for properties within our stabilized portfolio, excluding our development and redevelopment properties. The amount we ultimately spend for 2024 will depend on leasing activity during 2024.

The following table sets forth our historical actual capital expenditures, and tenant improvements and leasing commissions for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the years ended December 31, 2023, 2022 and 2021 on a per square foot basis.

	Year Ended December 31,
	2023	2022	2021
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$2.09	$2.26	$2.31
Tenant Improvement and Leasing Commissions (2)
Replacement tenant square feet (3)	512,626	580,943	638,597
Tenant improvements per square foot commenced	$68.15	$56.25	$64.17
Leasing commissions per square foot commenced	$20.71	$19.78	$19.31
Total per square foot	$88.86	$76.03	$83.48
Renewal tenant square feet	568,443	290,138	407,988
Tenant improvements per square foot commenced	$11.08	$12.53	$7.33
Leasing commissions per square foot commenced	$12.81	$15.90	$9.35
Total per square foot	$23.89	$28.43	$16.68
Total per square foot per year	$9.12	$9.63	$8.73
Average remaining lease term (in years)	6.0	6.3	6.6
_____________________
(1)Excludes development properties and includes 100% of consolidated property partnerships.
(2)Includes tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and first generation tenants.
(3)Excludes leases for which the space was vacant for longer than one year, or vacant when the property was acquired by the Company.

Capital expenditures per square foot decreased in 2023 as compared to 2022 due to a decrease in general building improvements in 2023. We currently anticipate capital expenditures per square foot for 2024 to be consistent with 2023 levels. Replacement tenant improvements and leasing commissions per square foot increased in 2023 as compared to 2022 primarily due to large leases with long terms commenced in the Los Angeles region in 2023. Renewal tenant improvements and leasing commissions per square foot decreased in 2023 as compared to 2022 primarily due to large leases with long terms renewed in the San Francisco Bay Area in 2022. Costs incurred for tenant improvement and leasing commissions in 2024 will depend upon the current economic environment, market conditions in each of our submarkets and actual leasing activity.

Distribution Requirements

For a discussion of our dividend and distribution requirements, see “Liquidity and Capital Resources of the Company —Distribution Requirements.”

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, the unsecured term loan facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events and other factors (refer to “Part I, Item IA. Risk Factors” of this report for additional information). These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of December 31, 2023
Total debt to total asset value	less than 60%	29%
Fixed charge coverage ratio	greater than 1.5x	3.5x
Unsecured debt ratio	greater than 1.67x	3.42x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.96x

Unsecured Senior Notes due 2024, 2025, 2028, 2029, 2030, 2032 and 2033 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	39%
Interest coverage	greater than 1.5x	6.5x
Secured debt to total asset value	less than 40%	5%
Unencumbered asset pool value to unsecured debt	greater than 150%	271%

The Operating Partnership was in compliance with all of its debt covenants as of December 31, 2023. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flow Summary

The following summary discussion of our consolidated historical cash flow is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is as follows:

	Year Ended December 31,
	2023	2022	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$602,589	$592,235	$10,354	1.7%
Net cash used in investing activities	(800,400)	(553,193)	(247,207)	44.7%
Net cash provided by (used in) financing activities	360,595	(118,746)	479,341	(403.7)%
Net increase (decrease) in cash and cash equivalents	$162,784	$(79,704)	$242,488	304.2%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. Our net cash provided by operating activities increased by $10.4 million, or 1.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of an increase in cash Net Operating Income generated from stabilized development properties in our Development portfolio and the expiration of free rent periods for certain significant leases during the year ended December 31, 2023, partially offset by an increase in cash paid for interest. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities is generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $247.2 million, or 44.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to investing a portion of our cash balance into short term certificates of deposit during the year ended December 31, 2023.

Financing Activities

Our cash flows from financing activities is principally impacted by our capital raising activities, net of dividends and distributions paid to common and common unitholders. During the year ended December 31, 2023, we had net cash provided by financing activities of $360.6 million compared to net cash used in financing activities of $118.7 million during the year ended December 31, 2022 primarily as a result of higher borrowings on the unsecured term loan facility during the year ended December 31, 2023 and entering into the $375.0 million mortgage loan during the year ended December 31, 2023.

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

The following table presents our FFO for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

	Year ended December 31,
	2023	2022	2021	2020	2019
	(in thousands)
Net income available to common stockholders	$212,241	$232,615	$628,144	$187,105	$195,443
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	2,083	2,283	6,163	2,869	3,766
Net income attributable to noncontrolling interests in consolidated property partnerships	23,964	24,595	24,603	17,319	16,020
Depreciation and amortization of real estate assets	348,064	350,665	303,799	290,353	268,045
Gains on sales of depreciable real estate	—	(17,329)	(463,128)	(35,536)	(36,802)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(35,236)	(36,198)	(37,267)	(28,754)	(27,994)
Funds From Operations (1) (2)	$551,116	$556,631	$462,314	$433,356	$418,478
____________________
(1)Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $20.7 million, $19.3 million, $16.5 million, $22.5 million and $19.2 million for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, respectively.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

	Year Ended December 31,
	2023	2022	2021	2020	2019
Weighted average shares of common stock outstanding	117,160,173	116,806,575	116,429,130	113,241,341	103,200,568
Weighted average common units outstanding	1,150,574	1,150,574	1,150,574	1,854,165	2,023,407
Effect of participating securities – nonvested shares and restricted stock units	584,125	628,375	769,123	1,137,265	1,118,349
Total basic weighted average shares / units outstanding	118,894,872	118,585,524	118,348,827	116,232,771	106,342,324
Effect of dilutive securities – shares issuable under executed forward equity sale agreements, stock options and contingently issuable shares	346,082	413,472	519,513	478,281	648,600
Total diluted weighted average shares / units outstanding	119,240,954	118,998,996	118,868,340	116,711,052	106,990,924

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report. We did not adopt any new accounting pronouncements during the year ended December 31, 2023.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. Information about our changes in interest rate risk exposures from December 31, 2022 to December 31, 2023 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Interest Rate Risk

As of December 31, 2023, 10.5% of our total outstanding debt of $5.0 billion (before the effects of debt discounts and deferred financing costs) was subject to variable interest rates. The remaining 89.5% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured debt, unsecured revolving credit facility and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral, amongst other factors. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flows. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end SOFR, adding a SOFR adjustment of 0.10% (“Adjusted SOFR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured revolving credit facility and unsecured term loan facility agreements. Prior to amending the terms of our unsecured revolving credit facility in October 2022, we calculated the market rate of our unsecured revolving credit facility by obtaining the period-end LIBOR and then adding an appropriate credit spread based on our credit ratings and the amended terms of our unsecured revolving credit facility agreement.

We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. See Note 20 “Fair Value Measurements and Disclosures” and Note 2 “Basis of Presentation and Significant Accounting Policies” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2023 and December 31, 2022.

At December 31, 2023, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility of $520.0 million, which was indexed to Adjusted SOFR plus a spread of 0.950% (weighted average interest rate of 6.41%). There was no outstanding balance on our $1.1 billion unsecured revolving credit facility at December 31, 2023; however, it was available for borrowing at the following variable rate: Adjusted SOFR plus a spread of 0.900% (weighted average interest rate of 6.38%). As of December 31, 2022, there was no outstanding balance on our unsecured revolving credit facility; however, it was available for borrowing at the following variable rate: Adjusted SOFR plus a spread of 0.900% (weighted average interest rate of 5.20%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2023, a 100 basis-point increase in the Adjusted SOFR rate would have increased our projected annual interest expense, before the effect of capitalization, by approximately $5.2 million.

The total carrying value of our fixed-rate debt was approximately $4.4 billion and $4.1 billion as of December 31, 2023 and 2022, respectively. The total estimated fair value of our fixed-rate debt was approximately $4.0 billion and $3.5 billion as of December 31, 2023 and 2022, respectively. For sensitivity purposes, a 100 basis-point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $180.7 million, or 4.5%, as of December 31, 2023. Comparatively, a 100 basis-point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $172.6 million, or 4.9%, as of December 31, 2022.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2023.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Kilroy Realty Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 9, 2024, expressed an unqualified opinion on those financial statements.
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
February 9, 2024

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2023.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Operating Partnership and our report dated February 9, 2024, expressed an unqualified opinion on those financial statements.
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
February 9, 2024

ITEM 9B.    OTHER INFORMATION

Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2024.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2024.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2024.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2024.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2024.

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
Eighth Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2023)

3.(ii)2
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
4.5
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.6
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.7
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.8
Officers’ Certificate, dated September 16, 2015, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.375% Senior Notes due 2025,” including the form of 4.375% Senior Notes due 2025 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2015)

4.9
Officers’ Certificate, dated December 11, 2017, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.450% Senior Notes due 2024,” including the form of 3.450% Senior Notes due 2024 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2017)

4.10
Officers’ Certificate, dated November 29, 2018, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.750% Senior Notes due 2028,” including the form of 4.750% Senior Note due 2028 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2018)

4.11
Officers’ Certificate, dated September 17, 2019, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.050% Senior Notes due 2030,” including the form of 3.050% Senior Note due 2030 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 17, 2019)

4.12
Officers’ Certificate, dated August 12, 2020, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “2.500% Senior Notes due 2032,” including the form of 2.500% Senior Note due 2032 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 18, 2020)

4.13
Officers’ Certificate, dated October 7, 2021, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “2.650% Senior Notes due 2033,” including the form of 2.650% Senior Note due 2033 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 7, 2021)

4.14
Officers’ Certificate, dated January 12, 2024, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “6.250% Senior Notes due 2036,” including the form of 6.250% Senior Note due 2036 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2024)

4.15
The Company is party to agreements in connection with long-term debt obligations, none of which individually exceeds ten percent of the total assets of the Company on a consolidated basis. Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company agrees to furnish copies of these agreements to the Commission upon request

10.1
Pledge Agreement by and among Kilroy Realty, L.P., John B. Kilroy, Sr., John B. Kilroy, Jr. and Kilroy Industries (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.2†
1997 Stock Option and Incentive Plan of the Registrant and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 3 to Form S-11 (No. 333-15553))

10.3
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

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

10.7†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.8†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.9†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.10†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.11†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.12†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.13†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.14†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.15†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.16†
Separation Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Tyler H. Rose dated as of November 30, 2022 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2022)

10.17†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.18†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi R. Roth effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended March 31, 2021)

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

10.22	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.23
Amendment to Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.24	Form of Time Sharing Agreement of Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2016)
10.25	Promissory Note, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.26
Loan Agreement, dated November 29, 2016, by and between KR WMC, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.27
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.28	Assignment of Leases and Rents, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.29	Recourse Guaranty Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.30
Environmental Indemnification Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.31†
Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.32	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended March 31, 2017)
10.33†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 24, 2023)
10.34
Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.35
Note Purchase Agreement dated April 28, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2020)

10.36
General Partner Guaranty Agreement dated April 28, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2020)

10.37	Third Amended and Restated Guaranty dated as of April 20, 2021 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2021)
10.38	Third Amended and Restated Credit Agreement dated as of April 20, 2021 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2021)
10.39	Term Loan Agreement dated October 3, 2022 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2022)
10.40	Guaranty Agreement dated October 3, 2022 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2022)
10.41
Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of October 3, 2022 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2022)

10.42	Amendment No. 1 to Term Loan Agreement dated January 27, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2023)
10.43	Amendment No. 2 to Term Loan Agreement dated March 6, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2023)
10.44†
Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Eliott Trencher effective as of March 3, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2023)

10.45	Promissory Note dated as of July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)
10.46
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)

10.47	Guaranty dated as of July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)
10.48	Multipurpose Side Letter dated of as July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)
10.49†
Employment Agreement dated as of December 13, 2023 by and between Angela Aman, Kilroy Realty Corporation and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2023)

10.50†
Transition Agreement dated as of December 13, 2023 by and between John B. Kilroy, Jr., Kilroy Realty Corporation and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2023)

10.51
Underwriting Agreement dated as of January 9, 2024 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2024)

10.52†*	Form of Performance-Vest Restricted Stock Unit Agreement
10.53†*	Form of Restricted Stock Unit Agreement
10.54†*	Kilroy Realty Annual Bonus Plan
10.55†*	Form of Non-Disclosure Agreement
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation
32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
97.1*	Kilroy Realty Corporation Clawback Policy effective as of September 6, 2023
101.1*
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements(1)

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2024.

KILROY REALTY CORPORATION

By	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, do hereby severally constitute and appoint Angela M. Aman, Heidi R. Roth, Eliott Trencher and Merryl E. Werber, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Angela M. Aman	Director, Chief Executive Officer (Principal Executive Officer)	February 9, 2024
Angela M. Aman
/s/ Eliott Trencher	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 9, 2024
Eliott Trencher
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 9, 2024
Merryl E. Werber
/s/ John Kilroy	Chair of the Board	February 9, 2024
John Kilroy
/s/ Edward F. Brennan, PhD	Director	February 9, 2024
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 9, 2024
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 9, 2024
Scott S. Ingraham
/s/ Louisa G. Ritter	Director	February 9, 2024
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 9, 2024
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 9, 2024
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2024.

KILROY REALTY, L.P.

By	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., do hereby severally constitute and appoint Angela M. Aman, Heidi R. Roth, Eliott Trencher and Merryl E. Werber, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Angela M. Aman	Director, Chief Executive Officer (Principal Executive Officer)	February 9, 2024
Angela M. Aman
/s/ Eliott Trencher	Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)	February 9, 2024
Eliott Trencher
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 9, 2024
Merryl E. Werber
/s/ John Kilroy	Chair of the Board	February 9, 2024
John Kilroy
/s/ Edward F. Brennan, PhD	Director	February 9, 2024
Edward F. Brennan, PhD
/s/ Jolie Hunt	Director	February 9, 2024
Jolie Hunt
/s/ Scott S. Ingraham	Director	February 9, 2024
Scott S. Ingraham
/s/ Louisa G. Ritter	Director	February 9, 2024
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 9, 2024
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 9, 2024
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023 AND 2022
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Kilroy Realty Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Rental income — Ownership of tenant improvements and timing of development property revenue recognition — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The timing of when the Company commences rental revenue recognition depends largely on the Company’s determination of whether the Company or the tenant is the owner of the tenant improvements at the leased property for accounting purposes. When management concludes that the Company is the owner of the tenant improvements, the Company records the cost to construct the tenant improvements as capital assets, and commences rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when the improvements being recorded are substantially complete. When management concludes that the tenant is the owner of certain tenant improvements for accounting purposes, the Company records its contribution towards those tenant-owned improvements as a lease incentive, which is amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease. Rental revenue recognition begins when the tenant takes possession of or controls the physical use of the leased space. The Company’s determination of who owns the tenant improvements, whether its obligations to construct the improvements have been met and control has been transferred to the tenant is subject to significant judgment for large development properties.

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
•We evaluated the reasonableness of management’s conclusions regarding the possession of or control of the completed leased space and corresponding commencement of rental revenue recognition for development properties by:
–Testing documentation from construction contractors, architects, and delivery notice sent to the tenant.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 9, 2024

We have served as the Company’s auditor since 1995.

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,743,170	$1,738,242
Buildings and improvements	8,463,674	8,302,081
Undeveloped land and construction in progress	2,034,804	1,691,860
Total real estate assets held for investment	12,241,648	11,732,183
Accumulated depreciation and amortization	(2,518,304)	(2,218,710)
Total real estate assets held for investment, net	9,723,344	9,513,473
CASH AND CASH EQUIVALENTS (Note 23)	510,163	347,379
MARKETABLE SECURITIES (Notes 5, 17 and 20)	284,670	23,547
CURRENT RECEIVABLES, NET (Notes 2 and 6)	13,609	20,583
DEFERRED RENT RECEIVABLES, NET (Notes 2 and 6)	460,979	452,200
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3 and 7)	229,705	250,846
RIGHT OF USE GROUND LEASE ASSETS (Note 19)	125,506	126,530
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 8)	53,069	62,429
TOTAL ASSETS	$11,401,045	$10,796,987
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 9, 10 and 20)	$603,225	$242,938
Unsecured debt, net (Notes 9, 10 and 20)	4,325,153	4,020,058
Accounts payable, accrued expenses and other liabilities (Note 19)	371,179	392,360
Ground lease liabilities (Note 19)	124,353	124,994
Accrued dividends and distributions (Notes 14 and 26)	64,440	64,285
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2, 3, 7 and 11)	173,638	195,959
Rents received in advance and tenant security deposits	79,364	81,432
Total liabilities	5,741,352	5,122,026
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY:
Stockholders’ Equity (Note 14):
Common stock, $.01 par value, 280,000,000 shares authorized, 117,239,558 and 116,878,031 shares issued and outstanding, respectively	1,173	1,169
Additional paid-in capital	5,205,839	5,170,760
Retained earnings	221,149	265,118
Total stockholders’ equity	5,428,161	5,437,047
Noncontrolling Interests (Notes 2 and 12):
Common units of the Operating Partnership	53,275	53,524
Noncontrolling interests in consolidated property partnerships	178,257	184,390
Total noncontrolling interests	231,532	237,914
Total equity	5,659,693	5,674,961
TOTAL LIABILITIES AND EQUITY	$11,401,045	$10,796,987

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES (Note 2):
Rental income (Note 18)	$1,117,737	$1,086,018	$948,994
Other property income	11,957	10,969	6,046
Total revenues	1,129,694	1,096,987	955,040
EXPENSES:
Property expenses	228,964	202,744	165,702
Real estate taxes	105,868	105,869	93,209
Ground leases (Note 19)	9,732	7,565	7,421
General and administrative expenses (Note 16)	93,434	93,642	92,749
Leasing costs	6,506	4,879	3,249
Depreciation and amortization (Notes 2 and 7)	355,278	357,611	310,043
Total expenses	799,782	772,310	672,373
OTHER INCOME (EXPENSES) :
Interest and other income, net (Note 20)	22,592	1,765	3,916
Interest expense (Note 10)	(114,216)	(84,278)	(78,555)
Gains on sales of depreciable operating properties (Note 4)	—	17,329	463,128
Loss on early extinguishment of debt (Note 10)	—	—	(12,246)
Total other (expenses) income	(91,624)	(65,184)	376,243
NET INCOME	238,288	259,493	658,910
Net income attributable to noncontrolling common units of the Operating Partnership (Notes 2 and 12)	(2,083)	(2,283)	(6,163)
Net income attributable to noncontrolling interests in consolidated property partnerships (Notes 2 and 12)	(23,964)	(24,595)	(24,603)
Total income attributable to noncontrolling interests	(26,047)	(26,878)	(30,766)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$212,241	$232,615	$628,144
Net income available to common stockholders per share – basic (Note 21)	$1.80	$1.98	$5.38
Net income available to common stockholders per share – diluted (Note 21)	$1.80	$1.97	$5.36
Weighted average shares of common stock outstanding – basic (Note 21)	117,160,173	116,806,575	116,429,130
Weighted average shares of common stock outstanding – diluted (Note 21)	117,506,255	117,220,047	116,948,643
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2020	116,035,827	$1,160	$5,131,916	$(103,133)	$5,029,943	$247,378	$5,277,321
Net income				628,144	628,144	30,766	658,910
Issuance of share-based compensation awards			3,921		3,921		3,921
Non-cash amortization of share-based compensation			40,960		40,960		40,960
Exercise of stock options	9,000	—	383		383		383
Settlement of restricted stock units for shares of common stock	785,805	8	(8)		—		—
Repurchase of common stock and restricted stock units	(366,463)	(3)	(21,885)		(21,888)		(21,888)
Contributions from noncontrolling interests in consolidated property partnerships					—	1,559	1,559
Distributions to noncontrolling interests in consolidated property partnerships					—	(27,601)	(27,601)
Adjustment for noncontrolling interest in the Operating Partnership			(55)		(55)	55	—
Dividends declared per share of common stock and common unit $2.04 per share/unit)				(241,348)	(241,348)	(2,347)	(243,695)
BALANCE AS OF DECEMBER 31, 2021	116,464,169	1,165	5,155,232	283,663	5,440,060	249,810	5,689,870
Net income				232,615	232,615	26,878	259,493
Issuance of share-based compensation awards			3,607		3,607		3,607
Non-cash amortization of share-based compensation			34,793		34,793		34,793
Settlement of restricted stock units for shares of common stock	745,248	7	(7)		—		—
Repurchase of common stock and restricted stock units	(331,386)	(3)	(22,931)		(22,934)		(22,934)
Distributions to noncontrolling interests in consolidated property partnerships					—	(36,269)	(36,269)
Adjustment for noncontrolling interest in the Operating Partnership			66		66	(66)	—
Dividends declared per share of common stock and common unit ($2.12 per share/unit)				(251,160)	(251,160)	(2,439)	(253,599)
BALANCE AS OF DECEMBER 31, 2022	116,878,031	1,169	5,170,760	265,118	5,437,047	237,914	5,674,961
Net income				212,241	212,241	26,047	238,288
Issuance of share-based compensation awards (Note 16)			3,110		3,110		3,110
Non-cash amortization of share-based compensation (Note 16)			43,721		43,721		43,721
Settlement of restricted stock units for shares of common stock (Note 16)	664,600	7	(7)		—		—
Repurchase of common stock and restricted stock units (Note 16)	(303,073)	(3)	(11,592)		(11,595)		(11,595)
Distributions to noncontrolling interests in consolidated property partnerships					—	(30,097)	(30,097)
Adjustment for noncontrolling interest in the Operating Partnership			(153)		(153)	153	—
Dividends declared per share of common stock and common unit ($2.16 per share/unit) (Notes 14 and 26)				(256,210)	(256,210)	(2,485)	(258,695)
BALANCE AS OF DECEMBER 31, 2023	117,239,558	$1,173	$5,205,839	$221,149	$5,428,161	$231,532	$5,659,693

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,288	$259,493	$658,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	348,064	350,665	303,799
Depreciation of non-real estate furniture, fixtures and equipment	7,214	6,946	6,244
Revenue reversals (recoveries) for doubtful accounts, net (Notes 2 and 18)	11,553	(123)	1,433
Non-cash amortization of share-based compensation awards (Note 16)	36,858	28,347	33,800
Non-cash amortization of deferred financing costs and net debt discounts	5,200	3,657	2,831
Non-cash amortization of net below market rents (Note 7)	(6,648)	(10,476)	(6,904)
Gains on sales of depreciable operating properties (Note 4)	—	(17,329)	(463,128)
Loss on early extinguishment of debt (Note 10)	—	—	12,246
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 11)	(19,181)	(19,321)	(17,247)
Straight-line rents	(19,262)	(46,231)	(53,745)
Amortization of right of use ground lease assets	1,024	772	1,241
Net change in other operating assets	2,322	(12,606)	(6,077)
Net change in other operating liabilities	(2,843)	48,441	43,000
Net cash provided by operating activities	602,589	592,235	516,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in certificates of deposit (Note 5)	(256,581)	—	—
Expenditures for development and redevelopment properties and undeveloped land	(446,426)	(453,774)	(552,837)
Expenditures for operating properties and other capital assets	(97,393)	(92,802)	(120,611)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	—	(40,033)	(586,927)
Net proceeds received from dispositions (Note 4)	—	33,416	1,048,927
Expenditures for acquisitions of operating properties	—	—	(537,429)
Decrease in acquisition-related deposits	—	—	1,000
Net cash used in investing activities	(800,400)	(553,193)	(747,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and repayments of secured debt (Note 10)	(5,775)	(5,555)	(5,341)
Borrowings on unsecured debt (Note 10)	320,000	200,000	—
Proceeds from the issuance of secured debt (Note 10)	375,000	—	—
Repurchases of unsecured debt (Note 10)	(20,584)	—	—
Net proceeds from the issuance of unsecured debt (Note 10)	—	—	449,807
Repayments of unsecured debt (Note 10)	—	—	(312,105)
Financing costs (Note 10)	(10,924)	(6,432)	(12,032)
Proceeds from exercise of stock options	—	—	383
Repurchase of common stock and restricted stock units (Note 16)	(11,595)	(22,934)	(21,888)
Distributions to noncontrolling interests in consolidated property partnerships	(30,097)	(36,269)	(27,601)
Dividends and distributions paid to common stockholders and common unitholders	(255,430)	(247,556)	(237,355)
Contributions from noncontrolling interests in consolidated property partnerships	—	—	1,559
Net cash provided by (used in) financing activities	360,595	(118,746)	(164,573)
Net increase (decrease) in cash and cash equivalents and restricted cash	162,784	(79,704)	(396,047)
Cash and cash equivalents and restricted cash, beginning of year	347,379	427,083	823,130
Cash and cash equivalents and restricted cash, end of year	$510,163	$347,379	$427,083

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations, capital, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2024, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
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
•We evaluated the reasonableness of management’s conclusions regarding the possession of or control of the completed leased space and corresponding commencement of rental revenue recognition for development properties by:
–Testing documentation from construction contractors, architects, and delivery notice sent to the tenant.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 9, 2024

We have served as the Operating Partnership’s auditor since 2010.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2023	December 31, 2022
ASSETS
REAL ESTATE ASSETS (Notes 2, 3 and 4):
Land and improvements	$1,743,170	$1,738,242
Buildings and improvements	8,463,674	8,302,081
Undeveloped land and construction in progress	2,034,804	1,691,860
Total real estate assets held for investment	12,241,648	11,732,183
Accumulated depreciation and amortization	(2,518,304)	(2,218,710)
Total real estate assets held for investment, net	9,723,344	9,513,473
CASH AND CASH EQUIVALENTS (Note 24)	510,163	347,379
MARKETABLE SECURITIES (Notes 5, 17 and 20)	284,670	23,547
CURRENT RECEIVABLES, NET (Notes 2 and 6)	13,609	20,583
DEFERRED RENT RECEIVABLES, NET (Notes 2 and 6)	460,979	452,200
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3 and 7)	229,705	250,846
RIGHT OF USE GROUND LEASE ASSETS (Note 19)	125,506	126,530
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 8)	53,069	62,429
TOTAL ASSETS	$11,401,045	$10,796,987
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 10 and 20)	$603,225	$242,938
Unsecured debt, net (Notes 10 and 20)	4,325,153	4,020,058
Accounts payable, accrued expenses and other liabilities (Note 19)	371,179	392,360
Ground lease liabilities (Note 19)	124,353	124,994
Accrued distributions (Notes 15 and 26)	64,440	64,285
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2, 3, 7 and 11)	173,638	195,959
Rents received in advance and tenant security deposits	79,364	81,432
Total liabilities	5,741,352	5,122,026
COMMITMENTS AND CONTINGENCIES (Note 19)
CAPITAL:
Partner’s Capital - Common units, 117,239,558 and 116,878,031 held by the general partner and 1,150,574 and 1,150,574 held by common limited partners issued and outstanding, respectively (Note 15)	5,481,436	5,490,571
Noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 13)	178,257	184,390
Total capital	5,659,693	5,674,961
TOTAL LIABILITIES AND CAPITAL	$11,401,045	$10,796,987

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2023	2022	2021
REVENUES (Note 2):
Rental income (Note 18)	$1,117,737	$1,086,018	$948,994
Other property income	11,957	10,969	6,046
Total revenues	1,129,694	1,096,987	955,040
EXPENSES:
Property expenses	228,964	202,744	165,702
Real estate taxes	105,868	105,869	93,209
Ground leases (Note 19)	9,732	7,565	7,421
General and administrative expenses (Note 16)	93,434	93,642	92,749
Leasing costs	6,506	4,879	3,249
Depreciation and amortization (Notes 2 and 7)	355,278	357,611	310,043
Total expenses	799,782	772,310	672,373
OTHER INCOME (EXPENSES):
Interest and other income, net (Note 20)	22,592	1,765	3,916
Interest expense (Note 10)	(114,216)	(84,278)	(78,555)
Gains on sales of depreciable operating properties (Note 4)	—	17,329	463,128
Loss on early extinguishment of debt (Note 10)	—	—	(12,246)
Total other (expenses) income	(91,624)	(65,184)	376,243
NET INCOME	238,288	259,493	658,910
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries (Notes 2 and 13)	(23,964)	(24,595)	(24,603)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$214,324	$234,898	$634,307
Net income available to common unitholders per unit – basic (Note 22)	$1.80	$1.98	$5.38
Net income available to common unitholders per unit – diluted (Note 22)	$1.80	$1.97	$5.36
Weighted average common units outstanding – basic (Note 22)	118,310,747	117,957,149	117,579,704
Weighted average common units outstanding – diluted (Note 22)	118,656,829	118,370,621	118,099,217

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2020	117,186,401	$5,079,818	$197,503	$5,277,321
Net income		634,307	24,603	658,910
Issuance of share-based compensation awards		3,921		3,921
Non-cash amortization of share-based compensation		40,960		40,960
Exercise of stock options	9,000	383		383
Settlement of restricted stock units	785,805	—		—
Repurchase of common units and restricted stock units	(366,463)	(21,888)		(21,888)
Contributions from noncontrolling interest in consolidated property partnerships		—	1,559	1,559
Distributions to noncontrolling interests in consolidated property partnerships			(27,601)	(27,601)
Distributions declared per common unit ($2.04 per unit)		(243,695)		(243,695)
BALANCE AS OF DECEMBER 31, 2021	117,614,743	5,493,806	196,064	5,689,870
Net income		234,898	24,595	259,493
Issuance of share-based compensation awards		3,607		3,607
Non-cash amortization of share-based compensation		34,793		34,793
Settlement of restricted stock units	745,248	—		—
Repurchase of common units and restricted stock units	(331,386)	(22,934)		(22,934)
Distributions to noncontrolling interests in consolidated property partnerships			(36,269)	(36,269)
Distributions declared per common unit ($2.12 per unit)		(253,599)		(253,599)
BALANCE AS OF DECEMBER 31, 2022	118,028,605	5,490,571	184,390	5,674,961
Net income		214,324	23,964	238,288
Issuance of share-based compensation awards (Note 16)		3,110		3,110
Non-cash amortization of share-based compensation (Note 16)		43,721		43,721
Settlement of restricted stock units (Note 16)	664,600	—		—
Repurchase of common units and restricted stock units (Note 16)	(303,073)	(11,595)		(11,595)
Distributions to noncontrolling interests in consolidated property partnerships		—	(30,097)	(30,097)
Distributions declared per common unit ($2.16 per unit) (Notes 15 and 26)		(258,695)		(258,695)
BALANCE AS OF DECEMBER 31, 2023	118,390,132	$5,481,436	$178,257	$5,659,693

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,288	$259,493	$658,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	348,064	350,665	303,799
Depreciation of non-real estate furniture, fixtures and equipment	7,214	6,946	6,244
Revenue reversals (recoveries) for doubtful accounts, net (Notes 2 and 18)	11,553	(123)	1,433
Non-cash amortization of share-based compensation awards (Note 16)	36,858	28,347	33,800
Non-cash amortization of deferred financing costs and net debt discounts	5,200	3,657	2,831
Non-cash amortization of net below market rents (Note 7)	(6,648)	(10,476)	(6,904)
Gains on sales of depreciable operating properties (Note 4)	—	(17,329)	(463,128)
Loss on early extinguishment of debt (Note 10)	—	—	12,246
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 11)	(19,181)	(19,321)	(17,247)
Straight-line rents	(19,262)	(46,231)	(53,745)
Amortization of right of use ground lease assets	1,024	772	1,241
Net change in other operating assets	2,322	(12,606)	(6,077)
Net change in other operating liabilities	(2,843)	48,441	43,000
Net cash provided by operating activities	602,589	592,235	516,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in certificates of deposit (Note 5)	(256,581)	—	—
Expenditures for development and redevelopment properties and undeveloped land	(446,426)	(453,774)	(552,837)
Expenditures for operating properties and other capital assets	(97,393)	(92,802)	(120,611)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	—	(40,033)	(586,927)
Net proceeds received from dispositions (Note 4)	—	33,416	1,048,927
Expenditures for acquisitions of operating properties	—	—	(537,429)
Decrease in acquisition-related deposits	—	—	1,000
Net cash used in investing activities	(800,400)	(553,193)	(747,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and repayments of secured debt (Note 10)	(5,775)	(5,555)	(5,341)
Borrowings on unsecured debt (Note 10)	320,000	200,000	—
Proceeds from the issuance of secured debt (Note 10)	375,000	—	—
Repurchases of unsecured debt (Note 10)	(20,584)	—	—
Net proceeds from the issuance of unsecured debt (Note 10)	—	—	449,807
Repayments of unsecured debt (Note 10)	—	—	(312,105)
Financing costs (Note 10)	(10,924)	(6,432)	(12,032)
Proceeds from exercise of stock options	—	—	383
Repurchase of common units and restricted stock units (Note 16)	(11,595)	(22,934)	(21,888)
Distributions to noncontrolling interests in consolidated property partnerships	(30,097)	(36,269)	(27,601)
Distributions paid to common unitholders	(255,430)	(247,556)	(237,355)
Contributions from noncontrolling interests in consolidated property partnerships	—	—	1,559
Net cash provided by (used in) financing activities	360,595	(118,746)	(164,573)
Net increase (decrease) in cash and cash equivalents and restricted cash	162,784	(79,704)	(396,047)
Cash and cash equivalents and restricted cash, beginning of year	347,379	427,083	823,130
Cash and cash equivalents and restricted cash, end of year	$510,163	$347,379	$427,083

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science and mixed-use property types in the United States. The Company has earned global recognition for sustainability, building operations, innovation and design. The Company’s approach to modern business environments helps drive creativity and productivity for some of the world’s leading technology, entertainment, life science and business services companies. We own, develop, acquire and manage real estate assets, consisting primarily of Class A properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle and Austin, which we believe have strategic advantages and strong barriers to entry. Class A real estate encompasses attractive and efficient buildings of high quality that are attractive to tenants, are well-designed and constructed with above-average material, workmanship and finishes and are well-maintained and managed. We qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2023:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)(1)	Percentage Leased (unaudited)
Stabilized Office Properties (2)	121	17,044,128	410	85.0%	86.4%
_______________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2023 Average Occupancy (unaudited)
Stabilized Residential Properties	3	1,001	92.8%

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the year ended December 31, 2023, we added two development projects to our stabilized portfolio consisting of two buildings totaling 829,591 square feet of office space in San Diego, California and Austin, Texas. We did not have any properties held for sale at December 31, 2023. As of December 31, 2023, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1) (unaudited)
In-process development projects - under construction	1	875,000
In-process redevelopment projects - under construction	2	100,000
____________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2023 was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of December 31, 2023, all of our properties, development projects and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington and one stabilized office property and one future development project in Austin, Texas. All of our properties, development projects and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2023, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”) owned two office properties in Redwood City, California. As of December 31, 2023, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

As of December 31, 2023, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of December 31, 2023 was owned by non-affiliated investors and certain of our executive officers and directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended, the “Partnership Agreement”. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Partially Owned Entities and Variable Interest Entities

At December 31, 2023 and 2022, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2023 and 2022, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of December 31, 2023, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $416.7 million (of which $350.0 million related to real estate held for investment), approximately $23.6 million and approximately $173.7 million, respectively. At December 31, 2022, the two VIEs’ total assets, liabilities and noncontrolling interests included on our consolidated balance sheet were approximately $438.7 million (of which $362.7 million related to real estate held for investment on our consolidated balance sheet), approximately $31.5 million and approximately $179.4 million, respectively. Revenues, income and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures and required distributions.

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

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2023 or 2022.

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

When we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, we record our contribution towards those tenant-owned improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises.

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

Generally, our leases require our tenants to restore the leased space to standard office condition upon the expiration of the lease. In limited circumstances, tenants may negotiate to pay us a restoration fee in lieu of restoring the space. Restoration fee income, included in rental income, is recognized on a straight-line basis from the date of the executed restoration fee agreement through lease expiration when the amount of the fee is determinable and collectability of the fee is probable.

Additional Rent - Reimbursements from Tenants

Additional rent, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, is recognized in rental income in the period the recoverable costs are incurred. Additional rent where we pay the associated costs directly to third-party vendors and are reimbursed by our tenants are recognized and recorded on a gross basis, with the corresponding expense recognized in property expenses or real estate taxes.

Other Property Income

Other property income primarily includes amounts recorded in connection with transient daily parking, tenant bankruptcy settlement payments, broken deal income and property damage settlement related payments. Other property income also includes miscellaneous income from tenants and fees for late rental payments. Amounts recorded within other property income fall within the scope of ASC Topic 606 “Revenue from Contracts with Customers” and are recognized as revenue at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

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

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected. These allowances are increased or decreased through rental income, and our determination of the adequacy of the Company’s allowances for tenant receivables includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. Such assessment involves using a methodology that incorporates a specific identification analysis and an aging analysis, considering the current economic and business environment, including factors such as the age and nature of the receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. This determination is performed on a quarterly basis and requires significant judgment and estimates about matters that are uncertain at the time the estimates are made, including the creditworthiness of specific tenants, specific industry trends and conditions, and general economic trends and conditions. Since these factors are beyond our control, actual results can differ from our estimates, and such differences could be material.

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

Acquisitions

Acquisitions of operating properties and development and redevelopment opportunities generally do not meet the definition of a business and are accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value at the acquisition date of the total purchase price plus any capitalized acquisition costs, including costs incurred during negotiation. When applicable, we record the acquired tangible and intangible assets and assumed liabilities of acquisitions of operating properties and development and redevelopment opportunities that meet the accounting criteria to be accounted for as business combinations at fair value at the acquisition date.

The acquired assets and assumed liabilities for an acquisition generally include but are not limited to (i) land and improvements, buildings and improvements, undeveloped land and construction in progress and (ii) identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any. Any debt assumed and equity (including common units of the Operating Partnership) issued in connection with a property acquisition is recorded at relative fair value on the date of acquisition.

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

Evaluation of Asset Impairment

When evaluating operating real estate assets to be held and used for potential impairment, we first evaluate whether there are any indicators of impairment. If any impairment indicators are present for a specific real estate asset, we then evaluate the regional market conditions that could reasonably affect the real estate asset. If there are negative changes and trends in that regional market, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the real estate asset, we perform an impairment loss calculation to determine if the fair value of the real estate asset is less than the net carrying value of the real estate asset. Our impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals. We recognize an impairment loss if the real estate asset's net carrying amount exceeds the real estate asset's estimated fair value. If we recognize an impairment loss, the estimated fair value of the real estate asset becomes its new cost basis. For a

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset.

Depreciation and Amortization of Buildings and Improvements

The costs of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements for the three years ended December 31, 2023, 2022, and 2021 was $300.1 million, $287.8 million, and $256.3 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
____________________
(1)Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Dispositions and Discontinued Operations

A real estate asset is classified as held for sale when certain criteria are met, including but not limited to the availability of the asset for immediate sale, the existence of an active program to locate a buyer and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset, if material, separately on the balance sheet as held for sale and we would cease to record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2023 and 2022, we did not have any properties classified as held for sale.

Property disposals representing a strategic shift that have (or will have) a major effect on the Company’s operations and financial results, such as a major line of business, a major geographical area or a major equity investment, are required to be presented as discontinued operations. If we were to determine that a property disposition represents a strategic shift, the revenues, expenses and net gain (loss) on dispositions of the property would be recorded in discontinued operations for all periods presented through the date of the applicable disposition. The operations of the properties sold during the years ended December 31, 2022 and 2021 are presented in continuing operations as they did not represent a strategic shift in the Company’s operations and financial results. We did not dispose of any properties during the year ended December 31, 2023.

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

Cash and Cash Equivalents

We consider all highly-liquid investments, including certificates of deposits, with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges, and cash held in escrow related to acquisition and disposition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements and property taxes. We did not have any cash held at qualified intermediaries at December 31, 2023 and 2022.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Marketable Securities

Marketable securities reported in our consolidated balance sheets represent certificates of deposit with original maturities greater than three months and the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”) (see Note 17 “Employee Benefit Plans” for additional information. The Company intends to hold the certificates of deposit until their maturity. As a result, the certificates of deposit are classified as held-to-maturity securities. The Deferred Compensation Plan assets are held in a limited rabbi trust and invested in various mutual and money market funds. As a result, the marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each accounting period.

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

Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the statement of cash flows. Deferred leasing costs consist of leasing commissions paid to external third-party brokers and lease incentives, and are amortized using the straight-line method of accounting over the lives of the leases which generally range from one to 20 years. We may re-evaluate the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change. If we determine that the estimated remaining life of a lease has changed, we adjust the amortization period accordingly. Fully amortized deferred leasing costs are written off each quarter.

Deferred Financing Costs

Financing costs related to the origination or assumption of long-term debt are deferred and generally amortized into interest expense using the straight-line method of accounting, which approximates the effective interest method, over the contractual terms of the applicable financings. Fully amortized deferred financing costs are written off when the corresponding financing is repaid.

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

Noncontrolling Interests in Consolidated Property Partnerships

Noncontrolling interests in consolidated property partnerships represent the equity interests held by unrelated third parties in our three consolidated property partnerships (see Note 12 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” and see Note 13 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements”). Noncontrolling interests in consolidated property partnerships are not redeemable and are presented as permanent equity in the Company's consolidated balance sheets. We account for the noncontrolling interests in consolidated property partnerships using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings or losses of the consolidated property partnerships between the controlling and noncontrolling interests. Under the HLBV method, the amounts reported as noncontrolling interests in consolidated property partnerships in the consolidated balance sheets represent the amounts the noncontrolling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated property partnerships were liquidated at recorded amounts and distributed between the controlling and noncontrolling interests in accordance with the governing documents. The net income attributable to noncontrolling interests in consolidated property partnerships in the consolidated statements of operations is associated with the increase or decrease in the noncontrolling interest holders’ contractual claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the beginning of that reporting period, after removing the impact of any contributions or distributions.

Common Partnership Interests on the Operating Partnership’s Consolidated Balance Sheets

The common units held by the Company and the noncontrolling common units held by the common limited partners are both presented in the permanent equity section of the Operating Partnership’s consolidated balance sheets in partners’ capital. The redemption rights of the noncontrolling common units permit us to settle the redemption obligation in either cash or shares of the Company’s common stock at our option (see Note 12 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” for additional information).

Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Noncontrolling interests in the Operating Partnership’s consolidated financial statements include the noncontrolling interest in property partnerships (see Note 13 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements”).

Equity Offerings

Underwriting commissions and offering costs incurred in connection with common equity offerings and any at-the-market stock offering programs (see Note 14 “Stockholders’ Equity of the Company”) are reflected as a reduction of additional paid-in capital. Issuance costs incurred in connection with preferred equity offerings are reflected as a reduction of the carrying value of the preferred equity.

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

Fair Value Measurements

The fair values of our financial assets and liabilities are disclosed in Note 20, “Fair Value Measurements and Disclosures,” to our consolidated financial statements. The only financial assets recorded at fair value on a recurring basis in our consolidated financial statements are the marketable securities held in connection with our Deferred Compensation Plan. We elected not to apply the fair value option for any of our eligible financial instruments or other items.

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

We determine the fair value for the marketable securities using quoted prices in active markets for identical assets. Our other financial instruments, which are only disclosed at fair value, are comprised of certificates of deposit, secured debt, unsecured senior notes, unsecured line of credit and unsecured term loan facility.

We generally determine the fair value of our secured debt, unsecured debt, unsecured term loan facility and unsecured line of credit by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flows. Prior to amending the terms of our unsecured line of credit in

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
October 2022, we calculated the market rate by obtaining the period-end LIBOR and then adding an appropriate credit spread based on our credit ratings and the amended terms of our unsecured line of credit agreement. Subsequent to amending the terms of our unsecured line of credit in October 2022, we calculate the market rate by obtaining Adjusted SOFR and then adding an appropriate credit spread based on our credit ratings and the amended terms of our unsecured line of credit agreement. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available.

Carrying amounts of our cash and cash equivalents, restricted cash, certificates of deposit and accounts payable approximate fair value due to their short-term maturities of 12 months or less.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2023, 2022 and 2021, and we were not subject to any federal income taxes (see Note 25 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiaries are subject to federal, state, and local income taxes. For the years ended December 31, 2023, 2022 and 2021 the taxable REIT subsidiaries had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2023 or 2022. As of December 31, 2023, the years still subject to audit are 2019 through 2023 under the California state income tax law, 2021 through 2022 under the Texas state income tax law and 2020 through 2023 under the federal income tax law.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Concentration of Credit Risk

All of our properties and development and redevelopment projects are owned and all of our business is currently conducted in the state of California with the exception of the ownership and operation of ten stabilized office properties and one future development project located in the state of Washington and one stabilized office property and one future development project located in Austin, Texas. The ability of tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which our tenants operate.

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2023 and 2022, we had cash accounts and certificates of deposit in excess of FDIC insured limits.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Tax Disclosures.” The ASU is effective for annual periods beginning after December 15, 2024. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Acquisitions

Development Project Acquisitions

We did not acquire any development sites during the year ended December 31, 2023. The following table summarizes the development site acquired from unrelated third parties during the year ended December 31, 2022:

Project	Date of Acquisition	City/Submarket	Purchase Price (in millions) (1)
2022 Acquisitions
10615 Burnet Road, Austin, TX (2)	March 9, 2022	Stadium District / Domain	$40.0
Total 2022 Acquisitions			$40.0
_______________________
(1)Excludes acquisition-related costs.
(2)This property was added to our future development pipeline.

Acquisition Costs

We did not capitalize any acquisition costs during the year ended December 31, 2023. During the year ended December 31, 2022, we capitalized $0.2 million of acquisition costs.

4.    Dispositions

Operating Property Dispositions

We did not dispose of any operating properties during the year ended December 31, 2023. The following table summarizes the operating properties sold during the years ended December 31, 2022 and 2021:

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

The total gains on the sales of the operating properties sold during the years ended December 31, 2022 and 2021 were $17.3 million and $463.1 million, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Marketable Securities

Marketable securities consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Deferred compensation plan assets	$28,089	$23,547
Certificates of deposit (1)	256,581	—
Total marketable securities	$284,670	$23,547
____________________
(1)The certificates of deposit have an original issuance term greater than three months but less than 12 months.

6.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Current receivables	$15,176	$22,816
Allowance for uncollectible tenant receivables (1)	(1,567)	(2,233)
Current receivables, net	$13,609	$20,583
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for uncollectible tenant receivables.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Deferred rent receivables	$461,707	$453,165
Allowance for deferred rent receivables (1)	(728)	(965)
Deferred rent receivables, net	$460,979	$452,200
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for deferred rent receivables.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, and in-place leases) and intangible liabilities (acquired value of below-market operating leases) as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:
Deferred leasing costs	$297,871	$301,967
Accumulated amortization	(122,680)	(121,545)
Deferred leasing costs, net	175,191	180,422
Above-market operating leases	260	260
Accumulated amortization	(70)	(39)
Above-market operating leases, net	190	221
In-place leases	70,247	114,435
Accumulated amortization	(15,923)	(44,232)
In-place leases, net	54,324	70,203
Total deferred leasing costs and acquisition-related intangible assets, net	$229,705	$250,846
Acquisition-related Intangible Liabilities, net: (1)
Below-market operating leases	$39,159	$52,380
Accumulated amortization	(8,402)	(14,943)
Below-market operating leases, net	30,757	37,437
Total acquisition-related intangible liabilities, net	$30,757	$37,437
____________________
(1)Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Deferred leasing costs	$31,771	$31,059	$32,472
Above-market operating leases	31	31	8
In-place leases	15,878	31,647	14,562
Below-market operating leases	(6,679)	(10,508)	(6,912)
Total	$41,001	$52,229	$40,130

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2023 for future periods:

Year Ending	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Operating Leases (2)
	(in thousands)
2024	$29,855	$31	$6,676	$(3,588)
2025	27,019	31	6,635	(3,570)
2026	23,974	31	6,311	(3,474)
2027	20,864	31	5,040	(3,099)
2028	18,824	31	5,014	(2,918)
Thereafter	54,655	35	24,648	(14,108)
Total	$175,191	$190	$54,324	$(30,757)
____________________
(1)Represents estimated annual amortization related to above-market operating leases. Amounts will be recorded as a decrease to rental income in the consolidated statements of operations.
(2)Represents estimated annual amortization related to below-market operating leases. Amounts will be recorded as an increase to rental income in the consolidated statements of operations.

8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$37,073	$41,538
Prepaid expenses and deferred financing costs, net	10,532	11,364
Other assets	5,464	9,527
Total prepaid expenses and other assets, net	$53,069	$62,429

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Secured and Unsecured Debt of the Company

In this Note 9, the “Company” refers solely to Kilroy Realty Corporation and not to any of our subsidiaries. The Company itself does not hold any indebtedness. All of our secured and unsecured debt is held directly by the Operating Partnership.

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations including the unsecured revolving credit facility, the unsecured term loan facility and all of the unsecured senior notes. At December 31, 2023 and 2022, the Operating Partnership had $4.3 billion and $4.0 billion, respectively, outstanding in total, including unamortized discounts and deferred financing costs, under these unsecured debt obligations.

In addition, although the remaining $0.6 billion and $0.2 billion of the Operating Partnership’s debt as of December 31, 2023 and 2022, respectively, is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

Debt Covenants and Restrictions

One of the covenants contained within the unsecured revolving credit facility as discussed further below in Note 10 prohibits the Company from paying dividends during an event of default in excess of an amount which results in distributions to us in an amount sufficient to permit us to pay dividends to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax.

10.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

In July 2023, certain of the Operating Partnership’s subsidiaries entered into a $375.0 million mortgage loan transaction (the “Loan”) secured by, among other things, a deed of trust, assignment of leases and rents, security agreement and fixture filing encumbering two office buildings, 608 apartment units and over 95,000 square feet of retail at the Company’s One Paseo mixed-use campus in Del Mar, California. The Loan matures on August 10, 2034, bears interest at an annual rate of 5.90% and requires monthly interest payments only, which commenced on September 10, 2023. In addition, the Operating Partnership has entered into a guaranty in favor of the lender in connection with the Loan. The Loan is generally non-recourse to the Operating Partnership, but the lender has recourse to the Operating Partnership for certain recourse exceptions.

The following table sets forth the composition of our secured debt as of December 31, 2023 and 2022:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2023	2022
				(in thousands)
Mortgage note payable	3.57%	3.57%	December 2026	$156,386	$159,973
Mortgage note payable (3)	4.48%	4.48%	July 2027	81,308	83,496
Mortgage note payable	5.90%	5.90%	August 2034	375,000	—
Total secured debt				$612,694	$243,469
Unamortized deferred financing costs				(9,469)	(531)
Total secured debt, net				$603,225	$242,938
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $817.3 million as of December 31, 2023.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

As of December 31, 2023, all of the Operating Partnership’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

Unsecured Debt

Early Redemption of $300.0 million Unsecured Senior Notes Due 2023

In October 2021, the Operating Partnership early redeemed, at our option, the $300.0 million aggregate principal amount of our outstanding 3.800% unsecured senior notes that were scheduled to mature on January 15, 2023. In connection with the early redemption, we incurred a $12.2 million loss on early extinguishment of debt comprised of a $12.1 million premium paid to the note holders at the redemption date and a $0.1 million write-off of the unamortized discount and unamortized deferred financing costs.

Partial Repurchase of $425.0 million Unsecured Senior Notes Due 2024

During the year ended December 31, 2023, the Company completed open-market repurchases of $21.3 million of the Operating Partnership’s 3.450% $425.0 million unsecured senior notes due December 15, 2024 at a discount, leaving an aggregate remaining principal balance of $403.7 million.

Issuance of $400.0 million Unsecured Senior Notes Due 2036

On January 12, 2024, the Operating Partnership issued $400.0 million aggregated principal amount of unsecured senior notes in a registered public offering. The unsecured senior notes, which are scheduled to mature on January 15, 2036, require semi-annual interest payments each January and July based on a stated interest rate of 6.250%. See Note 26 “Subsequent Events” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership and outstanding, including unamortized discounts of $5.3 million and $6.4 million and unamortized deferred financing costs of $15.9 million and $19.1 million as of December 31, 2023 and 2022, respectively:

					Net Carrying Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2023	2022
					(in thousands)
2.650% Unsecured Senior Notes (2)	October 2021	November 2033	2.650%	2.654%	$450,000	$450,000
Unamortized discount and deferred financing costs					(3,422)	(3,770)
Net carrying amount					$446,578	$446,230

2.500% Unsecured Senior Notes (2)	August 2020	November 2032	2.500%	2.560%	$425,000	$425,000
Unamortized discount and deferred financing costs					(4,735)	(5,268)
Net carrying amount					$420,265	$419,732

4.270% Unsecured Senior Notes (3)	April 2020	January 2031	4.270%	4.270%	$350,000	$350,000
Unamortized discount and deferred financing costs					(1,282)	(1,463)
Net carrying amount					$348,718	$348,537

3.050% Unsecured Senior Notes (4)	September 2019	February 2030	3.050%	3.064%	$500,000	$500,000
Unamortized discount and deferred financing costs					(3,629)	(4,221)
Net carrying amount					$496,371	$495,779

4.750% Unsecured Senior Notes (5)	November 2018	December 2028	4.750%	4.800%	$400,000	$400,000
Unamortized discount and deferred financing costs					(2,468)	(2,963)
Net carrying amount					$397,532	$397,037

4.350% Unsecured Senior Notes (3)	October 2018	October 2026	4.350%	4.350%	$200,000	$200,000
Unamortized discount and deferred financing costs					(488)	(663)
Net carrying amount					$199,512	$199,337

4.300% Unsecured Senior Notes (3)	July 2018	July 2026	4.300%	4.300%	$50,000	$50,000
Unamortized discount and deferred financing costs					(113)	(157)
Net carrying amount					$49,887	$49,843

3.450% Unsecured Senior Notes (5)	December 2017	December 2024	3.450%	3.470%	$403,712	$425,000
Unamortized discount and deferred financing costs					(558)	(1,148)
Net carrying amount					$403,154	$423,852

3.450% Unsecured Senior Notes (6)	February 2017	February 2029	3.450%	3.450%	$75,000	$75,000
Unamortized discount and deferred financing costs					(219)	(262)
Net carrying amount					$74,781	$74,738

3.350% Unsecured Senior Notes (6)	February 2017	February 2027	3.350%	3.350%	$175,000	$175,000
Unamortized discount and deferred financing costs					(363)	(478)
Net carrying amount					$174,637	$174,522

4.375% Unsecured Senior Notes (7)	September 2015	October 2025	4.375%	4.444%	$400,000	$400,000
Unamortized discount and deferred financing costs					(969)	(1,523)
Net carrying amount					$399,031	$398,477

4.250% Unsecured Senior Notes (4)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(2,971)	(3,503)
Net carrying amount					$397,029	$396,497

Total Unsecured Senior Notes, Net					$3,807,495	$3,824,581

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	6.38%	5.20%
Facility fee-annual rate (3)	0.200%
Maturity date	July 31, 2025
____________________
(1)Total borrowing capacity is reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of December 31, 2023. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using a contractual rate of Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of December 31, 2023 and 2022. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2023 and 2022, $3.2 million and $5.3 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

In January 2023, the Operating Partnership entered into the first amendment to its unsecured term loan facility agreement to (i) exercise the accordion feature under the term loan agreement to provide for $100.0 million of additional term loan commitments and (ii) increase the borrowing capacity under the accordion feature to provide additional term loan commitments or add one or more tranches of term loans up to an aggregate amount of $650.0 million. In March 2023, the Operating Partnership further amended the unsecured term loan facility agreement to exercise the accordion feature to provide for $20.0 million of additional term loan commitments, bringing the total borrowing capacity of the unsecured term loan facility to $520.0 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balance and terms of our unsecured term loan facility as of December 31, 2023:

	December 31, 2023	December 31, 2022
	(in thousands)
Outstanding borrowings	$520,000	$200,000
Remaining borrowing capacity	—	200,000
Total borrowing capacity (1)	$520,000	$400,000
Interest rate (2)	6.41%	5.23%
Undrawn facility fee-annual rate (3)	0.200%
Maturity date (4)	October 3, 2024
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million and $100.0 million as of December 31, 2023 and December 31, 2022, respectively, under an accordion feature pursuant to the terms of the unsecured term loan facility
(2)Our unsecured term loan facility interest rate was calculated using a contractual rate of Adjusted SOFR plus a margin of 0.950% based on our credit rating as of December 31, 2023 and December 31, 2022.
(3)Our undrawn facility fee is paid on a quarterly basis and is calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2023 and 2022, $2.3 million and $4.5 million, respectively, of unamortized deferred financing costs remained to be amortized through the maturity date of our unsecured term loan facility.
(4)The maturity date may be extended by two twelve-month periods, at the Company’s option.

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our debt covenants as of December 31, 2023 and 2022.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of December 31, 2023:

Year	(in thousands)
2024 (1)	$929,718
2025	406,246
2026	401,317
2027	249,125
2028	400,000
Thereafter	2,575,000
Total aggregate principal value (2)	$4,961,406
________________________
(1)     Includes the $520.0 million currently outstanding on the unsecured term loan facility maturing on October 3, 2024, for which the Company has two twelve-month extension options.
(2)     Includes gross principal balance of outstanding debt before the effect of the following at December 31, 2023: $27.7 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes and secured debt and $5.3 million of unamortized discounts for the unsecured senior notes.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the years ended December 31, 2023, 2022 and 2021. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Gross interest expense	$192,983	$161,761	$158,756
Capitalized interest and deferred financing costs	(78,767)	(77,483)	(80,201)
Interest expense	$114,216	$84,278	$78,555

11.    Deferred Revenue and Acquisition-Related Intangible Liabilities, net

Deferred revenue and acquisition-related intangible liabilities, net consisted of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$97,802	$111,453
Other deferred revenue	45,079	47,069
Acquisition-related intangible liabilities, net (1)	30,757	37,437
Total	$173,638	$195,959
_____________________
(1)See Note 7 “Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net” for additional information regarding our acquisition-related intangible liabilities.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2023, 2022, and 2021, $20.7 million, $19.3 million and $16.5 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2023 for the next five years and thereafter:

Year Ending	(in thousands)
2024	$17,299
2025	14,280
2026	12,390
2027	11,136
2028	9,764
Thereafter	32,933
Total	$97,802

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of December 31, 2023 and 2022. The remaining approximate 1.0% common limited partnership interest as of December 31, 2023 and 2022 was owned by non-affiliated investors and certain of our executive officers and directors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors, executive officers and directors as of December 31, 2023 and 2022, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $47.0 million and $44.7 million as of December 31, 2023 and 2022, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is expected in most cases that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

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
The noncontrolling interests in 100 First LLC and 303 Second LLC as of December 31, 2023 and 2022 were $173.7 million and $179.4 million, respectively. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $4.6 million and $5.0 million as of December 31, 2023 and 2022, respectively.

13.    Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Consolidated Property Partnerships

In August 2016, the Operating Partnership entered into agreements with NBREM whereby NBREM made contributions, through two REIT subsidiaries, for a 44% common equity interest in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. Refer to Note 12 for additional information regarding these consolidated property partnerships.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Stockholders’ Equity of the Company

Common Stock

Common Stock Repurchases

As of December 31, 2023, 4,935,826 shares remained eligible for repurchase under a share repurchase program approved by the Company’s board of directors in 2016. The Company did not repurchase shares of common stock under this program during the three years ended December 31, 2023, 2022 and 2021.

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock and noncontrolling units as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$63,309	$63,114
Noncontrolling common unitholders of the Operating Partnership	621	621
RSU holders (1)	510	550
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	$64,440	$64,285
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 16 “Share-Based and Other Compensation” for additional information).

	December 31,
	2023	2022
Outstanding Shares and Units:
Common stock	117,239,558	116,878,031
Noncontrolling common units	1,150,574	1,150,574
RSUs (1)	908,336	984,006
_____________________
(1)The amount includes nonvested RSUs. Does not include 1,083,086 and 1,123,554 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2023 and 2022, respectively. Refer to Note 16 “Share-Based and Other Compensation” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Partners’ Capital of the Operating Partnership

Common Units

Common Units Outstanding

The following table sets forth the number of common units held by the Company as the general partner and the number of common units held by non-affiliated investors and certain of our executive officers and directors in the form of common limited partner units as well as the ownership interest held on each respective date:

	December 31, 2023	December 31, 2022
Company owned common units in the Operating Partnership	117,239,558	116,878,031
Company owned general partnership interest	99.0%	99.0%
Non-affiliated investors and other common units of the Operating Partnership	1,150,574	1,150,574
Ownership interest of limited partnership interests	1.0%	1.0%

For a further discussion of the redemption features of the common units not owned by the Company as of December 31, 2023 and 2022, refer to Note 12 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

Accrued Distributions

The following tables summarize accrued distributions for the noted common units as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Distributions payable to:
General partner	$63,309	$63,114
Common limited partners	621	621
RSU holders (1)	510	550
Total accrued distributions to common unitholders	$64,440	$64,285
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 16 “Share-Based and Other Compensation” for additional information).

	December 31, 2023	December 31, 2022
Outstanding Units:
Common units held by the general partner	117,239,558	116,878,031
Common units held by the limited partners	1,150,574	1,150,574
RSUs (1)	908,336	984,006
_____________________
(1)Does not include 1,083,086 and 1,123,554 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2023 and 2022, respectively. Refer to Note 16 “Share-Based and Other Compensation” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
16.    Share-Based and Other Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of December 31, 2023, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Plan. As of December 31, 2023, approximately 2.8 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

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

Executive Transitions

On March 30, 2023, John Kilroy, the Chairman of the Board of Directors and then Chief Executive Officer of the Company and the Operating Partnership, our “former CEO”, announced his retirement effective December 31, 2023, which was subsequently deferred to January 21, 2024 (the “Retirement Date”). Additionally, as previously disclosed, the Company and our former President entered into a separation agreement in 2022 under which he continued to serve as an officer of the Company until the scheduled expiration date of his employment agreement on March 1, 2023.

For our former CEO, the vesting of all unvested share-based compensation awards was accelerated through the Retirement Date and the final number of restricted stock units (“RSUs”) subject to market and/or performance-based vesting requirements vested was based upon a shortened performance period ending on the Retirement Date. Share-based compensation expense for these awards was recognized based on the actual achievement of market and/or performance-based vesting requirements for the shortened performance periods. For our former President, the vesting of all unvested share-based compensation awards was accelerated through March 1, 2023 and the final number of RSUs earned that were subject to market and/or performance-based vesting requirements was based upon the actual achievement of the market and/or performance conditions for a shortened performance period ended on March 1, 2023. For the year ended December 31, 2023, we recognized $27.3 million of stock compensation expense related to the accelerated vesting of awards for our former CEO and former President.

2023, 2022 and 2021 Annual Performance-Based RSU Grants

During each of the three years in the period ended December 31, 2023, the Executive Compensation Committee granted awards to certain officers of the Company under the 2006 Plan that are subject to market and/or performance-based vesting requirements (“Performance-Based RSUs”). The Performance-Based RSUs are scheduled to vest at the end of a three year period consisting of calendar years 2023-2025, 2022-2024 and 2021-2023 for the awards granted during the years ended December 31, 2023, 2022, and 2021, respectively. A target number of Performance-Based RSUs were awarded, and the final number of Performance-Based RSUs that

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
vest (which may be more or less than the target number) will be based upon (1) during the first calendar year of the respective awards’ three year performance measurement period, the achievement of pre-set FFO per share goals that applies to 100% of the Performance-Based RSUs awarded (the “FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average debt to EBITDA ratio for the three year performance period (the “Debt to EBITDA Ratio Performance Condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “Market Condition”). The Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. Compensation expense for the Performance-Based RSU grants are recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period, except for our former CEO, whose compensation expense was recognized on an accelerated basis due to clauses that render a portion of the vesting conditions to be non-substantive and accelerated through his Retirement Date.

The 2023 FFO Performance Condition was achieved at 175% of target for one participant and 150% of target for all other participants. The 2022 FFO Performance Condition was achieved at 175% of target for one participant and 150% of target for all other participants. The number of 2023 and 2022 Performance-Based RSUs ultimately earned could fluctuate from the target number of Performance-Based RSUs granted during 2023 and 2022 based upon the levels of achievement for the Debt to EBITDA Ratio Performance Condition, the Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals.

The 2021 Performance-Based RSUs completed the performance measurement period and based on the combined results of the 2021 FFO Performance Condition, the Debt to EBITDA Ratio Performance Condition and the Market Condition, the 2021 Performance-Based RSUs achieved at 262.5% of target for one participant and 200% of target for the other participants.

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair values for the awards with market conditions were calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2023, 2022 and 2021 Performance-Based RSUs takes into consideration the likelihood of achievement of the 2023, 2022 and 2021 Market Condition and the share price on the grant date of the 2023, 2022 and 2021 Performance-Based RSUs, respectively, as discussed above. The following table summarizes the estimated number of RSUs earned for the 2023 and 2022 Performance-Based RSUs and the actual number of RSUs earned for the 2021 Performance-Based RSUs and the assumptions utilized in the Monte Carlo simulation pricing models:

	2023	2022	2021
Service vesting period	February 6, 2023 - January, 2026	January 28, 2022 - January, 2025	February 18, 2021 - January, 2024
Target RSUs granted	300,007	193,111	172,430
Estimated RSUs earned (1)	570,006	406,319	401,580
Fair Value Assumptions:
Valuation date	February 6, 2023	January 28, 2022	February 18, 2021
Fair value on valuation date (in millions)	$12.0	$12.7	$10.6
Fair value per share on valuation date (2)	$40.10	$67.62	$63.93
Expected share price volatility	35.0%	36.0%	35.0%
Risk-free interest rate	4.12%	1.35%	0.20%
_____________________
(1)Estimated RSUs earned for the 2023 Performance-Based RSUs are based on the actual achievement of the 2023 FFO Performance Condition and assumes the target level of achievement for the 2023 Debt to EBITDA Ratio Performance Condition and the target level of achievement of the 2023 Market Condition. Estimated RSUs earned for the 2022 Performance-Based RSUs are based on the actual achievement of the 2022 FFO Performance Condition and assume target level achievement of the 2022 Market Condition and maximum level of achievement of the 2022 Debt to EBITDA Ratio Performance Condition. The 2021 Performance-Based RSUs earned are based on actual performance of the 2021 Performance Conditions and the 2021 Market Condition.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(2)For one participant, the fair value per share on the valuation date for their 2023, 2022, and 2021 Performance-Based RSUs is $40.43, $70.00 and $66.95, respectively.

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 6, 2023, January 28, 2022, and February 18, 2021.

Summary of Performance and Market-Measure Based RSUs

A summary of our performance and market-measure based RSU activity from January 1, 2023 through December 31, 2023 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share
Outstanding at January 1, 2023	1,123,554	$66.85	29,705	1,153,259
Granted	483,113	39.65	53,537	536,650
Vested	(230,741)	76.67	230,741	—
Settled (1)	—	—	(296,688)	(296,688)
Issuance of dividend equivalents (2)	67,122	32.98	6,292	73,414
Canceled	(359,962)	61.00	(4)	(359,966)
Outstanding as of December 31, 2023 (3)	1,083,086	$52.47	23,583	1,106,669

____________________
(1)Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 144,178 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.
(2)Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.
(3)Outstanding RSUs as of December 31, 2023 represent the actual achievement of the FFO performance conditions and assumes target levels for the market and other performance conditions. The number of restricted stock units ultimately earned is subject to change based upon actual performance over the three-year vesting period. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

A summary of our performance and market-measure based RSU activity for the years ended December 31, 2023, 2022 and 2021 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted (1)	Weighted-Average Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2023	483,113	$39.65	(290,570)	$11,105
2022	310,484	$63.05	(241,184)	$15,200
2021	281,333	$57.85	(252,098)	$14,299
____________________
(1)Non-vested RSUs granted are based on the actual achievement of the FFO performance conditions and assumes target level achievement for the market and other performance conditions.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Annual 2023, 2022 and 2021 Time-Based RSU Grants

During each of the three years in the period ended December 31, 2023, the Executive Compensation Committee granted awards to certain officers of the Company under the 2006 Plan that are subject to time-based vesting requirements (“Time-Based RSUs”). The annual Time-Based RSUs are scheduled to vest in three equal annual installments over the periods listed below. Compensation expense for the annual 2023, 2022, and 2021Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period. However, our former CEO had a shorter service period for his 2023, 2022 and 2021 Time-Based RSUs due to clauses that render a portion of the vesting conditions to be non-substantive as well as the accelerated vesting of these awards through his Retirement Date. Each Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date, unless accelerated upon separation of employment, provided certain conditions are met. The total fair value of the Time-Based RSUs is based on the Company’s closing share price on the NYSE on the respective fair valuation dates as detailed in the table below:

	2023 Time-Based RSU Grant	2022 Time-Based RSU Grant	2021 Time-Based RSU Grant
Service vesting period	February 6, 2023 - January 5, 2026	January 28, 2022 - January 5, 2025	January & February 2021 - January 5, 2024
RSUs granted	217,059	158,170	160,277
Fair value on valuation date (in millions)	$8.6	$10.0	$9.1
Weighted average fair value per share	$39.65	$63.05	$57.07
Date of valuation	February 6, 2023	January 28, 2022	January 29, February 18, 2021

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2023 through December 31, 2023 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share
Outstanding at January 1, 2023	443,367	$61.27	510,934	954,301
Granted	247,017	38.12	—	247,017
Vested	(305,653)	63.49	305,653	—
Settled (1)	—	—	(368,717)	(368,717)
Issuance of dividend equivalents (2)	22,383	32.13	37,681	60,064
Forfeited	(5,804)	50.39	—	(5,804)
Canceled (3)	—	—	(2,108)	(2,108)
Outstanding as of December 31, 2023	401,310	$43.86	483,443	884,753
____________________
(1)Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 161,731 shares that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.
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

A summary of our time-based RSU activity for the years ended December 31, 2023, 2022 and 2021 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2023	247,017	$38.12	(343,334)	$12,425
2022	177,099	$62.58	(294,867)	$19,890
2021	172,181	$57.83	(144,838)	$8,605
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

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $43.7 million, $34.8 million and $41.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Share-based compensation costs for the year ended December 31, 2023 includes $27.3 million of accelerated share-based compensation costs for our former CEO and former President as discussed above. Of the total share-based compensation costs, $6.9 million, $6.4 million and $7.2 million was capitalized as part of real estate assets for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was approximately $18.2 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of December 31, 2023, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are to be expected to be recognized over a weighted-average period of 1.6 years. The remaining compensation cost related to these nonvested RSU awards had been recognized in periods prior to December 31, 2023. The $18.2 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2023.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.    Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2023, 2022, and 2021, we contributed $1.7 million, $1.6 million and $1.5 million, respectively, to the 401(k) Plan.

Deferred Compensation Plan

In 2007, we adopted the Deferred Compensation Plan, under which directors and certain management employees may defer receipt of their compensation, including up to 70% of their salaries and up to 100% of their director fees and bonuses, as applicable. In addition, certain employee participants will receive mandatory Company contributions to their Deferred Compensation Plan accounts equal to 10% of their gross monthly salaries, without regard to whether such employees elect to defer salary or bonus compensation under the Deferred Compensation Plan. Our Board may, but has no obligation to, approve additional discretionary contributions by the Company to Participant accounts. We hold the Deferred Compensation Plan assets in a limited rabbi trust, which is subject to the claims of our creditors in the event of bankruptcy or insolvency.

See Note 20 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2023 and 2022. Our liability of $25.0 million and $23.4 million under the Deferred Compensation Plan was fully funded as of December 31, 2023 and 2022, respectively.

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

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability recoveries or reversals for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

Fixed lease payments	$944,618	$923,257
Variable lease payments	184,672	162,638
Net collectability (reversals) recoveries (1)	(11,553)	123
Total rental income	$1,117,737	$1,086,018
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

We have operating leases with tenants that expire at various dates through 2048 and are subject to scheduled fixed increases. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of December 31, 2023 for future periods is summarized as follows:

Year Ending	(in thousands)
2024	$806,250
2025	800,821
2026	755,071
2027	698,993
2028	658,993
Thereafter	2,042,634
Total (1)	$5,762,762
____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.    Commitments and Contingencies

General

As of December 31, 2023, we had commitments of approximately $335.9 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, development and redevelopment properties.

Ground Leases

During the year ended December 31, 2022, we acquired the land underlying a historical ground lease (refer to Note 3 “Acquisitions” for further information). The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations and the respective contractual expiration dates at December 31, 2023:

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

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 4.65%. As of December 31, 2023, the weighted average remaining lease term of our ground leases is 63 years. For the years ended December 31, 2023, 2022 and 2021, variable lease costs totaling $4.0 million, $3.6 million and $2.6 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of December 31, 2023 for future periods is as follows:

Year Ending	(in thousands)
2024	$6,737
2025	6,773
2026	6,810
2027	6,851
2028	6,870
Thereafter	363,350
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	$397,391
Present value discount	(273,038)
Ground lease liabilities	$124,353
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.
(2)    One of our ground lease obligations is subject to a fair market value adjustment every five years; however, the lease includes ground rent subprotection and infrastructure rent credits which currently limit our annual rental obligations to $1.0 million. The contractual obligations for that ground lease included above assumes the lesser of $1.0 million or annual lease rental obligation in effect as of December 31, 2023.
(3)    One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2023 for the remainder of the lease term since we cannot predict future adjustments.
(4)    One of our ground lease obligations includes a component which is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at December 31, 2023 for the remainder of the lease term since we cannot predict future adjustments.
(5)    One of our ground lease obligations is subject to fixed 5% ground rent increases every five years, with the next increase occurring on November 1, 2027.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(6)    One of our ground lease obligations is subject to fixed 2% ground rent increases every year, with ground rent resets occurring every ten years based on CPI. The contractual obligations for that lease included above assume increases for the remaining current ten-year period based on the current annual ground lease obligation in effect at December 31, 2023 and no subsequent changes for the remainder of the lease term since we cannot predict future CPI adjustments.

Environmental Matters

We follow the policy of evaluating all of our properties, including acquisition, development, redevelopment and existing stabilized portfolio properties, for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any undisclosed environmental liability with respect to our stabilized portfolio properties that would have a material adverse effect on our financial condition, results of operations and cash flows, or that we believe would require additional disclosure or the recording of a loss contingency.

As of December 31, 2023 and 2022, we had accrued environmental remediation liabilities of approximately $76.6 million and $80.5 million, respectively, recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third-party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performing environmental closure activities, constructing remedial systems, and other related costs that are necessary when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2023 and 2022 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

Other than the accrued environmental liabilities discussed above, we are not aware of any unasserted claims and assessments with respect to an environmental liability that we believe would require additional disclosure or the recording of an additional loss contingency.

Litigation

We and our properties are subject to litigation arising in the ordinary course of business. To our knowledge, neither we nor any of our properties are presently subject to any litigation or threat of litigation which, if determined unfavorably to us, would have a material adverse effect on our cash flows, financial condition, or results of operations.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 17 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our Deferred Compensation Plan assets as of December 31, 2023 and 2022:

	Fair Value (Level 1) (1)
	2023	2022
Description	(in thousands)
Deferred Compensation Plan assets (2)	$28,089	$23,547
____________________
(1)Based on quoted prices in active markets for identical securities.
(2)The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2023 and 2022:

	December 31,
	2023		2022
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Assets
Certificates of deposit (2)	$256,581	$256,581	$—	$—
Liabilities
Secured debt, net	$603,225	$585,826	$242,938	$225,847
Unsecured debt, net	4,325,153	3,927,104	4,020,058	3,500,420
_______________
(1)Fair value calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
(2)The carrying value of the certificates of deposit approximate their fair values due to their short-term maturities. See Note 5 “Marketable Securities” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common stockholders	$212,241	$232,615	$628,144
Allocation to participating securities (1)	(1,233)	(1,272)	(1,516)
Numerator for basic and diluted net income available to common stockholders	$211,008	$231,343	$626,628
Denominator:
Basic weighted average vested shares outstanding	117,160,173	116,806,575	116,429,130
Effect of dilutive securities	346,082	413,472	519,513
Diluted weighted average vested shares and common stock equivalents outstanding	117,506,255	117,220,047	116,948,643
Basic earnings per share:
Net income available to common stockholders per share	$1.80	$1.98	$5.38
Diluted earnings per share:
Net income available to common stockholders per share	$1.80	$1.97	$5.36
_____________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options and RSUs are considered in our diluted earnings per share calculation for the years ended December 31, 2023, 2022, and 2021. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2023, 2022 and 2021 as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the year December 31, 2023, as they were anti-dilutive.

See Note 16 “Share-Based and Other Compensation” for additional information regarding the RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$214,324	$234,898	$634,307
Allocation to participating securities (1)	(1,233)	(1,272)	(1,516)
Numerator for basic and diluted net income available to common unitholders	$213,091	$233,626	$632,791
Denominator:
Basic weighted average vested units outstanding	118,310,747	117,957,149	117,579,704
Effect of dilutive securities	346,082	413,472	519,513
Diluted weighted average vested units and common unit equivalents outstanding	118,656,829	118,370,621	118,099,217
Basic earnings per unit:
Net income available to common unitholders per unit	$1.80	$1.98	$5.38
Diluted earnings per unit:
Net income available to common unitholders per unit	$1.80	$1.97	$5.36
____________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options and RSUs are considered in our diluted earnings per share calculation for the years ended December 31, 2023, 2022 and 2021. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2023, 2022 and 2021 as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the year December 31, 2023, as they were anti-dilutive.

See Note 16 “Share-Based and Other Compensation” for additional information regarding the RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.    Supplemental Cash Flows Information of the Company

Supplemental cash flows information as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $74,052, $72,973, and $75,802 as of December 31, 2023, 2022 and 2021, respectively	$105,767	$79,634	$77,028
Cash paid for amounts included in the measurement of ground lease liabilities	$6,733	$6,447	$6,209
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$95,575	$97,729	$119,829
Tenant improvements funded directly by tenants	$7,364	$6,772	$20,070
Assumption of accrued liabilities in connection with acquisitions	$—	$—	$37,572
Initial measurement of operating right of use ground lease assets (Note 19)	$—	$—	$46,430
Initial measurement of operating ground lease liabilities (Note 19)	$—	$—	$46,430
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 14 and 26)	$64,440	$64,285	$61,850

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$347,379	$414,077	$731,991
Restricted cash at beginning of period	—	13,006	91,139
Cash and cash equivalents and restricted cash at beginning of period	$347,379	$427,083	$823,130

Cash and cash equivalents at end of period	$510,163	$347,379	$414,077
Restricted cash at end of period	—	—	13,006
Cash and cash equivalents and restricted cash at end of period	$510,163	$347,379	$427,083

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.    Supplemental Cash Flows Information of the Operating Partnership:

Supplemental cash flows information as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $74,052, $72,973, and $75,802 as of December 31, 2023, 2022 and 2021, respectively	$105,767	$79,634	$77,028
Cash paid for amounts included in the measurement of ground lease liabilities	$6,733	$6,447	$6,209
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$95,575	$97,729	$119,829
Tenant improvements funded directly by tenants	$7,364	$6,772	$20,070
Assumption of accrued liabilities in connection with acquisitions	$—	$—	$37,572
Initial measurement of operating right of use ground lease assets (Note 19)	$—	$—	$46,430
Initial measurement of operating ground lease liabilities (Note 19)	$—	$—	$46,430
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Notes 15 and 26)	$64,440	$64,285	$61,850

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$347,379	$414,077	$731,991
Restricted cash at beginning of period	—	13,006	91,139
Cash and cash equivalents and restricted cash at beginning of period	$347,379	$427,083	$823,130

Cash and cash equivalents at end of period	$510,163	$347,379	$414,077
Restricted cash at end of period	—	—	13,006
Cash and cash equivalents and restricted cash at end of period	$510,163	$347,379	$427,083

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2023, 2022 and 2021 as follows:

	Year Ended December 31,
Dividends	2023	2022	2021
Dividends declared per share of common stock	$2.160	$2.120	$2.040
Less: Dividends declared in the current year and paid in the following year	(0.540)	(0.540)	(0.520)
Add: Dividends declared in the prior year and paid in the current year	0.540	0.520	0.500
Dividends paid per share of common stock	$2.160	$2.100	$2.020

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2023, 2022 and 2021 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2023		2022		2021
Ordinary income (1)	$2.087	96.63%	$1.865	88.80%	$1.338	66.22%
Qualified dividend	0.001	0.04%	0.001	0.02%	0.003	0.15%
Return of capital	0.069	3.21%	0.230	10.99%	0.551	27.30%
Capital gains (2)	0.003	0.12%	0.004	0.19%	0.075	3.72%
Unrecaptured section 1250 gains	—	—%	—	—%	0.053	2.61%
	$2.160	100.00%	$2.100	100.00%	$2.020	100.00%
____________________
(1)The Tax Cuts and Jobs Act enacted on December 22, 2017 generally allows a deduction for noncorporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). The amount of dividend eligible for this deduction is referred to as the Section 199A Dividend.  For the year ended December 31, 2023, the Section 199A Dividend is equal to the total ordinary income dividend.
(2)Capital gains are comprised entirely of 20% rate gains.

26.    Subsequent Events

On January 12, 2024, the Operating Partnership issued $400.0 million aggregated principal amount of unsecured senior notes in a registered public offering. The unsecured senior notes, which are scheduled to mature on January 15, 2036, require semi-annual interest payments each January and July based on a stated interest rate of 6.250%.

On January 21, 2024, John Kilroy retired as the Company’s CEO while remaining Chair of the Board of Directors through the end of his current term. On January 22, 2024, Angela Aman joined the Company as CEO and a member of the Board of Directors and was granted 101,627 Time-Based RSUs with a one-year vesting period.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2023, 2022 and 2021
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2023 – Allowance for uncollectible tenant receivables	$2,233	$1,524	$(2,190)	$1,567
2022 – Allowance for uncollectible tenant receivables	2,062	1,447	(1,276)	2,233
2021 – Allowance for uncollectible tenant receivables	1,799	1,532	(1,269)	2,062
Allowance for Deferred Rent Receivables for the year ended December 31,
2023 – Allowance for deferred rent	$965	$667	$(904)	$728
2022 – Allowance for deferred rent	612	864	(511)	965
2021 – Allowance for deferred rent	804	320	(512)	612
____________________
(1)Amounts do not reflect leases deemed not probable of collection for which we reversed the associated revenue under Topic 842.
(2)For the years ended December 31, 2023 and 2021, includes reversals of allowance for doubtful accounts for tenants with an allowance at January 1, 2023 and 2021, respectively, that were subsequently deemed not probable of collection and transitioned to a cash basis of reporting within the same year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Office Properties:
3101 - 3243 S. La Cienega Blvd., Culver City, CA			$150,718	$31,033	$1,856	$150,718	$32,889	$183,607	$20,163	35	2019	A	166,207
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	29,928	1,048	41,687	42,735	31,759	35	1983	C	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	36,750	2,547	65,844	68,391	61,662	35	1983	C	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	37,076	2,547	65,417	67,964	25,231	35	2012	C	298,728
909 N. Pacific Coast Highway, El Segundo, CA			3,577	34,042	56,012	3,565	90,066	93,631	55,148	35	2005	C	244,880
999 N. Pacific Coast Highway, El Segundo, CA			1,407	34,326	18,722	1,407	53,048	54,455	33,803	35	2003	C	138,389
1350 Ivar Ave., Los Angeles, CA			1,575	—	14,193	1,575	14,193	15,768	1,282	35	2020	C	16,448
1355 Vine St., Los Angeles, CA			17,588	—	121,115	17,588	121,115	138,703	11,167	35	2020	C	183,129
1375 Vine St., Los Angeles, CA			15,578	—	103,942	15,578	103,942	119,520	9,536	35	2020	C	159,236
1395 Vine St., Los Angeles, CA			278	—	3,271	278	3,271	3,549	294	35	2020	C	2,575
1500 N. El Centro Ave., Los Angeles, CA (4)			9,235	21	61,932	9,235	61,953	71,188	17,709	35	2016	C	113,447
1525 N. Gower St., Los Angeles, CA (4)			1,318	3	9,768	1,318	9,771	11,089	2,570	35	2016	C	9,610
1575 N. Gower St., Los Angeles, CA (4)			22,153	51	119,769	22,153	119,820	141,973	26,547	35	2016	C	264,430
6115 W. Sunset Blvd., Los Angeles, CA (4)			1,313	3	17,409	2,455	16,270	18,725	5,545	35	2015	C	26,238
6121 W. Sunset Blvd., Los Angeles, CA (4)			11,120	4,256	44,167	8,703	50,840	59,543	13,304	35	2015	C	93,418
6255 W. Sunset Blvd., Los Angeles, CA			18,111	60,320	53,475	18,111	113,795	131,906	58,714	35	2012	A	332,100
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	13,645	—	15,586	15,586	12,686	35	1989	C	10,718
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	23,013	—	40,480	40,480	32,535	35	1989	C	166,761
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	39,083	—	61,402	61,402	48,266	35	1989	C	221,452
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	24,516	—	43,924	43,924	31,475	35	2000	C	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	29,143	—	42,729	42,729	19,775	35	1999	C	138,441
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	12,202	—	21,906	21,906	7,278	35	2013	C	96,923
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	17,754	—	30,369	30,369	22,085	35	1997	A	130,935
8560 W. Sunset Blvd., West Hollywood, CA			9,720	50,956	7,497	9,720	58,453	68,173	14,898	35	2016	A	76,558
8570 W. Sunset Blvd., West Hollywood, CA			31,693	27,974	7,266	31,693	35,240	66,933	8,817	35	2016	A	49,276
8580 W. Sunset Blvd., West Hollywood, CA			10,013	3,695	1,828	10,013	5,523	15,536	1,558	35	2016	A	6,875
8590 W. Sunset Blvd., West Hollywood, CA			39,954	27,884	5,769	39,954	33,653	73,607	8,532	35	2016	A	56,750
12100 W. Olympic Blvd., Los Angeles, CA	$156,386	(5)	352	45,611	26,036	9,633	62,366	71,999	36,818	35	2003	C	155,679
12200 W. Olympic Blvd., Los Angeles, CA		(5)	4,329	35,488	27,917	3,977	63,757	67,734	49,193	35	2000	C	154,544
12233 W. Olympic Blvd., Los Angeles, CA			22,100	53,170	6,909	22,100	60,079	82,179	22,114	35	2012	A	156,746
12312 W. Olympic Blvd., Los Angeles, CA		(5)	3,325	12,202	12,671	3,399	24,799	28,198	19,563	35	1997	A	76,644
2100/2110 Colorado Ave., Santa Monica, CA			5,474	26,087	18,285	5,476	44,370	49,846	31,892	35	1997	A	104,853
501 Santa Monica Blvd., Santa Monica, CA			4,547	12,044	19,357	4,551	31,397	35,948	23,853	35	1998	A	78,509
12225 El Camino Real, Del Mar, CA			1,700	9,633	4,434	1,673	14,094	15,767	10,912	35	1998	A	58,401

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2023

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
12235 El Camino Real, Del Mar, CA			1,507	8,543	9,985	1,540	18,495	20,035	13,792	35	1998	A	53,751
12340 El Camino Real, Del Mar, CA			4,201	—	35,629	4,201	35,629	39,830	4,585	35	2022	C	109,307
12390 El Camino Real, Del Mar, CA			3,453	11,981	12,348	3,453	24,329	27,782	14,393	35	2000	C	73,238
12770 El Camino Real, Del Mar, CA			9,360	—	35,029	9,360	35,029	44,389	8,314	35	2016	C	75,035
12780 El Camino Real, Del Mar, CA			18,398	54,954	24,127	18,398	79,081	97,479	28,749	35	2013	A	140,591
12790 El Camino Real, Del Mar, CA			10,252	21,236	17,031	10,252	38,267	48,519	12,315	35	2013	A	87,944
12830 El Camino Real, Del Mar, CA	$375,000	(6)	28,645	—	113,007	28,645	113,007	141,652	12,713	35	2021	C	196,444
12860 El Camino Real, Del Mar, CA		(6)	11,326	—	51,844	11,326	51,844	63,170	6,012	35	2021	C	92,042
12348 High Bluff Dr., Del Mar, CA			1,629	3,096	8,504	1,629	11,600	13,229	8,741	35	1999	C	39,192
12400 High Bluff Dr., Del Mar, CA			15,167	—	49,456	15,167	49,456	64,623	11,382	35	2022	C	216,518
3579 Valley Centre Dr., Del Mar, CA			2,167	6,897	11,556	2,858	17,762	20,620	12,032	35	1999	C	54,960
3611 Valley Centre Dr., Del Mar, CA			4,184	19,352	29,641	5,259	47,918	53,177	33,359	35	2000	C	132,425
3661 Valley Centre Dr., Del Mar, CA			4,038	21,144	20,770	4,725	41,227	45,952	29,457	35	2001	C	131,662
3721 Valley Centre Dr., Del Mar, CA			4,297	18,967	17,124	4,254	36,134	40,388	23,912	35	2003	C	115,193
3811 Valley Centre Dr., Del Mar, CA			3,452	16,152	21,985	4,457	37,132	41,589	26,896	35	2000	C	118,912
3745 Paseo Place, Del Mar, CA (Retail)		(6)	24,358	—	75,649	24,358	75,649	100,007	11,192	35	2019	C	95,871
13480 Evening Creek Dr. North, San Diego, CA			7,997	—	67,178	7,997	67,178	75,175	27,665	35	2008	C	143,401
13500 Evening Creek Dr. North, San Diego, CA			7,581	35,903	25,140	7,580	61,044	68,624	34,020	35	2004	A	143,749
13520 Evening Creek Dr. North, San Diego, CA			7,581	35,903	25,728	7,580	61,632	69,212	36,164	35	2004	A	146,701
2100 Kettner Blvd., San Diego, CA			19,861	—	105,759	19,861	105,759	125,620	3,873	35	2022	C	206,527
2305 Historic Decatur Rd., San Diego, CA			5,240	22,220	10,816	5,240	33,036	38,276	16,858	35	2010	A	107,456
4690 Executive Dr., San Diego, CA (7)			—	—	6,880	—	6,880	6,880	408	35	1999	A	—
9455 Towne Centre Dr., San Diego, CA			6,081	—	80,080	6,081	80,080	86,161	7,363	35	2021	C	160,444
9514 Towne Centre Dr., San Diego, CA			4,928	—	47,563	4,928	47,563	52,491	685	35	2023	C	70,616
4100 Bohannon Dr., Menlo Park, CA			4,835	15,526	1,524	4,860	17,025	21,885	6,650	35	2012	A	47,643
4200 Bohannon Dr., Menlo Park, CA			4,798	15,406	8,370	4,662	23,912	28,574	9,495	35	2012	A	43,600
4300 Bohannon Dr., Menlo Park, CA			6,527	20,958	8,097	6,470	29,112	35,582	11,649	35	2012	A	63,430
4400 Bohannon Dr., Menlo Park, CA (8)			—	—	3,245	—	3,245	3,245	2,117	35	2012	A	—
4500 Bohannon Dr., Menlo Park, CA			6,527	20,957	4,782	6,470	25,796	32,266	10,623	35	2012	A	63,429
4600 Bohannon Dr., Menlo Park, CA			4,798	15,406	5,286	4,939	20,551	25,490	8,884	35	2012	A	48,413
4700 Bohannon Dr., Menlo Park, CA			6,527	20,958	1,576	6,470	22,591	29,061	9,106	35	2012	A	63,429
1290 - 1300 Terra Bella Ave., Mountain View, CA			28,730	27,555	13,461	28,730	41,016	69,746	9,462	35	2016	A	114,175
680 E. Middlefield Rd., Mountain View, CA			34,755	—	56,759	34,755	56,759	91,514	17,536	35	2014	C	171,676

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2023

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
690 E. Middlefield Rd., Mountain View, CA			34,605	—	56,515	34,605	56,515	91,120	17,461	35	2014	C	171,215
1701 Page Mill Rd., Palo Alto, CA			—	99,522	111	—	99,633	99,633	21,015	35	2016	A	128,688
3150 Porter Dr., Palo Alto, CA			—	21,715	6,446	—	28,161	28,161	6,276	35	2016	A	36,886
900 Jefferson Ave., Redwood City, CA (9)			16,668	—	109,612	18,063	108,217	126,280	31,253	35	2015	C	228,505
900 Middlefield Rd., Redwood City, CA (9)			7,959	—	50,285	8,626	49,618	58,244	14,031	35	2015	C	118,764
100 Hooper St., San Francisco, CA			78,564	—	197,034	85,510	190,088	275,598	29,788	35	2018	C	417,914
100 First St., San Francisco, CA (10)			49,150	131,238	81,437	49,150	212,675	261,825	106,267	35	2010	A	480,457
303 Second St., San Francisco, CA (11)			63,550	154,153	116,103	63,550	270,256	333,806	134,337	35	2010	A	784,658
201 Third St., San Francisco, CA			19,260	84,018	78,410	19,260	162,428	181,688	94,189	35	2011	A	346,538
360 Third St., San Francisco, CA			—	88,235	127,866	28,504	187,597	216,101	74,839	35	2011	A	436,357
250 Brannan St., San Francisco, CA			7,630	22,770	10,773	7,630	33,543	41,173	15,259	35	2011	A	100,850
301 Brannan St., San Francisco, CA			5,910	22,450	16,987	5,910	39,437	45,347	15,826	35	2011	A	82,834
333 Brannan St., San Francisco, CA			18,645	—	80,643	18,645	80,643	99,288	18,703	35	2016	C	185,602
345 Brannan St., San Francisco, CA			29,405	113,179	1,260	29,403	114,441	143,844	16,912	35	2018	A	110,050
350 Mission St., San Francisco, CA			52,815	—	212,738	52,815	212,738	265,553	51,190	35	2016	C	455,340
345 Oyster Point Blvd., South San Francisco, CA			13,745	18,575	—	13,745	18,575	32,320	3,392	35	2018	A	40,410
347 Oyster Point Blvd., South San Francisco, CA			14,071	18,289	44	14,071	18,333	32,404	3,354	35	2018	A	39,780
349 Oyster Point Blvd., South San Francisco, CA			23,112	22,601	352	23,112	22,953	46,065	5,440	35	2018	A	65,340
350 Oyster Point Blvd., South San Francisco, CA			23,719	—	177,245	23,719	177,245	200,964	11,889	35	2021	C	234,892
352 Oyster Point Blvd., South San Francisco, CA			23,449	—	165,720	23,449	165,720	189,169	11,662	35	2021	C	232,215
354 Oyster Point Blvd., South San Francisco, CA			19,538	—	141,126	19,538	141,126	160,664	11,708	35	2021	C	193,472
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,450	37,943	51,513	89,456	13,584	35	2014	C	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,447	37,943	51,510	89,453	13,583	35	2014	C	212,322
599 Mathilda Ave., Sunnyvale, CA			13,538	12,559	71	13,538	12,630	26,168	5,800	35	2012	A	76,031
605 Mathilda Ave., Sunnyvale, CA			29,014	891	77,281	29,090	78,096	107,186	30,299	35	2014	C	162,785
601 108th Ave., Bellevue, WA			—	214,095	88,698	42,680	260,113	302,793	118,339	35	2011	A	490,738
10900 NE 4th St., Bellevue, WA			25,080	150,877	52,662	25,080	203,539	228,619	89,219	35	2012	A	428,557
2001 W. 8th Ave., Seattle, WA			84,076	371,154	3,216	84,076	374,370	458,446	29,772	35	2021	A	539,226
333 Dexter Ave. North, Seattle, WA			42,854	—	328,064	42,854	328,064	370,918	27,405	35	2022	C	618,766
701 N. 34th St., Seattle, WA			—	48,027	9,743	—	57,770	57,770	24,961	35	2012	A	141,860
801 N. 34th St., Seattle, WA			—	58,537	23,304	—	81,841	81,841	30,106	35	2012	A	173,615
837 N. 34th St., Seattle, WA			—	37,404	6,734	—	44,138	44,138	18,088	35	2012	A	112,487
320 Westlake Ave. North, Seattle, WA	81,308	(12)	14,710	82,018	15,064	14,710	97,082	111,792	33,902	35	2013	A	184,644
321 Terry Ave. North, Seattle, WA		(12)	10,430	60,003	10,779	10,430	70,782	81,212	25,693	35	2013	A	135,755
401 Terry Ave. North, Seattle, WA			22,500	77,046	32	22,500	77,078	99,578	24,632	35	2014	A	174,530

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2023

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
200 W. 6th St., Austin, TX			—	—	644,210	—	644,210	644,210	17,688	35	2023	C	758,975
Residential Properties:
1550 N. El Centro Ave., Los Angeles, CA (4)			16,970	39	137,456	16,970	137,495	154,465	30,007	35	2016	C	—
6390 De Longpre Ave., Hollywood, CA			12,112	—	162,908	12,112	162,908	175,020	12,788	35	2021	C	—
3200 Paseo Village Way, Del Mar, CA		(6)	106,419	—	270,807	106,419	270,807	377,226	30,561	35	2020	C	—
TOTAL OPERATING PROPERTIES	612,694		1,651,703	2,959,869	5,595,272	1,743,170	8,463,674	10,206,844	2,518,304				17,044,128
Undeveloped land and construction in progress	—		913,363	—	1,121,441	913,363	1,121,441	2,034,804	—				—
TOTAL ALL PROPERTIES	$612,694	(13)	$2,565,066	$2,959,869	$6,716,713	$2,656,533	$9,585,115	$12,241,648	$2,518,304				17,044,128
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
(5)These properties secure a $156.4 million mortgage note.
(6)These properties secure a $375.0 million mortgage note.
(7)This property was taken out of the stabilized portfolio in the first quarter of 2022 for redevelopment in phases.
(8)This property was taken out of the stabilized portfolio in the fourth quarter of 2022 for redevelopment.
(9)These properties are owned by Redwood City Partners LLC, a consolidated property partnership.
(10)This property is owned by 100 First Street Member LLC, a consolidated property partnership.
(11)This property is owned by 303 Second Street Member LLC, a consolidated property partnership.
(12)These properties secure a $81.3 million mortgage note.
(13)Represents gross aggregate principal amount before the effect of the deferred financing costs of $9.5 million as of December 31, 2023.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2023

As of December 31, 2023, the aggregate gross cost of property included above for federal income tax purposes approximated $10.1 billion.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2021 to December 31, 2023:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Total real estate held for investment, beginning of year	$11,732,183	$11,292,693	$10,190,046
Additions during period:
Acquisitions	—	40,033	1,131,248
Improvements, etc.	511,866	439,759	547,468
Total additions during period	511,866	479,792	1,678,716
Deductions during period:
Cost of real estate sold	—	(32,855)	(572,985)
Other	(2,401)	(7,447)	(3,084)
Total deductions during period	(2,401)	(40,302)	(576,069)
Total real estate held for investment, end of year	$12,241,648	$11,732,183	$11,292,693

The following table reconciles the accumulated depreciation from January 1, 2021 to December 31, 2023:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Accumulated depreciation, beginning of year	$2,218,710	$2,003,656	$1,798,646
Additions during period:
Depreciation of real estate	300,119	287,799	256,304
Total additions during period	300,119	287,799	256,304
Deductions during period:
Write-offs due to sale	—	(19,114)	(38,156)
Other	(525)	(53,631)	(13,138)
Total deductions during period	(525)	(72,745)	(51,294)
Accumulated depreciation, end of year	$2,518,304	$2,218,710	$2,003,656