Form 10-Q
period 2024-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2024-05-03
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 26, 2024, 117,368,360 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2024, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and one of our directors. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure and distribution policies.
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
•the following notes to the consolidated financial statements:
◦Note 11, Net Income Available to Common Stockholders Per Share of the Company;
◦Note 12, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;
◦Note 13, Supplemental Cash Flows Information of the Company; and
◦Note 14, Supplemental Cash Flows Information of the Operating Partnership;
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
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,743,170	$1,743,170
Buildings and improvements	8,479,359	8,463,674
Undeveloped land and construction in progress	2,114,242	2,034,804
Total real estate assets held for investment	12,336,771	12,241,648
Accumulated depreciation and amortization	(2,594,996)	(2,518,304)
Total real estate assets held for investment, net	9,741,775	9,723,344
CASH AND CASH EQUIVALENTS	855,007	510,163
MARKETABLE SECURITIES (Notes 2 and 10)	109,513	284,670
CURRENT RECEIVABLES, NET	13,291	13,609
DEFERRED RENT RECEIVABLES, NET	457,494	460,979
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	226,506	229,705
RIGHT OF USE GROUND LEASE ASSETS	130,026	125,506
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 3)	65,588	53,069
TOTAL ASSETS	$11,599,200	$11,401,045
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 4 and 10)	$601,990	$603,225
Unsecured debt, net (Notes 4 and 10)	4,518,297	4,325,153
Accounts payable, accrued expenses and other liabilities	401,892	371,179
Ground lease liabilities (Note 9)	128,966	124,353
Accrued dividends and distributions	65,111	64,440
Deferred revenue and acquisition-related intangible liabilities, net	166,436	173,638
Rents received in advance and tenant security deposits	73,777	79,364
Total liabilities	5,956,469	5,741,352
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Stockholders’ Equity (Note 5):
Common stock, $.01 par value, 280,000,000 shares authorized, 117,366,405 and 117,239,558 shares issued and outstanding	1,174	1,173
Additional paid-in capital	5,208,753	5,205,839
Retained earnings	203,080	221,149
Total stockholders’ equity	5,413,007	5,428,161
Noncontrolling Interests (Notes 1 and 6):
Common units of the Operating Partnership	53,087	53,275
Noncontrolling interests in consolidated property partnerships	176,637	178,257
Total noncontrolling interests	229,724	231,532
Total equity	5,642,731	5,659,693
TOTAL LIABILITIES AND EQUITY	$11,599,200	$11,401,045

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
REVENUES
Rental income (Note 8)	$274,890	$290,104
Other property income	3,691	2,698
Total revenues	278,581	292,802
EXPENSES
Property expenses	57,320	53,780
Real estate taxes	29,239	28,228
Ground leases (Note 9)	2,752	2,369
General and administrative expenses (Note 7)	17,579	23,936
Leasing costs	2,279	1,372
Depreciation and amortization	88,031	93,676
Total expenses	197,200	203,361
OTHER INCOME (EXPENSES)
Interest income	13,190	1,460
Interest expense (Note 4)	(38,871)	(25,671)
Total other expenses	(25,681)	(24,211)
NET INCOME	55,700	65,230
Net income attributable to noncontrolling common units of the Operating Partnership	(502)	(560)
Net income attributable to noncontrolling interests in consolidated property partnerships	(5,278)	(8,062)
Total income attributable to noncontrolling interests	(5,780)	(8,622)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$49,920	$56,608
Net income available to common stockholders per share – basic (Note 11)	$0.42	$0.48
Net income available to common stockholders per share – diluted (Note 11)	$0.42	$0.48
Weighted average shares of common stock outstanding – basic (Note 11)	117,337,666	117,059,329
Weighted average shares of common stock outstanding – diluted (Note 11)	117,960,926	117,406,518

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2023	117,239,558	$1,173	$5,205,839	$221,149	$5,428,161	$231,532	$5,659,693
Net income				49,920	49,920	5,780	55,700
Issuance of share-based compensation awards			4,017		4,017		4,017
Non-cash amortization of share-based compensation (Note 7)			4,727		4,727		4,727
Settlement of restricted stock units for shares of common stock	217,496	2	(2)		—		—
Repurchase of common stock and restricted stock units	(90,649)	(1)	(5,897)		(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,898)	(6,898)
Adjustment for noncontrolling interest			69		69	(69)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(67,989)	(67,989)	(621)	(68,610)
BALANCE AS OF MARCH 31, 2024	117,366,405	$1,174	$5,208,753	$203,080	$5,413,007	$229,724	$5,642,731

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2022	116,878,031	$1,169	$5,170,760	$265,118	$5,437,047	$237,914	$5,674,961
Net income				56,608	56,608	8,622	65,230
Issuance of share-based compensation awards			1,365		1,365		1,365
Non-cash amortization of share-based compensation			11,566		11,566		11,566
Settlement of restricted stock units for shares of common stock	445,973	4	(4)		—		—
Repurchase of common stock and restricted stock units	(203,042)	(2)	(8,361)		(8,363)		(8,363)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,068)	(7,068)
Adjustment for noncontrolling interest			76		76	(76)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(64,647)	(64,647)	(622)	(65,269)
BALANCE AS OF MARCH 31, 2023	117,120,962	$1,171	$5,175,402	$257,079	$5,433,652	$238,770	$5,672,422

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Year Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,700	$65,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	86,460	91,671
Depreciation of non-real estate furniture, fixtures and equipment	1,571	2,005
Revenue reversals for doubtful accounts, net (Note 8)	3,883	2,438
Non-cash amortization of share-based compensation awards	3,381	10,043
Non-cash amortization of deferred financing costs and debt discounts	1,757	1,355
Non-cash amortization of net below market rents	(904)	(3,033)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,969)	(4,998)
Straight-line rents	(2,123)	(7,913)
Amortization of right of use ground lease assets	262	253
Net change in other operating assets	(3,594)	2,849
Net change in other operating liabilities	26,445	22,236
Net cash provided by operating activities	167,869	182,136
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of certificates of deposit (Note 2)	178,325	—
Expenditures for development and redevelopment properties and undeveloped land	(85,495)	(100,457)
Expenditures for operating properties and other capital assets	(15,981)	(20,891)
Net cash provided by (used in) investing activities	76,849	(121,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock and restricted stock units	(5,898)	(8,363)
Distributions to noncontrolling interests in consolidated property partnerships	(6,890)	(7,060)
Dividends and distributions paid to common stockholders and common unitholders	(63,931)	(63,735)
Financing costs	(17,192)	(1,228)
Principal payments and repayments of secured debt	(1,479)	(1,423)
Proceeds from the issuance of unsecured debt (Note 4)	395,516	—
Repayments of unsecured debt (Note 4)	(200,000)	—
Borrowings on unsecured debt (Note 4)	—	150,000
Net cash provided by financing activities	100,126	68,191
Net increase in cash and cash equivalents and restricted cash	344,844	128,979
Cash and cash equivalents and restricted cash, beginning of period	510,163	347,379
Cash and cash equivalents and restricted cash, end of period	$855,007	$476,358

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	March 31, 2024	December 31, 2023
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,743,170	$1,743,170
Buildings and improvements	8,479,359	8,463,674
Undeveloped land and construction in progress	2,114,242	2,034,804
Total real estate assets held for investment	12,336,771	12,241,648
Accumulated depreciation and amortization	(2,594,996)	(2,518,304)
Total real estate assets held for investment, net	9,741,775	9,723,344
CASH AND CASH EQUIVALENTS	855,007	510,163
MARKETABLE SECURITIES (Notes 2 and 10)	109,513	284,670
CURRENT RECEIVABLES, NET	13,291	13,609
DEFERRED RENT RECEIVABLES, NET	457,494	460,979
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	226,506	229,705
RIGHT OF USE GROUND LEASE ASSETS	130,026	125,506
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 3)	65,588	53,069
TOTAL ASSETS	$11,599,200	$11,401,045
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 4 and 10)	$601,990	$603,225
Unsecured debt, net (Notes 4 and 10)	4,518,297	4,325,153
Accounts payable, accrued expenses and other liabilities	401,892	371,179
Ground lease liabilities (Note 9)	128,966	124,353
Accrued distributions	65,111	64,440
Deferred revenue and acquisition-related intangible liabilities, net	166,436	173,638
Rents received in advance and tenant security deposits	73,777	79,364
Total liabilities	5,956,469	5,741,352
COMMITMENTS AND CONTINGENCIES (Note 9)
CAPITAL:
Partner's Capital - Common units, 117,366,405 and 117,239,558 held by the general partner and 1,150,574 held by common limited partners issued and outstanding	5,466,094	5,481,436
Noncontrolling interests in consolidated property partnerships (Note 1)	176,637	178,257
Total capital	5,642,731	5,659,693
TOTAL LIABILITIES AND CAPITAL	$11,599,200	$11,401,045

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2024	2023
REVENUES
Rental income (Note 8)	$274,890	$290,104
Other property income	3,691	2,698
Total revenues	278,581	292,802
EXPENSES
Property expenses	57,320	53,780
Real estate taxes	29,239	28,228
Ground leases (Note 9)	2,752	2,369
General and administrative expenses (Note 7)	17,579	23,936
Leasing costs	2,279	1,372
Depreciation and amortization	88,031	93,676
Total expenses	197,200	203,361
OTHER INCOME (EXPENSES)
Interest income	13,190	1,460
Interest expense (Note 4)	(38,871)	(25,671)
Total other expenses	(25,681)	(24,211)
NET INCOME	55,700	65,230
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(5,278)	(8,062)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$50,422	$57,168
Net income available to common unitholders per unit – basic (Note 12)	$0.42	$0.48
Net income available to common unitholders per unit – diluted (Note 12)	$0.42	$0.48
Weighted average common units outstanding – basic (Note 12)	118,488,240	118,209,903
Weighted average common units outstanding – diluted (Note 12)	119,111,500	118,557,092

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2023	118,390,132	$5,481,436	$178,257	$5,659,693
Net income		50,422	5,278	55,700
Issuance of share-based compensation awards		4,017		4,017
Non-cash amortization of share-based compensation (Note 7)		4,727		4,727
Settlement of restricted stock units	217,496	—		—
Repurchase of common units and restricted stock units	(90,649)	(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships			(6,898)	(6,898)
Distributions declared per common unit ($0.54 per unit)		(68,610)		(68,610)
BALANCE AS OF MARCH 31, 2024	118,516,979	$5,466,094	$176,637	$5,642,731

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2022	118,028,605	$5,490,571	$184,390	$5,674,961
Net income		57,168	8,062	65,230
Issuance of share-based compensation awards		1,365		1,365
Non-cash amortization of share-based compensation		11,566		11,566
Settlement of restricted stock units	445,973	—		—
Repurchase of common units and restricted stock units	(203,042)	(8,363)		(8,363)
Distributions to noncontrolling interests in consolidated property partnerships			(7,068)	(7,068)
Distributions declared per common unit ($0.54 per unit)		(65,269)		(65,269)
BALANCE AS OF MARCH 31, 2023	118,271,536	$5,487,038	$185,384	$5,672,422

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Year Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,700	$65,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	86,460	91,671
Depreciation of non-real estate furniture, fixtures and equipment	1,571	2,005
Revenue reversals for doubtful accounts, net (Note 8)	3,883	2,438
Non-cash amortization of share-based compensation awards	3,381	10,043
Non-cash amortization of deferred financing costs and debt discounts	1,757	1,355
Non-cash amortization of net below market rents	(904)	(3,033)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(4,969)	(4,998)
Straight-line rents	(2,123)	(7,913)
Amortization of right of use ground lease assets	262	253
Net change in other operating assets	(3,594)	2,849
Net change in other operating liabilities	26,445	22,236
Net cash provided by operating activities	167,869	182,136
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of certificates of deposit (Note 2)	178,325	—
Expenditures for development and redevelopment properties and undeveloped land	(85,495)	(100,457)
Expenditures for operating properties and other capital assets	(15,981)	(20,891)
Net cash provided by (used in) investing activities	76,849	(121,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common units and restricted stock units	(5,898)	(8,363)
Distributions to noncontrolling interests in consolidated property partnerships	(6,890)	(7,060)
Distributions paid to common unitholders	(63,931)	(63,735)
Financing costs	(17,192)	(1,228)
Principal payments and repayments of secured debt	(1,479)	(1,423)
Proceeds from the issuance of unsecured debt (Note 4)	395,516	—
Repayments of unsecured debt (Note 4)	(200,000)	—
Borrowings on unsecured debt (Note 4)	—	150,000
Net cash provided by financing activities	100,126	68,191
Net increase in cash and cash equivalents and restricted cash	344,844	128,979
Cash and cash equivalents and restricted cash, beginning of period	510,163	347,379
Cash and cash equivalents and restricted cash, end of period	$855,007	$476,358

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership and Basis of Presentation

Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science, and mixed-use property types in the United States. The Company’s approach to modern business environments is designed to drive creativity and productivity for some of the world’s leading technology, entertainment, life science, and business services companies and we have been consistently recognized for our leadership in sustainability and building operations. The Company owns, develops, acquires, and manages real estate assets, consisting primarily of premier properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin, which we believe have strategic advantages and strong barriers to entry. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”) and conduct substantially all of our operations through the Operating Partnership. Unless stated otherwise or the context otherwise requires, the terms “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” refer to Kilroy Realty Corporation and its consolidated subsidiaries, including the Operating Partnership, and the term “Operating Partnership” refers to Kilroy Realty, L.P. and its consolidated subsidiaries. The descriptions of our business, employees, and properties apply to both the Company and the Operating Partnership.

Our stabilized portfolio of operating properties was comprised of the following properties at March 31, 2024:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office Properties (2)	121	17,043,497	410	84.2%
________________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2024 Average Occupancy
Stabilized Residential Properties	3	1,001	93.1%

Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction, and in the tenant improvement phase, redevelopment properties under construction, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as development or redevelopment properties where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service.

As of March 31, 2024, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - under construction	1	875,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We did not have any properties held for sale at March 31, 2024. Our stabilized portfolio also excludes our future development pipeline, which, as of March 31, 2024, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of March 31, 2024, all of our properties, development projects, and redevelopment projects and all of our business was conducted in the state of California, with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project in Austin, Texas. All of our properties, development projects, and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of March 31, 2024, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of March 31, 2024, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

Ownership and Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, 303 Second LLC, 100 First LLC, Redwood LLC, and all of our wholly-owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, 303 Second LLC, 100 First LLC, Redwood LLC, and all of our wholly-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

As of March 31, 2024, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of March 31, 2024 was owned by non-affiliated investors and one of our directors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023.

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary, as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At March 31, 2024, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At March 31, 2024, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impacted each of the VIEs’ economic performance. As of March 31, 2024, the two VIEs’ total assets, liabilities, and noncontrolling interests included on our consolidated balance sheet were approximately $415.2 million (of which $346.0 million related to real estate held for investment), approximately $25.3 million, and approximately $172.3 million,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. Revenues, income, and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions.

At December 31, 2023, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2023, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impacted each of the VIEs’ economic performance. At December 31, 2023, the impact of consolidating the VIEs increased the Company’s total assets, liabilities, and noncontrolling interests on our consolidated balance sheet by approximately $416.7 million (of which $350.0 million related to real estate held for investment), approximately $23.6 million, and approximately $173.7 million, respectively.

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

2.    Marketable Securities

Marketable securities consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Deferred compensation plan assets	$31,257	$28,089
Certificates of deposit (1)	78,256	256,581
Total marketable securities	$109,513	$284,670
________________________
(1)The certificates of deposit have an original issuance term greater than three months but less than 12 months.

3.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$37,028	$37,073
Prepaid expenses and deferred financing costs, net	22,253	10,532
Other assets	6,307	5,464
Total prepaid expenses and other assets, net	$65,588	$53,069

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations, including the unsecured revolving credit facility, the unsecured term loan facilities, and all of the unsecured senior notes.

Unsecured Senior Notes - Registered Public Offering

In January 2024, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of an initial issuance discount of $4.5 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on January 15, 2036, require semi-annual interest payments each January and July based on a stated annual interest rate of 6.250%. The Operating Partnership may redeem the notes at any time, either in whole or in part, subject to the payment of an early redemption premium with respect to redemptions prior to October 15, 2035. On or after October 15, 2035, the Operating Partnership may redeem the notes at any time, either in whole or in part, at par.

Unsecured Revolving Credit Facility and Term Loan Facilities

In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement maintained the $1.1 billion borrowing capacity and extended the maturity date of the unsecured revolving credit facility to July 31, 2028.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2024 and December 31, 2023:

	Unsecured Revolving Credit Facility
	March 31, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	6.34%	6.38%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2028	July 31, 2025
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of March 31, 2024 and December 31, 2023. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of March 31, 2024 and December 31, 2023. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of March 31, 2024 and December 31, 2023, $15.2 million and $3.2 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
(4)The maturity date may be extended by two six-month periods, at the Operating Partnership’s election.

The Operating Partnership intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, including to finance development and redevelopment expenditures, to fund potential acquisitions, to repay long-term debt, and to supplement cash balances in response to market conditions.

In connection with amending and restating the unsecured revolving credit facility, the Operating Partnership repaid $200.0 million of its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on $200.0 million of the remaining $320.0 million principal balance by 12 months to October 3, 2025 (the “2024 Term Loan Facility”). The following table summarizes the balance and terms of our 2024 Term Loan Facility as of March 31, 2024:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2024 Term Loan Facility
March 31, 2024
(in thousands)
Outstanding borrowings	$200,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$200,000
Interest rate (2)	6.37%
Maturity date (3)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of March 31, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of March 31, 2024. Additionally, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of March 31, 2024 $3.0 million of unamortized deferred financing costs, inclusive of unamortized initial issuance costs transferred from the 2022 Term Loan Facility, remained to be amortized through the maturity date of the 2024 Term Loan Facility.
(3)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

The following table summarizes the balance and terms of our 2022 Term Loan Facility as of March 31, 2024 and December 31, 2023:

	2022 Term Loan Facility
	March 31, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$120,000	$520,000
Remaining borrowing capacity	—	—
Total borrowing capacity	$120,000	$520,000
Interest rate (1)	6.38%	6.41%
Undrawn facility fee-annual rate (2)	0.200%
Maturity date (3)	October 3, 2024
____________________
(1)Our 2022 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of March 31, 2024 and December 31, 2023.
(2)Our undrawn facility fee is paid on a quarterly basis and is calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2023, $2.3 million of unamortized deferred financing costs remained to be amortized through the maturity date of our 2022 Term Loan Facility.
(3)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facilities, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our debt covenants as of March 31, 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of March 31, 2024:

Year	(in thousands)
Remaining 2024 (1)	$528,238
2025 (2)	606,246
2026	401,317
2027	249,125
2028	400,000
2029	475,000
Thereafter	2,500,000
Total aggregate principal value (3)	$5,159,926
________________________
(1)Includes the $120.0 million outstanding as of March 31, 2024 on the 2022 Term Loan Facility, for which the Company has two 12-month extension options.
(2)Includes the $200.0 million outstanding as of March 31, 2024 on the 2024 Term Loan Facility, for which the Company has two 12-month extension options.
(3)Includes gross principal balance of outstanding debt before the effect of the following at March 31, 2024: $30.2 million of unamortized deferred financing costs for the unsecured term loan facilities, unsecured senior notes, and secured debt and $9.5 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the three months ended March 31, 2024 and 2023. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gross interest expense	$58,678	$43,402
Capitalized interest and deferred financing costs	(19,807)	(17,731)
Interest expense	$38,871	$25,671

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

In March 2024, the Company terminated its at-the-market (“ATM”) stock offering program (the “2018 ATM Program”) and commenced a new at-the-market stock offering program (the “2024 ATM”), under which we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not complete any sales of common stock under either program during the three months ended March 31, 2024.

Share Repurchase Program

In February 2024, the Company’s Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) that authorizes the repurchase of shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. The Share Repurchase Program supersedes and replaces the Company’s previous share repurchase program. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. The Company did not repurchase any common stock under the Share Repurchase Program during the three months ended March 31, 2024.

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of March 31, 2024 and December 31, 2023. The remaining approximate 1.0% common limited partnership interest as of March 31, 2024 and December 31, 2023 was owned by non-affiliated investors and one of our directors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors and one of our directors as of March 31, 2024 and December 31, 2023.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $41.3 million and $47.0 million as of March 31, 2024 and December 31, 2023, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of March 31, 2024, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Plan. As of March 31, 2024, approximately 2.1 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

Executive Transitions

On January 21, 2024, John Kilroy retired as the Company's Chief Executive Officer (“CEO”) while remaining Chair of the Board of Directors through the end of his current term. On January 22, 2024, Angela Aman joined the Company as CEO and a member of the Board of Directors and was granted 101,627 Time-Based RSUs with a one-year vesting period.

2024 Share-Based Compensation Grants

In February 2024, the Executive Compensation Committee of the Company’s Board of Directors awarded 501,594 restricted stock units to certain officers of the Company under the 2006 Plan, which included 265,205 RSUs (at the target level of performance) that are subject to time, market and/or performance-based vesting requirements (the “2024 Performance-Based RSUs”) and 236,389 RSUs that are subject to time-based vesting requirements (the “2024 Time-Based RSUs”). Each RSU granted is entitled to earn dividend equivalents in the form of RSUs that vest upon vesting of the underlying RSU award.

2024 Performance-Based RSU Grant

The 2024 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2024-2026). A target number of 2024 Performance-Based RSUs were awarded, and the final number of 2024 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (1) during the first calendar year of the three year performance measurement period, the achievement of pre-set FFO per share goals that applies to 100% of the Performance-Based RSUs awarded (the “FFO Performance Condition”) and (2) a performance measure that applies to 50% of the award based upon a measure of the Company’s average net debt to EBITDA ratio for the three year performance period (the “Net Debt to EBITDA Ratio Performance Condition”) and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “Market Condition”). The 2024 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2024 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2024 Performance-Based RSUs granted based upon the levels of achievement for the FFO Performance Condition, the Net Debt to EBITDA Ratio Performance Condition, the Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2024 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals.

Compensation expense for the 2024 Performance-Based RSU grant is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period. During the three months ended March 31, 2024, we recognized $0.4 million of compensation expense for the 2024 Performance-Based RSU grant assuming the target level of achievement for both the FFO Performance Condition and the Net Debt to EBITDA Ratio Performance Condition. In the event we achieve a lower level of performance or fail to meet the FFO Performance Condition, we would reverse a portion or all of the $0.4 million of compensation expense.

Each 2024 Performance-Based RSU represents the right to receive one share of our common stock in the future subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair value of the portion of the award subject to the Net Debt to EBITDA Ratio Performance Condition was calculated using the closing

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

price of the Company’s common stock on the valuation date noted below. The fair value of the portion of the award subject to the Market Condition was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below, which resulted in the following grant date fair value per share.

Fair Value Assumptions
Valuation date	February 1, 2024
Fair value per share on valuation date (1)	$36.00
Expected share price volatility	34.0%
Risk-free interest rate	3.98%
________________________
(1)For one participant, the fair value per share on the valuation date for their 2024 Performance-Based RSUs is $36.43.

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 1, 2024.

The fair value of the 2024 Performance-Based RSU grant as of the valuation date noted above, based on a target level of achievement, was $9.5 million. For the three months ended March 31, 2024, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

2024 Time-Based RSU Grants

The 2024 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2025 through January 5, 2027. Compensation expense for the 2024 Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period. Each 2024 Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date, unless accelerated upon separation of employment, provided certain conditions are met. The total grant date fair value of the 2024 Time-Based RSU awards was $8.3 million, which was based on the $35.20 closing share price of the Company’s common stock on the NYSE on the February 1, 2024 grant date.

2023 and 2022 Performance-Based RSUs

Consistent with the 2024 Performance-Based RSU grant discussed above, the final number of 2023 and 2022 Performance-Based RSUs that vest will be based upon (1) the FFO Performance Condition that applies to 100% of the Performance-Based RSUs awarded as determined at the end of the first calendar year of the performance measurement period and (2) the Net Debt to EBITDA Ratio Performance Condition that applies to 50% of the award and the Market Condition that applies to the other 50% of the award, both of which are based on the full three-year performance measurement period. The 2023 FFO Performance Condition was achieved at 150% of the target level of achievement. The 2022 FFO Performance Condition was achieved at 150% of the target level of achievement.

Compensation cost for the 2023 performance-based RSUs for the three months ended March 31, 2024 assumes the 2023 Net Debt to EBITDA Ratio Performance Condition is met at the target level of achievement. Compensation cost for the 2022 performance-based RSUs for the three months ended March 31, 2024 assumes the 2022 Net Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $4.7 million and $11.6 million for the three months ended March 31, 2024 and 2023, respectively. Share-based compensation costs for the three months ended March 31, 2023 include $4.5 million of accelerated share-based compensation costs for our former CEO and former President. Of the total share-based compensation costs, $1.3 million and $1.5 million was capitalized as part of real estate assets for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was approximately $35.2 million of total unrecognized compensation cost related to nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of March 31, 2024, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 2.0 years. The remaining compensation cost related to these nonvested RSU awards had been recognized in periods prior to March 31, 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Rental Income and Future Minimum Rent

Our rental income is primarily comprised of payments defined under leases and generally are subject to scheduled fixed increases. Additionally, rental income includes variable payments for tenant reimbursements of property-related expenses and payments based on a percentage of tenant sales.

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability reversals for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed lease payments	$230,315	$245,835
Variable lease payments	48,458	46,707
Net collectability reversals (1)	(3,883)	(2,438)
Total rental income	$274,890	$290,104
_____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2048 and may be subject to scheduled fixed increases and future renewal options. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of March 31, 2024 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2024	$608,984
2025	808,474
2026	765,873
2027	706,957
2028	665,823
2029	579,246
Thereafter	1,501,596
Total (1)	$5,636,953
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Commitments and Contingencies

General

As of March 31, 2024, we had commitments of approximately $293.8 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, development, and redevelopment properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations as of March 31, 2024 and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
701, 801 and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II and III, Long Beach, CA	July 2084
3243 S. La Cienega Boulevard, Los Angeles, CA	October 2106
200 W. 6th Street, Austin, TX	December 2112
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

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 4.67%. As of March 31, 2024, the weighted average remaining lease term of our ground leases is 63 years. For the three months ended March 31, 2024 and 2023, variable lease costs totaling $1.0 million were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases, as of March 31, 2024, for future periods is as follows:

Year Ending	(in thousands)
Remaining 2024	$5,052
2025	6,772
2026	6,809
2027	6,850
2028	6,869
2029	6,869
Thereafter	367,744
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	$406,965
Present value discount	(277,999)
Ground lease liabilities	$128,966
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.
(2)    One of our ground lease obligations is subject to a fair market value adjustment every five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at March 31, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(3)    One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at March 31, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(4)    One of our ground lease obligations includes a component that is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at March 31, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(5)    One of our ground lease obligations is subject to fixed 5% ground rent increases every five years, with the next increase occurring on November 1, 2027.
(6)    One of our ground lease obligations is subject to fixed 2% ground rent increases every year, with ground rent resets occurring every ten years based on CPI. The contractual obligations for that lease included above assume increases for the remaining current ten-year period based on the current annual ground lease obligation in effect at March 31, 2024 and no subsequent changes for the remainder of the lease term, as we cannot predict future CPI adjustments.

Environmental Matters

As of March 31, 2024, we had accrued environmental remediation liabilities of approximately $73.7 million in connection with certain of our in-process and future development projects.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our Deferred Compensation Plan assets as of March 31, 2024 and December 31, 2023:

	Fair Value (Level 1) (1)
	March 31, 2024	December 31, 2023
Description	(in thousands)
Deferred Compensation Plan assets (2)	$31,257	$28,089
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Assets
Certificates of deposit (2)	$78,256	$78,256	$256,581	$256,581
Liabilities
Secured debt, net	$601,990	$574,885	$603,225	$585,826
Unsecured debt, net	$4,518,297	$4,117,905	$4,325,153	$3,927,104
________________________
(1)Fair value calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
(2)The carrying value of the certificates of deposit approximate their fair values due to their short-term maturities. See Note 2 "Marketable Securities" for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$49,920	$56,608
Allocation to participating securities (1)	(799)	(364)
Numerator for basic and diluted net income available to common stockholders	$49,121	$56,244
Denominator:
Basic weighted average vested shares outstanding	117,337,666	117,059,329
Effect of dilutive securities	623,260	347,189
Diluted weighted average vested shares and common stock equivalents outstanding	117,960,926	117,406,518
Basic earnings per share:
Net income available to common stockholders per share	$0.42	$0.48
Diluted earnings per share:
Net income available to common stockholders per share	$0.42	$0.48
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options and RSUs are considered in our diluted earnings per share calculation for the three months ended March 31, 2024 and 2023. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2024 and 2023, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the three months ended March 31, 2024 and 2023, as they were anti-dilutive. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$50,422	$57,168
Allocation to participating securities (1)	(799)	(364)
Numerator for basic and diluted net income available to common unitholders	$49,623	$56,804
Denominator:
Basic weighted average vested units outstanding	118,488,240	118,209,903
Effect of dilutive securities	623,260	347,189
Diluted weighted average vested units and common unit equivalents outstanding	119,111,500	118,557,092
Basic earnings per unit:
Net income available to common unitholders per unit	$0.42	$0.48
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.42	$0.48
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options and RSU are considered in our diluted earnings per share calculation for the three months ended March 31, 2024 and 2023. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2024 and 2023, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the three months ended March 31, 2024 and 2023, as they were anti-dilutive. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Supplemental Cash Flows Information of the Company

Supplemental cash flows information as follows (in thousands):

	Year Ended March 31,
	2024	2023
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $18,697 and $16,467 as of March 31, 2024 and 2023, respectively	$16,336	$8,980
Cash paid for amounts included in the measurement of ground lease liabilities	$1,560	$1,704
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$57,027	$81,706
Tenant improvements funded directly by tenants	$603	$4,329
Remeasurement of ground lease liability and related right of use ground lease asset	$4,782	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$65,111	$64,461

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2024 and 2023.

	Year Ended March 31,
	2024	2023
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$510,163	$347,379
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$510,163	$347,379

Cash and cash equivalents at end of period	$855,007	$476,358
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$855,007	$476,358

14.    Supplemental Cash Flows Information of the Operating Partnership

Supplemental cash flows information as follows (in thousands):

	Year Ended March 31,
	2024	2023
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $18,697 and $16,467 as of March 31, 2024 and 2023, respectively	$16,336	$8,980
Cash paid for amounts included in the measurement of ground lease liabilities	$1,560	$1,704
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$57,027	$81,706
Tenant improvements funded directly by tenants	$603	$4,329
Remeasurement of ground lease liability and related right of use ground lease asset	$4,782	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$65,111	$64,461

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2024 and 2023.

	Year Ended March 31,
	2024	2023
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$510,163	$347,379
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$510,163	$347,379

Cash and cash equivalents at end of period	$855,007	$476,358
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$855,007	$476,358

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs, and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends, and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results, and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results, or events. Numerous factors could cause actual future performance, results, and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions, including periods of heightened inflation, and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California, Texas, and Washington; risks associated with our investment in real estate assets, which are illiquid, and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants’ businesses, including bankruptcy, lack of liquidity or lack of funding, and the impact labor disruptions or strikes, such as episodic strikes in the entertainment industry, may have on our tenants’ businesses; our ability to re-lease property at or above current market rates; reduced demand for office space, including as a result of remote working and flexible working arrangements that allow work from remote locations other than an employer’s office premises; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service, and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; changes in interest rates and the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment, and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices, or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed, and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement, and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations, or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; risks associated with climate change and our sustainability strategies, and our ability to achieve our sustainability goals; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the

Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2023, and their respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the dates on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, develop, acquire, and manage real estate assets, consisting primarily of premier properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin, which are markets that we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets through the Operating Partnership and conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of March 31, 2024 and December 31, 2023. As of March 31, 2024, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases.

Factors That May Influence Future Results of Operations

Development and Redevelopment Programs

We believe that a portion of our long-term future growth will continue to come from the completion of our in-process development and redevelopment projects and, subject to market conditions, from identifying new redevelopment opportunities and executing on our future development pipeline. Our future development pipeline may also expand in the future through targeted acquisitions of development opportunities on the West Coast and in Austin, Texas, subject to market conditions.

We have a proactive planning process by which we continually evaluate the size, timing, costs, and scope of our development and redevelopment programs and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. We expect to execute on our development and redevelopment programs with prudence and will be pursuing opportunities with attractive economic returns in strategic locations with proximity to public transportation or transportation access, retail amenities, and in markets with strong fundamentals and visible demand. We generally plan to develop projects in phases, as appropriate, and we favor starting projects with significant pre-leasing activity.

In-Process Development - Under Construction

As of March 31, 2024, we had one development project under construction:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco. The second phase encompasses approximately 875,000 square feet of office and life science space across three buildings with a total estimated investment of $1.0 billion.

In-Process Redevelopment - Under Construction

As of March 31, 2024, we had two redevelopment projects under construction:

•4690 Executive Drive, University Towne Center, San Diego, California. In March 2022, we began the phased redevelopment of this property, comprised of approximately 52,000 square feet of life science space with a total estimated investment of $25.0 million, inclusive of the depreciated basis of the building.

•4400 Bohannon Drive, Menlo Park, California. In December 2022, we began the redevelopment of this property in the Other Peninsula submarket, comprised of approximately 48,000 square feet of life science space with a total estimated investment of $55.0 million, inclusive of the depreciated basis of the building.

Future Development Pipeline

As of March 31, 2024, our future development pipeline included eight future projects located in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin with an aggregate cost basis of approximately $1.4 billion, at which we believe we could develop more than 6.0 million rentable square feet, subject to market conditions and the entitlement of these projects.

The following table sets forth information about our future development pipeline:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs as of 3/31/2024 ($ in millions) (2)

Los Angeles
1633 26th Street	West Los Angeles	190,000	$15.0
San Diego
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000	115.2
2045 Pacific Highway	Little Italy	275,000	59.0
Kilroy East Village	East Village	1,100 units	68.0
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	235.7
Flower Mart	SOMA	2,300,000	624.5
Seattle
SIX0	Denny Regrade	925,000 and 650 units	191.4
Austin
Stadium Tower	Stadium District / Domain	493,000	72.1
TOTAL:			$1,380.9
________________________
(1)Represents developable office/life science square feet and/or residential units. The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: significant changes in the economy, market conditions, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes, or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of March 31, 2024.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. A slowdown in development activities could result in fewer projects qualifying for interest capitalization under GAAP, resulting in higher interest expense. During the three months ended March 31, 2024, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.8 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three months ended March 31, 2024, we capitalized $19.8 million of interest to our qualifying development and redevelopment projects. In addition, for the three months ended March 31, 2024, we capitalized $2.9 million of internal costs to our qualifying development and redevelopment projects.

Capital Recycling Program. We continuously evaluate opportunities for the potential disposition of non-core properties in our portfolio or the formation of strategic ventures with the intent of using the proceeds generated to acquire new operating and development properties, to finance development and redevelopment expenditures, to repay long-term debt, and for other general corporate purposes. As part of this strategy, we often attempt to enter into transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further discussion of our capital recycling activities.

The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions) and our ability to defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete acquisitions of suitable replacement properties to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

Acquisitions. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add and strategic operating properties, and land. We focus on growth opportunities primarily in markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment, and professional services.  Against the backdrop of market volatility, we expect to manage a strong balance sheet and selectively evaluate opportunities that we believe have the potential to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt, and cash flows from operations.

In connection with our growth strategy, we may have one or more potential acquisitions of properties and/or undeveloped land under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. However, we cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. In addition, acquisitions are subject to various risks and uncertainties, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs.

Incentive Compensation. Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers, as defined in Rule 16 under the Exchange Act. For 2024, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate the Company’s performance against pre-established goals under a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure based vesting requirements and time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, market conditions, liquidity measures, and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2024, there was approximately $35.2 million of total unrecognized compensation costs related to outstanding nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of March 31, 2024, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 2.0 years. The $35.2 million of unrecognized compensation cost does not reflect the future compensation costs for any share-based awards that may be granted subsequent to March 31, 2024. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, market conditions, and other factors. For additional information regarding our equity incentive awards, see Note 7 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three months ended March 31, 2024.

For Leases Commenced (1)

Quarter to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (3)
	New	Renewal	New	Renewal
2nd Gen Leasing (4)	10	12	109,490	129,776	54	$38.46	$8.55	4.3%	(7.1)%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (5)	2	—	53,469	—	182	$198.94	$13.12
Total	12	12	162,959	129,776

For Leases Executed (1)(6)

Quarter to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (3)	Retention Rates (7)
	New	Renewal	New	Renewal
2nd Gen Leasing (4)	16	12	140,401	129,776	55	$42.91	$9.36	8.6%	(2.9)%	30.9%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (5)	4	—	13,717	—	69	$50.24	$8.74
Total	20	12	154,118	129,776
________________________
(1)Includes 100% of consolidated property partnerships.
(2)Includes tenant improvement costs and third-party leasing commissions. Amounts exclude tenant-funded tenant improvements and indirect leasing costs.
(3)Calculated as the change between GAAP rents / stated rents for new / renewed leases and the expiring GAAP rents / stated rents for the same space. Space that was vacant when the property was acquired is excluded from our change in rents calculations to provide a more meaningful market comparison.
(4)Represents leases commenced or executed at properties in the stabilized portfolio during the period, excluding leases with a lease term of less than one year. Excludes leases commenced at space not previously leased at recently completed development projects that have been added to the stabilized portfolio and at space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased.
(5)Represents leases commenced or executed at space not previously leased recently completed development projects that have been added to the stabilized portfolio, at space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased, and at projects in our development and redevelopment portfolios.
(6)During the three months ended March 31, 2024, 16 new leases totaling 134,501 rentable square feet were signed but not commenced.
(7)Calculated as the percentage of space either renewed by existing tenants at lease expiration or termination.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

During the three months ended March 31, 2024, we continued to see an increase in physical occupancy at our properties. However, we believe that economic uncertainty and hybrid/remote working arrangements have impacted the timing and volume of leasing and will likely continue to do so in the near future and possibly longer-term. Additionally, decreased demand (including as a result of remote work), increased competition (including sublease space available in the market), and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio, excluding our residential properties, for the remainder of 2024 and the next five years and by region for the remainder of 2024 and in 2025.

Lease Expirations (1)(2)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)
				(in thousands)
Remainder of 2024	46	689,646	4.9%	$34,664	4.3%	$50.26
2025	70	713,532	5.0%	32,884	4.1%	46.09
2026	63	1,996,970	14.1%	94,594	11.8%	47.37
2027	71	1,067,691	7.5%	43,775	5.4%	41.00
2028	52	1,120,809	7.9%	69,322	8.6%	61.85
2029	38	1,142,441	8.1%	61,695	7.7%	54.00
Total	340	6,731,089	47.5%	$336,934	41.9%	$50.06

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Rent per Sq. Ft. (3)
					(in thousands)
2024	Los Angeles	28	260,713	1.8%	$11,831	1.4%	$45.38
	San Diego	5	39,344	0.3%	1,399	0.2%	35.56
	San Francisco Bay Area	7	236,194	1.7%	15,739	2.0%	66.64
	Seattle	6	153,395	1.1%	5,695	0.7%	37.13
	Austin	—	—	—%	—	—%	—
	Total	46	689,646	4.9%	$34,664	4.3%	$50.26

2025	Los Angeles	34	223,255	1.6%	$9,390	1.2%	$42.06
	San Diego	17	225,358	1.6%	9,218	1.1%	40.90
	San Francisco Bay Area	9	124,088	0.8%	8,725	1.1%	70.31
	Seattle	10	140,831	1.0%	5,551	0.7%	39.42
	Austin	—	—	—%	—	—%	—
	Total	70	713,532	5.0%	$32,884	4.1%	$46.09
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of March 31, 2024, space leased under month-to-month leases, storage leases, vacant space, and future lease renewal options not executed as of March 31, 2024.
(2)Includes 100% of annualized base rent of consolidated property partnerships.
(3)Annualized base rent includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures, including full service gross, modified gross, and triple net. Percentages represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption “Information on Leases Commenced and Executed.”

In addition to the 2.7 million rentable square feet, or 15.8%, of currently available space in our stabilized portfolio, leases representing approximately 9.9% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2024 and in 2025. The leases scheduled to expire during the remainder of 2024 and in 2025 represent approximately 1.4 million rentable square feet, or 8.4% of our total annualized base rental revenue.
Sublease Space. Of our occupied space as of March 31, 2024, approximately 1.6 million rentable square feet, or 9.6% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area. Of the 9.6% of available sublease space in our stabilized portfolio as of March 31, 2024, approximately 6.5% was vacant space, and the remaining 3.1% was occupied by a subtenant. Of the approximately 1.6 million rentable square feet available for sublease as of March 31, 2024, approximately 187,231 rentable square feet representing five leases are scheduled to expire in 2024 and approximately 24,819 rentable square feet representing two leases are scheduled to expire in 2025.

Stabilized Portfolio Information

As of March 31, 2024, our stabilized portfolio was comprised of 121 office, life science, and mixed-use properties encompassing an aggregate of approximately 17.0 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction, and in the tenant improvement phase, redevelopment projects under construction, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as development or redevelopment properties where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service.

We did not have any properties held for sale at March 31, 2024. Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2024 was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land, on which we believe we have the potential to develop more than 6.0 million rentable square feet, depending upon economic conditions.

As of March 31, 2024, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - under construction	1	875,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from March 31, 2023 to March 31, 2024:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2023	119	16,206,299
Completed development properties placed in-service	2	829,591
Remeasurement	—	7,607
Total as of March 31, 2024 (1)	121	17,043,497
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			3/31/2024	12/31/2023	9/30/2023
Los Angeles	53	4,338,046	76.5%	79.0%	81.2%
San Diego	24	2,776,276	87.9%	88.6%	86.1%
San Francisco Bay Area	33	6,170,022	89.9%	91.0%	91.1%
Seattle	10	3,000,178	83.6%	83.4%	83.5%
Austin	1	758,975	71.5%	64.9%	—%
Total Stabilized Portfolio	121	17,043,497	84.2%	85.0%	86.2%

	Average Occupancy
	Three Months Ended March 31,
	2024	2023
Stabilized Portfolio (1)	84.5%	89.9%
Same Store Portfolio (2)	85.2%	89.9%
Residential Portfolio (3)	93.1%	93.4%
________________________
(1)Occupancy percentages reported are based on our stabilized portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy.
(2)Occupancy percentages reported are based on properties owned and stabilized as of January 1, 2023 and still owned and stabilized as of March 31, 2024 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Significant Tenants

The following table sets forth information about our 20 largest tenants based upon annualized base rental revenues, as defined below, as of March 31, 2024.

Tenant Name (1)	Region	Annualized Base Rental Revenue (2) (3)	Rentable Square Feet (3)	Percentage of Total Annualized Base Rental Revenue (2)(3)	Percentage of Total Rentable Square Feet (3)	Year(s) of Significant Lease Expiration (4)	Weighted Average Remaining Lease Term (Years)
		(in thousands)
Global technology company	Seattle / San Diego	$44,851	849,826	5.6%	5.0%	2032 - 2033 / 2037	9.3
Cruise LLC	San Francisco Bay Area	35,449	374,618	4.4%	2.2%	2031	7.7
Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.1%	2.5%	2034	10.3
Salesforce, Inc. (5)	San Francisco Bay Area / Seattle	29,981	613,497	3.7%	3.6%	2024 / 2029 - 2030 / 2032	4.8
LinkedIn Corporation / Microsoft Corporation (6)	San Francisco Bay Area	29,752	663,460	3.7%	3.9%	2024 / 2026	2.2
Adobe Systems, Inc.	San Francisco Bay Area / Seattle	27,897	522,879	3.5%	3.1%	2027 / 2031	7.1
Okta, Inc.	San Francisco Bay Area	24,206	293,001	3.0%	1.7%	2028	4.6
DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.0%	1.4%	2032	7.8
Netflix, Inc.	Los Angeles	21,854	361,388	2.7%	2.1%	2032	8.3
Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.3%	1.4%	2033	9.6
Box, Inc.	San Francisco Bay Area	16,853	287,679	2.1%	1.7%	2028	4.3
DIRECTV, LLC	Los Angeles	16,085	532,956	2.0%	3.1%	2026 - 2027	3.4
Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	1.9%	2.0%	2030	6.4
Amazon.com	Seattle	14,989	340,705	1.9%	2.0%	2029 - 2030	5.8
Neurocrine Biosciences, Inc.	San Diego	14,046	254,578	1.8%	1.5%	2025 / 2031	6.7
Riot Games, Inc. (7)	Los Angeles	13,829	210,133	1.7%	1.2%	2024 / 2026 / 2031	3.2
Viacom International, Inc.	Los Angeles	13,718	220,330	1.7%	1.3%	2028	4.8
Indeed, Inc.	Austin	13,430	330,394	1.7%	1.9%	2034	10.8
Sony Interactive Entertainment, LLC	San Francisco Bay Area	13,059	127,760	1.6%	0.7%	2030	6.0
Tandem Diabetes Care, Inc.	San Diego	12,409	143,850	1.5%	0.8%	2035	11.1
Total		$433,019	7,367,283	53.9%	43.1%		6.6
________________________
(1)Includes subsidiaries of the tenant listed.
(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of March 31, 2024.
(3)Includes 100% of consolidated property partnerships.
(4)We define significant lease expirations as those with space expiring greater than 25,000 rentable square feet.
(5)The 2024 lease expiration represents 140,509 rentable square feet expiring on August 31, 2024.
(6)The 2024 lease expiration represents 76,031 rentable square feet expiring on October 31, 2024.
(7)The 2024 lease expiration represents 6,411 rentable square feet expiring on July 31, 2024 and 40,236 rentable square feet expiring on November 30, 2024.

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income. We define “Net Operating Income” as consolidated operating revenues (rental income and other property income) less consolidated operating expenses (property expenses, real estate taxes and ground leases).

Net Operating Income is considered by management to be an important and appropriate supplemental performance measure to net income because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from net income. In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income, and accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP income from operations or net income.

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2023 and still owned and included in the stabilized portfolio as of March 31, 2024, including our three residential properties in Hollywood and Del Mar, California;

•Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, expenses for certain of our future development projects and the results generated by the following stabilized development properties:

◦One office building that was added to the stabilized portfolio in the third quarter of 2023; and
◦One office building that was added to the stabilized portfolio in the fourth quarter of 2023.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of March 31, 2024:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	119	16,213,906
Stabilized Development and Redevelopment Properties (1)	2	829,591
Total Stabilized Portfolio	121	17,043,497
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development and redevelopment projects and future development projects.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$49,920	$56,608	$(6,688)	(11.8)%
Net income attributable to noncontrolling common units of the Operating Partnership	502	560	(58)	(10.4)%
Net income attributable to noncontrolling interests in consolidated property partnerships	5,278	8,062	(2,784)	(34.5)%
Net income	$55,700	$65,230	$(9,530)	(14.6)%
Unallocated expense (income):
General and administrative expenses	17,579	23,936	(6,357)	(26.6)%
Leasing costs	2,279	1,372	907	66.1%
Depreciation and amortization	88,031	93,676	(5,645)	(6.0)%
Interest income	(13,190)	(1,460)	(11,730)	803.4%
Interest expense	38,871	25,671	13,200	51.4%
Net Operating Income, as defined	$189,270	$208,425	$(19,155)	(9.2)%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024			2023
	Same Store	Development	Total	Same Store	Development	Total
	(in thousands)
Operating revenues:
Rental income	$262,586	$12,304	$274,890	$279,871	$10,233	$290,104
Other property income	3,133	558	3,691	2,426	272	2,698
Total	265,719	12,862	278,581	282,297	10,505	292,802
Property and related expenses:
Property expenses	55,379	1,941	57,320	52,558	1,222	53,780
Real estate taxes	25,703	3,536	29,239	26,326	1,902	28,228
Ground leases	1,945	807	2,752	1,854	515	2,369
Total	83,027	6,284	89,311	80,738	3,639	84,377
Net Operating Income, as defined	$182,692	$6,578	$189,270	$201,559	$6,866	$208,425

	Three Months Ended March 31, 2024 as compared to the Three Months Ended March 31, 2023
	Same Store		Development		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(17,285)	(6.2)%	$2,071	20.2%	$(15,214)	(5.2)%
Other property income	707	29.1%	286	105.1%	993	36.8%
Total	(16,578)	(5.9)%	2,357	22.4%	(14,221)	(4.9)%
Property and related expenses:
Property expenses	2,821	5.4%	719	58.8%	3,540	6.6%
Real estate taxes	(623)	(2.4)%	1,634	85.9%	1,011	3.6%
Ground leases	91	4.9%	292	56.7%	383	16.2%
Total	2,289	2.8%	2,645	72.7%	4,934	5.8%
Net Operating Income, as defined	$(18,867)	(9.4)%	$(288)	(4.2)%	$(19,155)	(9.2)%

Net Operating Income decreased $19.2 million, or 9.2%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 resulting from:

•A decrease in Net Operating Income of $18.9 million attributable to the Same Store Properties, which was driven by the following activity:

•A decrease in total operating revenues of $16.6 million primarily due to:

•$11.2 million net decrease in non-recurring revenue items primarily related to $3.5 million of revenue adjustments for tenant credit worthiness considerations and $8.5 million of 2023 tenant restoration fees, partially offset by $0.8 million of 2024 settlement fee income;

•$8.8 million net decrease comprised of a $12.7 million decrease from lease expirations, partially offset by $3.9 million increase from new leases and renewals at higher rates; partially offset by

•$3.4 million increase due to higher tenant reimbursements, parking and residential income;

•An increase in property and related expenses of $2.3 million primarily due to:

•$2.8 million increase in property expenses including insurance, janitorial, contract services and security due to cost increases; partially offset by

•$0.6 million decrease in property taxes due to favorable tax assessments.

•A decrease in Net Operating Income of $0.3 million attributable to the Development Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased $6.4 million, or 26.6%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a decrease in share-based compensation expense.

Leasing Costs

Leasing costs increased $0.9 million, or 66.1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in leasing overhead during the three months ended March 31, 2024.

Depreciation and Amortization

Depreciation and amortization decreased $5.6 million, or 6.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the following:

•A decrease of $7.4 million attributable to the Same Store Properties primarily due to an in-place lease intangible asset becoming fully amortized in the second quarter of 2023; partially offset by

•An increase of $1.8 million attributable to the Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$58,678	$43,402	$15,276	35.2%
Capitalized interest and deferred financing costs	(19,807)	(17,731)	(2,076)	11.7%
Interest expense	$38,871	$25,671	$13,200	51.4%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $15.3 million, or 35.2%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to an increase in the average outstanding debt balance and an increase in the weighted average interest rate for the three months ended March 31, 2024.

Capitalized interest and deferred financing costs increased $2.1 million, or 11.7%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to an increase in the weighted average interest and loan fee amortization rate during the three months ended March 31, 2024. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs, resulting in higher amounts being expensed.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $2.8 million or 34.5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lower rental income due to the expiration of a lease that had restoration fee income during the first quarter of 2023 at one property held in a consolidated property partnership. The amounts reported for the three months ended March 31, 2024 and 2023 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC and 303 Second Street Member, LLC and the noncontrolling interest’s share of net income for Redwood City Partners, LLC. See Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flows from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2024 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depositary shares, warrants, and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing, and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facilities, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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

Liquidity Highlights

As of March 31, 2024, we had approximately $855.0 million in cash and cash equivalents as well as $78.3 million in short-term certificates of deposit and $1.1 billion available under our unsecured revolving credit facility. In January 2024, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering at an interest rate of 6.250%. In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility to maintain the existing $1.1 billion borrowing capacity and extend the maturity date to July 31, 2028, repaid $200.0 million on its existing $520.0 million unsecured term loan facility and extended the maturity date on an aggregate principal amount of $200.0 million of the remaining $320.0 million by 12 months to October 3, 2025. Excluding our unsecured term loan facility due in October 2024, for which we have two twelve-month extension options, our next debt maturity of $403.7 million occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds, and there can be no assurances that we will successfully obtain such financings.

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

On February 27, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on March 29, 2024 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on March 29, 2024, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 10, 2024 were $64.0 million.

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

Capitalization

As of March 31, 2024, our total debt as a percentage of total market capitalization was 54.5%, which was calculated based on the closing price per share of the Company’s common stock of $36.43 on March 31, 2024 as shown in the following table:

	Shares/Units at March 31, 2024	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility due 2024 (3)		$120,000	1.3%
Unsecured Term Loan Facility due 2025 (3)		200,000	2.1%
Unsecured Senior Notes due 2024		403,712	4.3%
Unsecured Senior Notes due 2025		400,000	4.2%
Unsecured Senior Notes Series A & B due 2026		250,000	2.6%
Unsecured Senior Notes due 2028		400,000	4.2%
Unsecured Senior Notes due 2029		400,000	4.2%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.6%
Unsecured Senior Notes due 2030		500,000	5.3%
Unsecured Senior Notes due 2031		350,000	3.7%
Unsecured Senior Notes due 2032		425,000	4.5%
Unsecured Senior Notes due 2033		450,000	4.8%
Unsecured Senior Notes due 2036		400,000	4.2%
Secured debt		611,214	6.5%
Total debt		$5,159,926	54.5%
Equity and Noncontrolling Interests in the Operating Partnership: (4)
Common limited partnership units outstanding (5)	1,150,574	$41,915	0.4%
Shares of common stock outstanding	117,366,405	4,275,658	45.1%
Total Equity and Noncontrolling Interests in the Operating Partnership		$4,317,573	45.5%
Total Market Capitalization		$9,477,499	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at March 31, 2024: $30.2 million of unamortized deferred financing costs on the unsecured term loan facilities, unsecured senior notes and secured debt and $9.5 million of unamortized discounts for the unsecured senior notes.
(2)    As of March 31, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(3)    The maturity date may be extended by two 12-month periods, at the Operating Partnership’s option.
(4)    Value based on closing price per share of our common stock of $36.43 as of March 31, 2024.
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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facilities

In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement maintained the $1.1 billion borrowing capacity and extended the maturity date of the unsecured revolving credit facility to July 31, 2028.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2024 and December 31, 2023:

	Unsecured Revolving Credit Facility
	March 31, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	6.34%	6.38%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2028	July 31, 2025
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of March 31, 2024 and December 31, 2023. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of March 31, 2024 and December 31, 2023. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of March 31, 2024 and December 31, 2023, $15.2 million and $3.2 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
(4)The maturity date may be extended by two six-month periods, at the Operating Partnership’s election.

The Operating Partnership intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, including to finance development and redevelopment expenditures, to fund potential acquisitions, to repay long-term debt, and to supplement cash balances in response to market conditions.

In connection with amending and restating the unsecured revolving credit facility, the Operating Partnership repaid $200.0 million of its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on $200.0 million of the remaining $320.0 million principal balance by 12 months to October 3, 2025 (the “2024 Term Loan Facility”). The following table summarizes the balance and terms of our 2024 Term Loan Facility as of March 31, 2024:

2024 Term Loan Facility
March 31, 2024
(in thousands)
Outstanding borrowings	$200,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$200,000
Interest rate (2)	6.37%
Maturity date (3)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of March 31, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of March 31, 2024. Additionally, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of March 31, 2024 $3.0 million of unamortized deferred financing costs, inclusive of unamortized initial issuance costs transferred from the 2022 Term Loan Facility, remained to be amortized through the maturity date of the 2024 Term Loan Facility.
(3)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

The following table summarizes the balance and terms of our 2022 Term Loan Facility as of March 31, 2024 and December 31, 2023:

	2022 Term Loan Facility
	March 31, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$120,000	$520,000
Remaining borrowing capacity	—	—
Total borrowing capacity	$120,000	$520,000
Interest rate (1)	6.38%	6.41%
Undrawn facility fee-annual rate (2)	0.200%
Maturity date (3)	October 3, 2024
____________________
(1)Our 2022 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of March 31, 2024 and December 31, 2023.
(2)Our undrawn facility fee is paid on a quarterly basis and is calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2023, $2.3 million of unamortized deferred financing costs remained to be amortized through the maturity date of our 2022 Term Loan Facility.
(3)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

Capital Recycling Program

As discussed in the section “Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continuously evaluate opportunities for the potential disposition of non-core properties in our portfolio or the formation of strategic ventures with the intent of using the proceeds generated to acquire new operating and development properties, to finance development and redevelopment expenditures, to repay long-term debt, and for other general corporate purposes. As part of this strategy, we often attempt to enter into Section 1031 Exchanges, and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions) and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to identify and complete the acquisitions of suitable replacement properties to effect a Section 1031 Exchange or be able to use other tax deferred structure in connection with our strategy. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

Shelf Registration Statement

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares, and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing, and capital needs. Capital raising could be more challenging under current market conditions as uncertainty related to interest rates, inflation rates, economic outlook, geopolitical events, and other factors have contributed and may continue to contribute to significant volatility and negative pressures in financial markets. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facilities, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

At-The-Market Stock Offering Program

In March 2024, the Company terminated its at-the-market (“ATM”) stock offering program (the “2018 ATM Program”) and commenced a new at-the-market stock offering program (the “2024 ATM”), under which we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not complete any sales of common stock under either program during the three months ended March 31, 2024.

Unsecured and Secured Debt

In January 2024, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of an initial issuance discount of $4.5 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on January 15, 2036, require semi-annual interest payments each January and July based on a stated annual interest rate of 6.250%. The Operating Partnership may redeem the notes at any time, either in whole or in part, subject to the payment of an early redemption premium payable with respect to redemptions prior to October 15, 2035. On or after October 15, 2035, the Operating Partnership may redeem the notes at any time, either in whole or in part, at par.

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of March 31, 2024 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2024 (1)	$120,000
Unsecured Term Loan Facility due 2025 (1)	200,000
Unsecured Senior Notes due 2024	403,712
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032	425,000
Unsecured Senior Notes due 2033	450,000
Unsecured Senior Notes due 2036	400,000
Secured Debt	611,214
Total Unsecured and Secured Debt (2)	5,159,926
Less: Unamortized Net Discounts and Deferred Financing Costs (3)	(39,639)
Total Debt, Net	$5,120,287
________________________
(1)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s option.
(2)As of March 31, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(3)Includes $30.2 million of unamortized deferred financing costs on the unsecured term loan facilities, unsecured senior notes and secured debt and $9.5 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2024 and December 31, 2023 was as follows:

	Percentage of Total Debt (1) (2)		Weighted Average Interest Rate (1) (2)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Secured vs. unsecured:
Unsecured	88.2%	87.7%	4.1%	4.0%
Secured	11.8%	12.3%	5.1%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	6.2%	10.5%	6.4%	6.4%
Fixed-rate (3)	93.8%	89.5%	4.0%	3.8%
Stated rate (3)			4.2%	4.1%
GAAP effective rate (4)			4.2%	4.1%
GAAP effective rate including debt issuance costs			4.5%	4.3%
________________________
(1)    As of the end of the period presented.
(2)    As of March 31, 2024 and December 31, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)    Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2023 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the three months ended March 31, 2024 other than the debt activity discussed under “Liquidity Sources.”

Other Liquidity Uses

Development

We believe we may spend between $150 million to $250 million on development projects throughout the remainder of 2024. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts or on the timelines currently contemplated, or at all.

Debt Maturities

We believe our conservative leverage, staggered debt maturities and our unsecured revolving credit facility provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility to maintain the existing $1.1 billion borrowing capacity and extend the maturity date to July 31, 2028, repaid $200.0 million on its existing $520.0 million unsecured term loan facility and extended the maturity date on an aggregate principal amount of $200.0 million of the remaining $320.0 million by 12 months to October 3, 2025. Excluding our $120.0 million unsecured term loan facility maturing in October 2024, for which we have two twelve-month extension options, our next debt maturity of $403.7 million occurs in December 2024. We may, however, repurchase certain of our unsecured senior notes from time to time prior to maturity (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

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

Share Repurchases

In February 2024, the Company's Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) that authorizes the repurchase of shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. The Share Repurchase Program supersedes and replaces the Company’s existing share repurchase program. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. We did not repurchase any common stock under the Share Repurchase Program during the three months ended March 31, 2024.

Potential Future Acquisitions

As discussed in the section “—Factors That May Influence Future Results of Operations - Acquisitions,” we continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add and strategic operating properties, and land, dependent on market conditions and business cycles, among other factors.  We focus on growth opportunities primarily in markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment and professional services. We expect that any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures or through the assumption of existing debt, although there can be no assurance in this regard.

We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, the unsecured term loan facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events and other factors (refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023 for additional information). These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facilities, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facilities and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of March 31, 2024
Total debt to total asset value	less than 60%	32%
Fixed charge coverage ratio	greater than 1.5x	3.3x
Unsecured debt ratio	greater than 1.67x	3.18x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.67x

Unsecured Senior Notes due 2024, 2025, 2028, 2029, 2030, 2032, 2033 and 2036 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	40%
Interest coverage	greater than 1.5x	5.8x
Secured debt to total asset value	less than 40%	5%
Unencumbered asset pool value to unsecured debt	greater than 150%	274%

The Operating Partnership was in compliance with all of its debt covenants as of March 31, 2024. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents and restricted cash. Our historical cash flows activity for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is as follows:

	Year Ended March 31,
	2024	2023	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$167,869	$182,136	$(14,267)	(7.8)%
Net cash provided by (used in) investing activities	76,849	(121,348)	198,197	(163.3)%
Net cash provided by financing activities	100,126	68,191	31,935	46.8%
Net increase in cash and cash equivalents	$344,844	$128,979	$215,865	167.4%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities and other general and administrative costs. Our net cash provided by operating activities decreased by $14.3 million, or 7.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as result of a decrease in cash Net Operating Income generated from our Same Store portfolio during the three months ended March 31, 2024. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the three months ended March 31, 2024, we had net cash provided by investing activities of $76.8 million compared to net cash used in investing activities of $121.3 million during the three months ended March 31, 2023, primarily due to the maturity of certificates of deposit during the three months ended March 31, 2024.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. Our net cash provided by financing activities increased by $31.9 million, or 46.8%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as a result of higher proceeds from unsecured debt during the three months ended March 31, 2024.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

In our Annual Report on Form 10-K for the year ended December 31, 2023, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies and estimates during the period covered by this report.

Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)

We calculate Funds From Operations available to common stockholders and common unitholders (“FFO”) in accordance with the 2018 Restated White Paper on FFO approved by the Board of Governors of Nareit. The White Paper defines FFO as net income or loss (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. The reconciling items include amounts to adjust earnings from consolidated partially-owned entities and equity in earnings of unconsolidated affiliates to FFO. Our calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. We also add back net income attributable to noncontrolling common units of the Operating Partnership because we report FFO attributable to common stockholders and common unitholders.

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

The following table presents our FFO for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income available to common stockholders	$49,920	$56,608
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	502	560
Net income attributable to noncontrolling interests in consolidated property partnerships	5,278	8,062
Depreciation and amortization of real estate assets	86,460	91,671
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(8,437)	(10,942)
Funds From Operations (1) (2)	$133,723	$145,959
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $6.5 million and $5.2 million for the three months ended March 31, 2024 and 2023, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2024, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2024, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
March 31, 2024.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	56,260	$40.50	—	—
February 1, 2024 - February 29, 2024	34,389	35.20	—	—
March 1, 2024 - March 31, 2024	—	—	—	—
Total	90,649	$38.49	—	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

(a).None
(b).None
(c).During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Fourth Amended and Restated Credit Agreement dated as of March 6, 2024

10.2*	Fourth Amended and Restated Guaranty dated as of March 6, 2024

10.3*	Term Loan Agreement dated as of March 6, 2024

10.4*	Amendment No. 3 to Term Loan Agreement dated as of March 15, 2024

10.5*	Guaranty dated March 6, 2024

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2024.

KILROY REALTY CORPORATION

By:	/s/ Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eliott Trencher
Eliott Trencher Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2024.

KILROY REALTY, L.P.

BY:	KILROY REALTY CORPORATION
Its general partner

	By:	/s/ Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eliott Trencher
Eliott Trencher Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

	By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)