Form 10-Q
period 2024-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2024-08-01
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of July 26, 2024, 117,385,231 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2024, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and a former executive officer and director. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
There are a few differences between the Company and the Operating Partnership that are reflected in the disclosures in this Form 10-Q. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but generally guarantees all of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business, and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company generally contributes to the Operating Partnership in exchange for units of partnership interest, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of units of partnership interest.
Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and, to the extent not held by the Company, as noncontrolling interests in the Company’s financial statements. The differences between stockholders’ equity, partners’ capital, and noncontrolling interests result from the differences in the equity issued by the Company and the Operating Partnership.
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
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,743,170	$1,743,170
Buildings and improvements	8,501,976	8,463,674
Undeveloped land and construction in progress	2,207,180	2,034,804
Total real estate assets held for investment	12,452,326	12,241,648
Accumulated depreciation and amortization	(2,671,141)	(2,518,304)
Total real estate assets held for investment, net	9,781,185	9,723,344
CASH AND CASH EQUIVALENTS	835,893	510,163
MARKETABLE SECURITIES (Notes 2 and 10)	32,648	284,670
CURRENT RECEIVABLES, NET	10,229	13,609
DEFERRED RENT RECEIVABLES, NET	458,177	460,979
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	220,485	229,705
RIGHT OF USE GROUND LEASE ASSETS	129,760	125,506
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 3)	75,379	53,069
TOTAL ASSETS	$11,543,756	$11,401,045
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 4 and 10)	$600,741	$603,225
Unsecured debt, net (Notes 4 and 10)	4,519,796	4,325,153
Accounts payable, accrued expenses, and other liabilities	361,759	371,179
Ground lease liabilities (Note 9)	128,787	124,353
Accrued dividends and distributions	65,118	64,440
Deferred revenue and acquisition-related intangible liabilities, net	160,284	173,638
Rents received in advance and tenant security deposits	73,013	79,364
Total liabilities	5,909,498	5,741,352
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Stockholders’ Equity (Note 5):
Common stock, $.01 par value, 280,000,000 shares authorized, 117,385,231 and 117,239,558 shares issued and outstanding	1,174	1,173
Additional paid-in capital	5,216,699	5,205,839
Retained earnings	187,796	221,149
Total stockholders’ equity	5,405,669	5,428,161
Noncontrolling Interests (Notes 1 and 6):
Common units of the Operating Partnership	52,985	53,275
Noncontrolling interests in consolidated property partnerships	175,604	178,257
Total noncontrolling interests	228,589	231,532
Total equity	5,634,258	5,659,693
TOTAL LIABILITIES AND EQUITY	$11,543,756	$11,401,045

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Rental income (Note 8)	$275,919	$281,309	$550,809	$571,413
Other property income	4,812	2,973	8,503	5,671
Total revenues	280,731	284,282	559,312	577,084
EXPENSES
Property expenses	59,279	55,008	116,599	108,788
Real estate taxes	29,009	28,277	58,248	56,505
Ground leases (Note 9)	2,996	2,413	5,748	4,782
General and administrative expenses (Note 7)	18,951	22,659	36,530	46,595
Leasing costs	2,119	1,326	4,398	2,698
Depreciation and amortization	87,151	90,362	175,182	184,038
Total expenses	199,505	200,045	396,705	403,406
OTHER INCOME (EXPENSES)
Interest income	10,084	3,421	23,274	4,881
Interest expense (Note 4)	(36,763)	(26,383)	(75,634)	(52,054)
Total other expenses	(26,679)	(22,962)	(52,360)	(47,173)
NET INCOME	54,547	61,275	110,247	126,505
Net income attributable to noncontrolling common units of the Operating Partnership	(458)	(537)	(960)	(1,097)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,878)	(5,151)	(10,156)	(13,213)
Total income attributable to noncontrolling interests	(5,336)	(5,688)	(11,116)	(14,310)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$49,211	$55,587	$99,131	$112,195
Net income available to common stockholders per share – basic (Note 11)	$0.41	$0.47	$0.83	$0.95
Net income available to common stockholders per share – diluted (Note 11)	$0.41	$0.47	$0.83	$0.95
Weighted average shares of common stock outstanding – basic (Note 11)	117,375,262	117,154,946	117,356,464	117,107,402
Weighted average shares of common stock outstanding – diluted (Note 11)	117,663,190	117,359,517	117,810,298	117,382,783

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2023	117,239,558	$1,173	$5,205,839	$221,149	$5,428,161	$231,532	$5,659,693
Net income				49,920	49,920	5,780	55,700
Issuance of share-based compensation awards			4,017		4,017		4,017
Non-cash amortization of share-based compensation (Note 7)			4,727		4,727		4,727
Settlement of restricted stock units for shares of common stock	217,496	2	(2)		—		—
Repurchase of common stock and restricted stock units	(90,649)	(1)	(5,897)		(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,898)	(6,898)
Adjustment for noncontrolling interest			69		69	(69)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(67,989)	(67,989)	(621)	(68,610)
BALANCE AS OF MARCH 31, 2024	117,366,405	1,174	5,208,753	203,080	5,413,007	229,724	5,642,731
Net income				49,211	49,211	5,336	54,547
Issuance of share-based compensation awards			1,085		1,085		1,085
Non-cash amortization of share-based compensation (Note 7)			6,942		6,942		6,942
Settlement of restricted stock units for shares of common stock	19,395	—	—		—		—
Repurchase of common stock and restricted stock units	(569)	—	(20)		(20)		(20)
Distributions to noncontrolling interests in consolidated property partnerships					—	(5,911)	(5,911)
Adjustment for noncontrolling interest			(61)		(61)	61	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,495)	(64,495)	(621)	(65,116)
BALANCE AS OF JUNE 30, 2024	117,385,231	$1,174	$5,216,699	$187,796	$5,405,669	$228,589	$5,634,258

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2022	116,878,031	$1,169	$5,170,760	$265,118	$5,437,047	$237,914	$5,674,961
Net income				56,608	56,608	8,622	65,230
Issuance of share-based compensation awards			1,365		1,365		1,365
Non-cash amortization of share-based compensation			11,566		11,566		11,566
Settlement of restricted stock units for shares of common stock	445,973	4	(4)		—		—
Repurchase of common stock and restricted stock units	(203,042)	(2)	(8,361)		(8,363)		(8,363)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,068)	(7,068)
Adjustment for noncontrolling interest			76		76	(76)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(64,647)	(64,647)	(622)	(65,269)
BALANCE AS OF MARCH 31, 2023	117,120,962	1,171	5,175,402	257,079	5,433,652	238,770	5,672,422
Net income				55,587	55,587	5,688	61,275
Issuance of share-based compensation awards			726		726		726
Non-cash amortization of share-based compensation			9,496		9,496		9,496
Settlement of restricted stock units for shares of common stock	103,135	1	(1)		—		—
Repurchase of common stock and restricted stock units	(46,189)	—	(1,340)		(1,340)		(1,340)
Distributions to noncontrolling interests in consolidated property partnerships					—	(10,393)	(10,393)
Adjustment for noncontrolling interest			(56)		(56)	56	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(63,971)	(63,971)	(621)	(64,592)
BALANCE AS OF JUNE 30, 2023	117,177,908	$1,172	$5,184,227	$248,695	$5,434,094	$233,500	$5,667,594

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,247	$126,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	172,049	180,144
Depreciation of non-real estate furniture, fixtures, and equipment	3,133	3,894
Revenue reversals for doubtful accounts, net (Note 8)	3,889	3,290
Non-cash amortization of share-based compensation awards	8,691	17,764
Non-cash amortization of deferred financing costs and debt discounts	3,317	2,609
Non-cash amortization of net below market rents	(1,790)	(4,641)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(9,327)	(9,910)
Straight-line rents	(2,755)	(13,636)
Amortization of right of use ground lease assets	528	508
Net change in other operating assets	(13,097)	(8,244)
Net change in other operating liabilities	(18,323)	(14,733)
Net cash provided by operating activities	256,562	283,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of certificates of deposit (Note 2)	256,581	—
Expenditures for development and redevelopment properties and undeveloped land	(180,571)	(214,277)
Expenditures for operating properties and other capital assets	(35,195)	(45,113)
Net cash provided by (used in) investing activities	40,815	(259,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock and restricted stock units	(5,918)	(9,703)
Distributions to noncontrolling interests in consolidated property partnerships	(12,825)	(17,477)
Dividends and distributions paid to common stockholders and common unitholders	(127,930)	(127,602)
Financing costs	(17,517)	(2,012)
Principal payments and repayments of secured debt	(2,973)	(2,860)
Proceeds from the issuance of unsecured debt (Note 4)	395,516	—
Repayments of unsecured debt (Note 4)	(200,000)	—
Borrowings on unsecured debt	—	150,000
Net cash provided by (used in) financing activities	28,353	(9,654)
Net increase in cash and cash equivalents and restricted cash	325,730	14,506
Cash and cash equivalents and restricted cash, beginning of period	510,163	347,379
Cash and cash equivalents and restricted cash, end of period	$835,893	$361,885

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	June 30, 2024	December 31, 2023
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,743,170	$1,743,170
Buildings and improvements	8,501,976	8,463,674
Undeveloped land and construction in progress	2,207,180	2,034,804
Total real estate assets held for investment	12,452,326	12,241,648
Accumulated depreciation and amortization	(2,671,141)	(2,518,304)
Total real estate assets held for investment, net	9,781,185	9,723,344
CASH AND CASH EQUIVALENTS	835,893	510,163
MARKETABLE SECURITIES (Notes 2 and 10)	32,648	284,670
CURRENT RECEIVABLES, NET	10,229	13,609
DEFERRED RENT RECEIVABLES, NET	458,177	460,979
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	220,485	229,705
RIGHT OF USE GROUND LEASE ASSETS	129,760	125,506
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 3)	75,379	53,069
TOTAL ASSETS	$11,543,756	$11,401,045
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 4 and 10)	$600,741	$603,225
Unsecured debt, net (Notes 4 and 10)	4,519,796	4,325,153
Accounts payable, accrued expenses, and other liabilities	361,759	371,179
Ground lease liabilities (Note 9)	128,787	124,353
Accrued distributions	65,118	64,440
Deferred revenue and acquisition-related intangible liabilities, net	160,284	173,638
Rents received in advance and tenant security deposits	73,013	79,364
Total liabilities	5,909,498	5,741,352
COMMITMENTS AND CONTINGENCIES (Note 9)
CAPITAL:
Partner's Capital - Common units, 117,385,231 and 117,239,558 held by the general partner and 1,150,574 held by common limited partners issued and outstanding	5,458,654	5,481,436
Noncontrolling interests in consolidated property partnerships (Note 1)	175,604	178,257
Total capital	5,634,258	5,659,693
TOTAL LIABILITIES AND CAPITAL	$11,543,756	$11,401,045

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Rental income (Note 8)	$275,919	$281,309	$550,809	$571,413
Other property income	4,812	2,973	8,503	5,671
Total revenues	280,731	284,282	559,312	577,084
EXPENSES
Property expenses	59,279	55,008	116,599	108,788
Real estate taxes	29,009	28,277	58,248	56,505
Ground leases (Note 9)	2,996	2,413	5,748	4,782
General and administrative expenses (Note 7)	18,951	22,659	36,530	46,595
Leasing costs	2,119	1,326	4,398	2,698
Depreciation and amortization	87,151	90,362	175,182	184,038
Total expenses	199,505	200,045	396,705	403,406
OTHER INCOME (EXPENSES)
Interest income	10,084	3,421	23,274	4,881
Interest expense (Note 4)	(36,763)	(26,383)	(75,634)	(52,054)
Total other expenses	(26,679)	(22,962)	(52,360)	(47,173)
NET INCOME	54,547	61,275	110,247	126,505
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(4,878)	(5,151)	(10,156)	(13,213)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$49,669	$56,124	$100,091	$113,292
Net income available to common unitholders per unit – basic (Note 12)	$0.41	$0.47	$0.83	$0.95
Net income available to common unitholders per unit – diluted (Note 12)	$0.41	$0.47	$0.83	$0.95
Weighted average common units outstanding – basic (Note 12)	118,525,836	118,305,520	118,507,038	118,257,976
Weighted average common units outstanding – diluted (Note 12)	118,813,764	118,510,091	118,960,872	118,533,357

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2023	118,390,132	$5,481,436	$178,257	$5,659,693
Net income		50,422	5,278	55,700
Issuance of share-based compensation awards		4,017		4,017
Non-cash amortization of share-based compensation (Note 7)		4,727		4,727
Settlement of restricted stock units	217,496	—		—
Repurchase of common units and restricted stock units	(90,649)	(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships			(6,898)	(6,898)
Distributions declared per common unit ($0.54 per unit)		(68,610)		(68,610)
BALANCE AS OF MARCH 31, 2024	118,516,979	5,466,094	176,637	5,642,731
Net income		49,669	4,878	54,547
Issuance of share-based compensation awards		1,085		1,085
Non-cash amortization of share-based compensation (Note 7)		6,942		6,942
Settlement of restricted stock units	19,395	—		—
Repurchase of common units and restricted stock units	(569)	(20)		(20)
Distributions to noncontrolling interests in consolidated property partnerships			(5,911)	(5,911)
Distributions declared per common unit ($0.54 per unit)		(65,116)		(65,116)
BALANCE AS OF JUNE 30, 2024	118,535,805	$5,458,654	$175,604	$5,634,258

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2022	118,028,605	$5,490,571	$184,390	$5,674,961
Net income		57,168	8,062	65,230
Issuance of share-based compensation awards		1,365		1,365
Non-cash amortization of share-based compensation		11,566		11,566
Settlement of restricted stock units	445,973	—		—
Repurchase of common units and restricted stock units	(203,042)	(8,363)		(8,363)
Distributions to noncontrolling interests in consolidated property partnerships			(7,068)	(7,068)
Distributions declared per common unit ($0.54 per unit)		(65,269)		(65,269)
BALANCE AS OF MARCH 31, 2023	118,271,536	5,487,038	185,384	5,672,422
Net income		56,124	5,151	61,275
Issuance of share-based compensation awards		726		726
Non-cash amortization of share-based compensation		9,496		9,496
Settlement of restricted stock units	103,135	—		—
Repurchase of common units and restricted stock units	(46,189)	(1,340)		(1,340)
Distributions to noncontrolling interests in consolidated property partnerships			(10,393)	(10,393)
Distributions declared per common unit ($0.54 per unit)		(64,592)		(64,592)
BALANCE AS OF JUNE 30, 2023	118,328,482	$5,487,452	$180,142	$5,667,594

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,247	$126,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	172,049	180,144
Depreciation of non-real estate furniture, fixtures, and equipment	3,133	3,894
Revenue reversals for doubtful accounts, net (Note 8)	3,889	3,290
Non-cash amortization of share-based compensation awards	8,691	17,764
Non-cash amortization of deferred financing costs and debt discounts	3,317	2,609
Non-cash amortization of net below market rents	(1,790)	(4,641)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(9,327)	(9,910)
Straight-line rents	(2,755)	(13,636)
Amortization of right of use ground lease assets	528	508
Net change in other operating assets	(13,097)	(8,244)
Net change in other operating liabilities	(18,323)	(14,733)
Net cash provided by operating activities	256,562	283,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of certificates of deposit (Note 2)	256,581	—
Expenditures for development and redevelopment properties and undeveloped land	(180,571)	(214,277)
Expenditures for operating properties and other capital assets	(35,195)	(45,113)
Net cash provided by (used in) investing activities	40,815	(259,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common units and restricted stock units	(5,918)	(9,703)
Distributions to noncontrolling interests in consolidated property partnerships	(12,825)	(17,477)
Distributions paid to common unitholders	(127,930)	(127,602)
Financing costs	(17,517)	(2,012)
Principal payments and repayments of secured debt	(2,973)	(2,860)
Proceeds from the issuance of unsecured debt (Note 4)	395,516	—
Repayments of unsecured debt (Note 4)	(200,000)	—
Borrowings on unsecured debt	—	150,000
Net cash provided by (used in) financing activities	28,353	(9,654)
Net increase in cash and cash equivalents and restricted cash	325,730	14,506
Cash and cash equivalents and restricted cash, beginning of period	510,163	347,379
Cash and cash equivalents and restricted cash, end of period	$835,893	$361,885

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership, and Basis of Presentation

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

Our stabilized portfolio of operating properties was comprised of the following properties at June 30, 2024:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office Properties (2)	121	17,040,239	409	83.7%
________________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2024 Average Occupancy
Stabilized Residential Properties	3	1,001	92.9%

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

As of June 30, 2024, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - under construction	1	875,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We did not have any properties held for sale at June 30, 2024. Our stabilized portfolio also excludes our future development pipeline, which, as of June 30, 2024, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of June 30, 2024, all of our properties, development projects, and redevelopment projects and all of our business was conducted in the state of California, with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project in Austin, Texas. All of our properties, development projects, and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of June 30, 2024, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of June 30, 2024, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of June 30, 2024, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of June 30, 2024 was owned by non-affiliated investors and a former executive officer and director. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary, as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At June 30, 2024, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At June 30, 2024, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impacted each of the VIEs’ economic performance. As of June 30, 2024, the two VIEs’ total assets, liabilities, and noncontrolling interests included on our consolidated balance sheet were approximately $411.3 million (of which $343.1 million related to real estate held for investment), approximately $23.8 million, and approximately $171.1 million,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. Revenues, income, and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Tax Disclosures.” The ASU is effective for annual periods beginning after December 15, 2024. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

2.    Marketable Securities

Marketable securities consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Deferred compensation plan assets	$32,648	$28,089
Certificates of deposit (1)	—	256,581
Total marketable securities	$32,648	$284,670
________________________
(1)The certificates of deposit have an original issuance term greater than three months but less than 12 months.

3.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$36,611	$37,073
Prepaid expenses and deferred financing costs, net	32,580	10,532
Other assets	6,188	5,464
Total prepaid expenses and other assets, net	$75,379	$53,069

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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2024 and December 31, 2023:

	Unsecured Revolving Credit Facility
	June 30, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	6.33%	6.38%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2028	July 31, 2025
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of June 30, 2024 and December 31, 2023. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of June 30, 2024 and December 31, 2023. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of June 30, 2024 and December 31, 2023, $14.5 million and $3.2 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with amending and restating the unsecured revolving credit facility, the Operating Partnership repaid $200.0 million of its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on $200.0 million of the remaining $320.0 million principal balance by 12 months to October 3, 2025 (the “2024 Term Loan Facility”). The following table summarizes the balance and terms of our 2024 Term Loan Facility as of June 30, 2024:

2024 Term Loan Facility
June 30, 2024
(in thousands)
Outstanding borrowings	$200,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$200,000
Interest rate (2)	6.38%
Maturity date (3)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of June 30, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of June 30, 2024. Additionally, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of June 30, 2024, $2.3 million of unamortized deferred financing costs, inclusive of unamortized initial issuance costs transferred from the 2022 Term Loan Facility, remained to be amortized through the maturity date of the 2024 Term Loan Facility.
(3)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

The following table summarizes the balance and terms of our 2022 Term Loan Facility as of June 30, 2024 and December 31, 2023:

	2022 Term Loan Facility
	June 30, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$120,000	$520,000
Remaining borrowing capacity	—	—
Total borrowing capacity	$120,000	$520,000
Interest rate (1)	6.39%	6.41%
Undrawn facility fee-annual rate (2)	0.200%
Maturity date (3)	October 3, 2024
____________________
(1)Our 2022 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of June 30, 2024 and December 31, 2023.
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

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facilities, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our debt covenants as of June 30, 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of June 30, 2024:

Year	(in thousands)
Remaining 2024 (1)	$526,744
2025 (2)	606,246
2026	401,317
2027	249,125
2028	400,000
2029	475,000
Thereafter	2,500,000
Total aggregate principal value (3)	$5,158,432
________________________
(1)Includes the $120.0 million outstanding as of June 30, 2024 on the 2022 Term Loan Facility, for which the Company has two 12-month extension options.
(2)Includes the $200.0 million outstanding as of June 30, 2024 on the 2024 Term Loan Facility, for which the Company has two 12-month extension options.
(3)Includes gross principal balance of outstanding debt before the effect of the following at June 30, 2024: $28.8 million of unamortized deferred financing costs for the unsecured term loan facilities, unsecured senior notes, and secured debt and $9.1 million of unamortized discounts for the unsecured senior notes.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the three and six months ended June 30, 2024 and 2023. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Gross interest expense	$57,278	$45,853	$115,956	$89,255
Capitalized interest and deferred financing costs	(20,515)	(19,470)	(40,322)	(37,201)
Interest expense	$36,763	$26,383	$75,634	$52,054

5.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

In March 2024, the Company terminated its at-the-market (“ATM”) stock offering program (the “2018 ATM Program”) and commenced a new at-the-market stock offering program (the “2024 ATM”), under which we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not complete any sales of common stock under either program during the six months ended June 30, 2024.

Share Repurchase Program

In February 2024, the Company’s Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) that authorizes the repurchase of shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. The Share Repurchase Program supersedes and replaces the Company’s previous share repurchase program. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. The Company did not repurchase any common stock under the Share Repurchase Program during the six months ended June 30, 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of June 30, 2024 and December 31, 2023. The remaining approximate 1.0% common limited partnership interest as of June 30, 2024 and December 31, 2023 was owned by non-affiliated investors and a former executive officer and director in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors and a former executive officer and director as of June 30, 2024 and December 31, 2023.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $36.4 million and $47.0 million as of June 30, 2024 and December 31, 2023, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of June 30, 2024, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Plan. As of June 30, 2024, approximately 2.0 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

Executive Transitions

On January 21, 2024, John Kilroy retired as the Company's Chief Executive Officer (“CEO”) while remaining Chair and a member of the Board of Directors through May 22, 2024. On January 22, 2024, Angela Aman joined the Company as CEO and a member of the Board of Directors and was granted 101,627 Time-Based RSUs with a one-year vesting period.

2024 Share-Based Compensation Grants

In February 2024, the Executive Compensation Committee of the Company’s Board of Directors awarded 501,594 restricted stock units to certain officers of the Company under the 2006 Plan, which included 265,205 RSUs (at the target level of performance) that are subject to time, market, and/or performance-based vesting requirements (the “2024 Performance-Based RSUs”) and 236,389 RSUs that are subject to time-based vesting requirements (the “2024 Time-Based RSUs”). Each RSU granted is entitled to earn dividend equivalents in the form of RSUs that vest upon vesting of the underlying RSU award.

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

Compensation expense for the 2024 Performance-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period. During the six months ended June 30, 2024, we recognized $1.4 million of compensation expense for the 2024 Performance-Based RSUs assuming the 2024 FFO Performance Condition is met at 133% of target level of achievement (150% for our CEO) and the 2024 Net Debt to EBITDA Ratio Performance Condition is met at 100% of the target level of achievement. In the event we achieve a lower level of performance or fail to meet the FFO Performance Condition, we would reverse a portion or all of the $1.4 million of compensation expense.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Each 2024 Performance-Based RSU represents the right to receive one share of our common stock in the future subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair value of the portion of the award subject to the Net Debt to EBITDA Ratio Performance Condition was calculated using the closing price of the Company’s common stock on the valuation date noted below. The fair value of the portion of the award subject to the Market Condition was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below, which resulted in the following grant date fair value per share.

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

The fair value of the 2024 Performance-Based RSU grant as of the valuation date noted above, based on a target level of achievement, was $9.5 million. For the three and six months ended June 30, 2024, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

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

Compensation cost for the 2023 performance-based RSUs for the three and six months ended June 30, 2024 assumes the 2023 Net Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement. Compensation cost for the 2022 performance-based RSUs for the three and six months ended June 30, 2024 assumes the 2022 Net Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $6.9 million and $9.5 million for the three months ended June 30, 2024 and 2023, respectively, and $11.7 million and $21.0 million for the six months ended June 30, 2024 and 2023, respectively. Share-based compensation costs for the three and six months ended June 30, 2023 include $5.4 million and $13.2 million, respectively, of accelerated share-based compensation costs for our former CEO and former President. Of the total share-based compensation costs, $1.6 million and $3.0 million was capitalized as part of real estate assets for the three and six months ended June 30, 2024, respectively, and $1.8 million and $3.3 million was capitalized as part of real estate assets for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there was approximately $35.2 million of total unrecognized compensation cost related to nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of June 30, 2024, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.8 years. The remaining compensation cost related to these nonvested RSU awards had been recognized in periods prior to June 30, 2024.

8.    Rental Income and Future Minimum Rent

Our rental income is primarily comprised of payments defined under leases and generally are subject to scheduled fixed increases. Additionally, rental income includes variable payments for tenant reimbursements of property-related expenses and payments based on a percentage of tenant sales.

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability reversals for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Fixed lease payments	$226,469	$235,329	$456,784	$481,164
Variable lease payments	49,456	46,832	97,914	93,539
Net collectability reversals (1)	(6)	(852)	(3,889)	(3,290)
Total rental income	$275,919	$281,309	$550,809	$571,413
_____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2049 and may be subject to scheduled fixed increases and future renewal options. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of June 30, 2024 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2024	$407,818
2025	815,061
2026	772,244
2027	713,271
2028	671,329
2029	584,137
Thereafter	1,530,297
Total (1)	$5,494,157
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Commitments and Contingencies

General

As of June 30, 2024, we had commitments of approximately $253.9 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, development, and redevelopment properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations as of June 30, 2024 and the respective contractual expiration dates:

Property	Contractual Expiration Date (1)
701, 801, and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA	July 2084
3243 S. La Cienega Boulevard, Los Angeles, CA	October 2106
200 W. 6th Street, Austin, TX	December 2112
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

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 4.67%. As of June 30, 2024, the weighted average remaining lease term of our ground leases is 63 years. For the three months ended June 30, 2024 and 2023, variable lease costs totaling $1.2 million and $1.0 million, respectively, were recorded to ground leases expense on our consolidated statements of operations. For the six months ended June 30, 2024 and 2023, variable lease costs totaling $2.3 million and $2.0 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases, as of June 30, 2024, for future periods is as follows:

Year Ending	(in thousands)
Remaining 2024	$3,368
2025	6,772
2026	6,809
2027	6,850
2028	6,869
2029	6,869
Thereafter	367,744
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	$405,281
Present value discount	(276,494)
Ground lease liabilities	$128,787
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum ground lease obligations before the impact of ground lease extension options.
(2)    One of our ground lease obligations is subject to a fair market value adjustment every five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at June 30, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(3)    One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the contractual minimum annual rent prior to the consideration of any variable rental payments in effect at June 30, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(4)    One of our ground lease obligations includes a component that is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at June 30, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(5)    One of our ground lease obligations is subject to fixed 5% ground rent increases every five years, with the next increase occurring on November 1, 2027.
(6)    One of our ground lease obligations is subject to fixed 2% ground rent increases every year, with ground rent resets occurring every ten years based on CPI. The contractual obligations for that lease included above assume increases for the remaining current ten-year period based on the contractual minimum annual rent prior to the consideration of any variable rental payments in effect at June 30, 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Environmental Matters

As of June 30, 2024, we had accrued environmental remediation liabilities of approximately $71.3 million in connection with certain of our in-process and future development projects.

10.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our Deferred Compensation Plan assets as of June 30, 2024 and December 31, 2023:

	Fair Value (Level 1) (1)
	June 30, 2024	December 31, 2023
Description	(in thousands)
Deferred Compensation Plan assets (2)	$32,648	$28,089
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Assets
Certificates of deposit (2)	$—	$—	$256,581	$256,581
Liabilities
Secured debt, net	$600,741	$569,653	$603,225	$585,826
Unsecured debt, net	$4,519,796	$4,086,972	$4,325,153	$3,927,104
________________________
(1)Fair value calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
(2)The carrying value of the certificates of deposit approximate their fair values due to their short-term maturities. See Note 2 “Marketable Securities” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$49,211	$55,587	$99,131	$112,195
Allocation to participating securities (1)	(820)	(326)	(1,619)	(690)
Numerator for basic and diluted net income available to common stockholders	$48,391	$55,261	$97,512	$111,505
Denominator:
Basic weighted average vested shares outstanding	117,375,262	117,154,946	117,356,464	117,107,402
Effect of dilutive securities	287,928	204,571	453,834	275,381
Diluted weighted average vested shares and common stock equivalents outstanding	117,663,190	117,359,517	117,810,298	117,382,783
Basic earnings per share:
Net income available to common stockholders per share	$0.41	$0.47	$0.83	$0.95
Diluted earnings per share:
Net income available to common stockholders per share	$0.41	$0.47	$0.83	$0.95
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options and RSUs are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2024 and 2023. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2024 and 2023, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the six months ended June 30, 2024 and three and six months ended June 30, 2023, as they were anti-dilutive. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$49,669	$56,124	$100,091	$113,292
Allocation to participating securities (1)	(820)	(326)	(1,619)	(690)
Numerator for basic and diluted net income available to common unitholders	$48,849	$55,798	$98,472	$112,602
Denominator:
Basic weighted average vested units outstanding	118,525,836	118,305,520	118,507,038	118,257,976
Effect of dilutive securities	287,928	204,571	453,834	275,381
Diluted weighted average vested units and common unit equivalents outstanding	118,813,764	118,510,091	118,960,872	118,533,357
Basic earnings per unit:
Net income available to common unitholders per unit	$0.41	$0.47	$0.83	$0.95
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.41	$0.47	$0.83	$0.95
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options and RSU are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2024 and 2023. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2024 and 2023, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the six months ended June 30, 2024 and three and six months ended June 30, 2023, as they were anti-dilutive. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Supplemental Cash Flows Information of the Company

Supplemental cash flows information as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $38,115 and $34,716 as of June 30, 2024 and 2023, respectively	$59,946	$48,287
Cash paid for amounts included in the measurement of ground lease liabilities	$3,525	$3,414
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$74,624	$90,277
Tenant improvements funded directly by tenants	$857	$8,033
Remeasurement of ground lease liability and related right of use ground lease asset	$4,782	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$65,118	$64,438

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$510,163	$347,379
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$510,163	$347,379

Cash and cash equivalents at end of period	$835,893	$361,885
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$835,893	$361,885

14.    Supplemental Cash Flows Information of the Operating Partnership

Supplemental cash flows information as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $38,115 and $34,716 as of June 30, 2024 and 2023, respectively	$59,946	$48,287
Cash paid for amounts included in the measurement of ground lease liabilities	$3,525	$3,414
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$74,624	$90,277
Tenant improvements funded directly by tenants	$857	$8,033
Remeasurement of ground lease liability and related right of use ground lease asset	$4,782	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$65,118	$64,438

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$510,163	$347,379
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$510,163	$347,379

Cash and cash equivalents at end of period	$835,893	$361,885
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$835,893	$361,885

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates”, or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs, and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends, and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results, and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results, or events. Numerous factors could cause actual future performance, results, and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions, including periods of heightened inflation, and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the States of California, Texas, and Washington; risks associated with our investment in real estate assets, which are illiquid, and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants’ businesses, including bankruptcy, lack of liquidity or lack of funding, and the impact labor disruptions or strikes, such as episodic strikes in the entertainment industry, may have on our tenants’ businesses; our ability to re-lease property at or above current market rates; reduced demand for office space, including as a result of remote working and flexible working arrangements that allow work from remote locations other than an employer’s office premises; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service, and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; changes in interest rates and the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment, and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices, or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed, and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement, and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations, or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; risks associated with climate change and our sustainability strategies, and our ability to achieve our sustainability goals; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the

Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2023, and their respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the dates on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, develop, acquire, and manage real estate assets, consisting primarily of premier properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin, which are markets that we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets through the Operating Partnership and conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of June 30, 2024 and December 31, 2023. As of June 30, 2024, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases.

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

As of June 30, 2024, we had one development project under construction:

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

As of June 30, 2024, we had two redevelopment projects under construction:

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

Future Development Pipeline

As of June 30, 2024, our future development pipeline included eight future projects located in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin with an aggregate cost basis of approximately $1.4 billion, at which we believe we could develop more than 6.0 million rentable square feet, subject to market conditions and the entitlement of these projects.

The following table sets forth information about our future development pipeline:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs as of 6/30/2024 ($ in millions) (2)

Los Angeles
1633 26th Street	West Los Angeles	190,000	$15.0
San Diego
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000	116.1
2045 Pacific Highway	Little Italy	275,000	59.7
Kilroy East Village	East Village	1,100 units	68.0
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	239.2
Flower Mart	SOMA	2,300,000	638.1
Seattle
SIX0	Denny Regrade	925,000 and 650 units	193.3
Austin
Stadium Tower	Stadium District / Domain	493,000	73.3
TOTAL:			$1,402.7
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
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of June 30, 2024.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. A slowdown in development activities could result in fewer projects qualifying for interest capitalization under GAAP, resulting in higher interest expense. During the three and six months ended June 30, 2024, we capitalized interest on in-process development projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $1.8 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three and six months ended June 30, 2024, we capitalized $20.5 million and $40.3 million, respectively, of interest to our qualifying development and redevelopment projects. In addition, for the three and six months ended June 30, 2024, we capitalized $3.1 million and $5.9 million, respectively, of internal costs to our qualifying development and redevelopment projects and $2.2 million and $4.6 million, respectively, of internal costs to our qualifying capital improvement projects in the stabilized portfolio.

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

As of June 30, 2024, there was approximately $35.2 million of total unrecognized compensation costs related to outstanding nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of June 30, 2024, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.8 years. The $35.2 million of unrecognized compensation cost does not reflect the future compensation costs for any share-based awards that may be granted subsequent to June 30, 2024. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, market conditions, and other factors. For additional information regarding our equity incentive awards, see Note 7 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three and six months ended June 30, 2024.

For Leases Commenced (1)

Quarter to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (3)
	New	Renewal	New	Renewal
2nd Gen Leasing (4)	15	11	88,973	53,258	42	$22.68	$6.48	9.0%	2.7%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (5)	3	—	17,397	—	71	$67.93	$11.48
Total	18	11	106,370	53,258

Year to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (3)
	New	Renewal	New	Renewal
2nd Gen Leasing (4)	25	23	198,463	183,034	49	$32.58	$7.98	6.0%	(3.6)%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (5)	5	—	70,866	—	154	$166.78	$13.00
Total	30	23	269,329	183,034

For Leases Executed (1)(6)

Quarter to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (3)	Retention Rates (7)
	New	Renewal	New	Renewal
2nd Gen Leasing (4)	21	11	139,586	53,258	67	$42.72	$7.65	7.2%	(4.6)%	21.6%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (5)	2	—	26,371	—	99	$132.16	$16.02
Total	23	11	165,957	53,258

Year to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (3)	Retention Rates (7)
	New	Renewal	New	Renewal
2nd Gen Leasing (4)	37	23	279,987	183,034	60	$42.83	$8.57	8.1%	(3.6)%	27.5%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (5)	6	—	40,088	—	89	$104.13	$14.04
Total	43	23	320,075	183,034

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
(6)During the three months ended June 30, 2024, 16 new leases totaling 138,219 rentable square feet were signed but not commenced. During the six months ended June 30, 2024, 25 new leases totaling 211,440 rentable square feet were signed but not commenced.
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

During the six months ended June 30, 2024, we continued to see modest additional increases in physical occupancy at our properties. However, we believe that economic uncertainty and hybrid/remote working arrangements have impacted the timing and volume of leasing and will likely continue to do so in the near future and possibly longer-term. Additionally, decreased demand (including as a result of remote work), increased competition (including sublease space available in the market), and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have negative effects on our future financial condition, results of operations, and cash flows.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio, excluding our residential properties, for the remainder of 2024 and the next five years and by region for the remainder of 2024 and in 2025.

Lease Expirations (1)(2)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)
				(in thousands)
Remainder of 2024 (4)	29	539,717	3.8%	$27,903	3.5%	$51.70
2025 (4)	73	763,437	5.5%	33,372	4.2%	43.71
2026 (4)	65	1,995,964	14.2%	94,971	11.9%	47.58
2027	72	1,070,379	7.6%	43,800	5.5%	40.92
2028	54	1,131,306	8.0%	70,037	8.8%	61.91
2029	42	1,131,987	8.1%	62,175	7.7%	54.93
Total	335	6,632,790	47.2%	$332,258	41.6%	$50.09

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Rent per Sq. Ft. (3)
					(in thousands)
2024 (4)	Los Angeles	15	138,919	1.0%	$6,146	0.8%	$44.24
	San Diego	5	35,967	0.3%	1,260	0.2%	35.03
	San Francisco Bay Area	5	227,845	1.5%	15,328	1.9%	67.27
	Seattle	4	136,986	1.0%	5,169	0.6%	37.73
	Austin	—	—	—%	—	—%	—
	Total	29	539,717	3.8%	$27,903	3.5%	$51.70

2025 (4)	Los Angeles	36	218,478	1.6%	$9,117	1.1%	$41.73
	San Diego	18	233,461	1.6%	9,429	1.2%	40.39
	San Francisco Bay Area	8	120,729	0.9%	8,604	1.1%	71.27
	Seattle	11	190,769	1.4%	6,222	0.8%	32.62
	Austin	—	—	—%	—	—%	—
	Total	73	763,437	5.5%	$33,372	4.2%	$43.71
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of June 30, 2024, space leased under month-to-month leases, storage leases, vacant space, and future lease renewal options not executed as of June 30, 2024.
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
(4)Adjusting for leasing transactions executed as of June 30, 2024 but not yet commenced, the 2024, 2025, and 2026 expirations would be reduced by 63,439, 66,321, and 156,785 square feet, respectively.

In addition to the 2.8 million rentable square feet, or 16.3%, of currently available space in our stabilized portfolio, leases representing approximately 9.3% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2024 and in 2025. The leases scheduled to expire during the remainder of 2024 and in 2025 represent approximately 1.3 million rentable square feet, or 7.7% of our total annualized base rental revenue. Adjusting for leases executed as of June 30, 2024 but not yet commenced, the remaining 2024, 2025, and 2026 expirations would be 476,278, 697,116, and 1,839,179 square feet, respectively.
Sublease Space. Of our occupied space as of June 30, 2024, approximately 2.0 million rentable square feet, or 11.6% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area. Of the 11.6% of available sublease space in our stabilized portfolio as of June 30, 2024, approximately 8.1% was vacant space, and the remaining 3.5% was occupied by subtenants. Of the approximately 2.0 million rentable square feet available for sublease as of June 30, 2024, approximately 182,737 rentable square feet representing four leases are scheduled to expire in 2024 and approximately 18,663 rentable square feet representing one lease is scheduled to expire in 2025.

Stabilized Portfolio Information

As of June 30, 2024, our stabilized portfolio was comprised of 121 office, life science, and mixed-use properties encompassing an aggregate of approximately 17.0 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction, and in the tenant improvement phase, redevelopment projects under construction, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as development or redevelopment properties where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service.

We did not have any properties held for sale at June 30, 2024. Our stabilized portfolio also excludes our future development pipeline, which as of June 30, 2024 was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land, on which we believe we have the potential to develop more than 6.0 million rentable square feet, depending upon economic conditions.

As of June 30, 2024, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - under construction	1	875,000
In-process redevelopment projects - under construction	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from June 30, 2023 to June 30, 2024:

	Number of Buildings	Rentable Square Feet
Total as of June 30, 2023	119	16,214,594
Completed development properties placed in-service	2	829,591
Remeasurement	—	(3,946)
Total as of June 30, 2024 (1)	121	17,040,239
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			6/30/2024	3/31/2024	12/31/2023
Los Angeles	53	4,338,046	73.9%	76.5%	79.0%
San Diego	24	2,776,276	88.5%	87.9%	88.6%
San Francisco Bay Area	33	6,170,595	90.1%	89.9%	91.0%
Seattle	10	2,996,347	83.1%	83.6%	83.4%
Austin	1	758,975	72.3%	71.5%	64.9%
Total Stabilized Portfolio	121	17,040,239	83.7%	84.2%	85.0%

	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stabilized Portfolio (1)	83.8%	87.4%	84.1%	88.6%
Same Store Portfolio (2)	84.2%	87.4%	84.7%	88.6%
Residential Portfolio (3)	92.8%	92.7%	92.9%	93.0%
________________________
(1)Occupancy percentages reported are based on our stabilized portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy.
(2)Occupancy percentages reported are based on properties owned and stabilized as of January 1, 2023 and still owned and stabilized as of June 30, 2024 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Significant Tenants

The following table sets forth information about our 20 largest tenants based upon annualized base rental revenues, as defined below, as of June 30, 2024.

Tenant Name (1)	Region	Annualized Base Rental Revenue (2) (3)	Rentable Square Feet (3)	Percentage of Total Annualized Base Rental Revenue (2)(3)	Percentage of Total Rentable Square Feet (3)	Year(s) of Significant Lease Expiration (4)	Weighted Average Remaining Lease Term (Years)
		(in thousands)
Global technology company	Seattle / San Diego	$44,851	849,826	5.6%	5.0%	2032 - 2033 / 2037	9.1
Cruise LLC	San Francisco Bay Area	35,449	374,618	4.4%	2.2%	2031	7.4
Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.1%	2.5%	2034	10.0
LinkedIn Corporation / Microsoft Corporation (5)	San Francisco Bay Area	29,752	663,460	3.7%	3.9%	2024 / 2026	2.0
Salesforce, Inc. (6)	San Francisco Bay Area / Seattle	29,460	599,836	3.7%	3.5%	2024 / 2029 - 2030 / 2032	4.7
Adobe Systems, Inc.	San Francisco Bay Area / Seattle	27,897	522,879	3.5%	3.1%	2027 / 2031	6.9
Okta, Inc.	San Francisco Bay Area	24,206	293,001	3.0%	1.7%	2028	4.3
DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.0%	1.4%	2032	7.6
Netflix, Inc.	Los Angeles	21,854	361,388	2.7%	2.1%	2032	8.1
Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.3%	1.4%	2033	9.3
Box, Inc.	San Francisco Bay Area	16,853	287,680	2.1%	1.7%	2028	4.0
DIRECTV, LLC	Los Angeles	16,085	532,956	2.0%	3.1%	2026 - 2027	3.2
Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	1.9%	2.0%	2030	6.2
Neurocrine Biosciences, Inc.	San Diego	14,046	254,578	1.8%	1.5%	2025 / 2031	6.5
Amazon.com	Seattle	13,926	340,705	1.7%	2.0%	2025 / 2030	4.9
Riot Games, Inc. (7)	Los Angeles	13,829	210,133	1.7%	1.2%	2024 / 2026 / 2031	3.6
Viacom International, Inc.	Los Angeles	13,718	220,330	1.7%	1.3%	2028	4.5
Indeed, Inc.	Austin	13,430	330,394	1.7%	1.9%	2034	10.5
Sony Interactive Entertainment, LLC	San Francisco Bay Area	13,059	127,760	1.6%	0.7%	2030	5.8
Tandem Diabetes Care, Inc.	San Diego	12,409	143,850	1.6%	0.8%	2035	10.8
Total		$431,435	7,353,623	53.8%	43.0%		6.3
________________________
(1)Includes subsidiaries of the tenant listed.
(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of June 30, 2024.
(3)Includes 100% of consolidated property partnerships.
(4)We define significant lease expirations as those with space expiring greater than 25,000 rentable square feet.
(5)The 2024 lease expiration represents 76,031 rentable square feet expiring on October 31, 2024.
(6)The 2024 lease expiration represents 126,848 rentable square feet expiring on August 31, 2024.
(7)The 2024 lease expiration represents 6,411 rentable square feet that expired on July 31, 2024 and 40,236 rentable square feet expiring on November 30, 2024.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2023 and still owned and included in the stabilized portfolio as of June 30, 2024, including our three residential properties in Hollywood and Del Mar, California;

•Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, expenses for certain of our future development projects, and the results generated by the following stabilized development properties:

◦One office building that was added to the stabilized portfolio in the third quarter of 2023; and
◦One office building that was added to the stabilized portfolio in the fourth quarter of 2023.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of June 30, 2024:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	119	16,210,648
Stabilized Development and Redevelopment Properties (1)	2	829,591
Total Stabilized Portfolio	121	17,040,239
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development and redevelopment projects, and future development projects.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2024	2023
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$49,211	$55,587	$(6,376)	(11.5)%
Net income attributable to noncontrolling common units of the Operating Partnership	458	537	(79)	(14.7)%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,878	5,151	(273)	(5.3)%
Net income	$54,547	$61,275	$(6,728)	(11.0)%
Unallocated expense (income):
General and administrative expenses	18,951	22,659	(3,708)	(16.4)%
Leasing costs	2,119	1,326	793	59.8%
Depreciation and amortization	87,151	90,362	(3,211)	(3.6)%
Interest income	(10,084)	(3,421)	(6,663)	194.8%
Interest expense	36,763	26,383	10,380	39.3%
Net Operating Income, as defined	$189,447	$198,584	$(9,137)	(4.6)%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024			2023
	Same Store	Development	Total	Same Store	Development	Total
	(in thousands)
Operating revenues:
Rental income	$261,795	$14,124	$275,919	$270,388	$10,921	$281,309
Other property income	4,197	615	4,812	2,686	287	2,973
Total	265,992	14,739	280,731	273,074	11,208	284,282
Property and related expenses:
Property expenses	56,960	2,319	59,279	53,172	1,836	55,008
Real estate taxes	26,035	2,974	29,009	26,155	2,122	28,277
Ground leases	2,036	960	2,996	1,923	490	2,413
Total	85,031	6,253	91,284	81,250	4,448	85,698
Net Operating Income, as defined	$180,961	$8,486	$189,447	$191,824	$6,760	$198,584

	Three Months Ended June 30, 2024 as compared to the Three Months Ended June 30, 2023
	Same Store		Development		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(8,593)	(3.2)%	$3,203	29.3%	$(5,390)	(1.9)%
Other property income	1,511	56.3%	328	114.3%	1,839	61.9%
Total	(7,082)	(2.6)%	3,531	31.5%	(3,551)	(1.2)%
Property and related expenses:
Property expenses	3,788	7.1%	483	26.3%	4,271	7.8%
Real estate taxes	(120)	(0.5)%	852	40.2%	732	2.6%
Ground leases	113	5.9%	470	95.9%	583	24.2%
Total	3,781	4.7%	1,805	40.6%	5,586	6.5%
Net Operating Income, as defined	$(10,863)	(5.7)%	$1,726	25.5%	$(9,137)	(4.6)%

Net Operating Income decreased $9.1 million, or 4.6%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 resulting from:

•A decrease in Net Operating Income of $10.9 million attributable to the Same Store Properties, which was driven by the following activity:

•A decrease in total operating revenues of $7.1 million primarily due to:

•$4.5 million net decrease in non-recurring revenue items primarily related to $2.2 million lower revenue from certain tenants on a cash basis of revenue recognition in 2024 and $3.1 million of 2023 tenant restoration fees, partially offset by $0.8 million of 2024 settlement fee income; and

•$6.3 million decrease from lease expirations; partially offset by

•$3.8 million increase due to higher recoverable operating expenses, parking income, and residential income and one building that was previously tenant-managed becoming landlord-managed; and

•An increase in property and related expenses of $3.8 million primarily due to higher insurance, janitorial, contract services, and security expenses due to cost increases and one building that was previously tenant-managed becoming landlord-managed; partially offset by

•An increase in Net Operating Income of $1.7 million attributable to the Development Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased $3.7 million, or 16.4%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to a decrease in share-based compensation expense.

Leasing Costs

Leasing costs increased $0.8 million, or 59.8%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in leasing overhead during the three months ended June 30, 2024.

Depreciation and Amortization

Depreciation and amortization decreased $3.2 million, or 3.6%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the following:

•A decrease of $3.9 million attributable to the Same Store Properties primarily due to an in-place lease intangible asset becoming fully amortized in the second quarter of 2023; partially offset by

•An increase of $0.7 million attributable to the Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$57,278	$45,853	$11,425	24.9%
Capitalized interest and deferred financing costs	(20,515)	(19,470)	(1,045)	5.4%
Interest expense	$36,763	$26,383	$10,380	39.3%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $11.4 million, or 24.9%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to an increase in the average outstanding debt balance and an increase in the weighted average interest rate for the three months ended June 30, 2024.

Capitalized interest and deferred financing costs increased $1.0 million, or 5.4%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to an increase in the weighted average interest and loan fee amortization rate during the three months ended June 30, 2024. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs, resulting in higher amounts being expensed.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships remained generally consistent for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The amounts reported for the three months ended June 30, 2024 and 2023 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC and 303 Second Street Member, LLC and the noncontrolling interest’s share of net income for Redwood City Partners, LLC. See Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2024	2023
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$99,131	$112,195	$(13,064)	(11.6)%
Net income attributable to noncontrolling common units of the Operating Partnership	960	1,097	(137)	(12.5)%
Net income attributable to noncontrolling interests in consolidated property partnerships	10,156	13,213	(3,057)	(23.1)%
Net income	$110,247	$126,505	$(16,258)	(12.9)%
Unallocated expense (income):
General and administrative expenses	36,530	46,595	(10,065)	(21.6)%
Leasing costs	4,398	2,698	1,700	63.0%
Depreciation and amortization	175,182	184,038	(8,856)	(4.8)%
Interest income	(23,274)	(4,881)	(18,393)	376.8%
Interest expense	75,634	52,054	23,580	45.3%
Net Operating Income, as defined	$378,717	$407,009	$(28,292)	(7.0)%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024			2023
	Same Store	Development	Total	Same Store	Development	Total
	(in thousands)
Operating revenues:
Rental income	$524,380	$26,429	$550,809	$550,259	$21,154	$571,413
Other property income	7,330	1,173	8,503	5,112	559	5,671
Total	531,710	27,602	559,312	555,371	21,713	577,084
Property and related expenses:
Property expenses	112,339	4,260	116,599	105,730	3,058	108,788
Real estate taxes	51,738	6,510	58,248	52,481	4,024	56,505
Ground leases	3,980	1,768	5,748	3,778	1,004	4,782
Total	168,057	12,538	180,595	161,989	8,086	170,075
Net Operating Income, as defined	$363,653	$15,064	$378,717	$393,382	$13,627	$407,009

	Six Months Ended June 30, 2024 as compared to the Six Months Ended June 30, 2023
	Same Store		Development		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(25,879)	(4.7)%	$5,275	24.9%	$(20,604)	(3.6)%
Other property income	2,218	43.4%	614	109.8%	2,832	49.9%
Total	(23,661)	(4.3)%	5,889	27.1%	(17,772)	(3.1)%
Property and related expenses:
Property expenses	6,609	6.3%	1,202	39.3%	7,811	7.2%
Real estate taxes	(743)	(1.4)%	2,486	61.8%	1,743	3.1%
Ground leases	202	5.3%	764	76.1%	966	20.2%
Total	6,068	3.7%	4,452	55.1%	10,520	6.2%
Net Operating Income, as defined	$(29,729)	(7.6)%	$1,437	10.5%	$(28,292)	(7.0)%

Net Operating Income decreased $28.3 million, or 7.0%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily resulting from:

•A decrease in Net Operating Income of $29.7 million attributable to the Same Store Properties, which was driven by the following activity:

•A decrease in total operating revenues of $23.7 million primarily due to:

•$14.0 million net decrease in non-recurring revenue items primarily related to $5.6 million of revenue adjustments for tenant credit worthiness considerations and lower revenue from certain tenants on a cash basis of revenue recognition in 2024 and $10.0 million of 2023 tenant restoration fees, partially offset by $1.6 million of 2024 settlement fee income; and

•$26.7 million decrease from lease expirations; partially offset by

•$10.3 million increase from new leases and renewals at higher rates; and

•$6.9 million increase due to higher recoverable operating expenses, parking income, and residential income and one building that was previously tenant-managed becoming landlord-managed; and

•An increase in property and related expenses of $6.1 million primarily due to higher insurance, janitorial, contract services, and security expenses due to cost increases and one building that was previously tenant-managed becoming landlord-managed; partially offset by

•An increase in Net Operating Income of $1.4 million attributable to the Development Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased $10.1 million, or 21.6%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to a decrease in share-based compensation expense.

Leasing Costs

Leasing costs increased $1.7 million, or 63.0%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in leasing overhead during the six months ended June 30, 2024.

Depreciation and Amortization

Depreciation and amortization decreased $8.9 million, or 4.8%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the following:

•A decrease of $11.4 million attributable to the Same Store Properties primarily due to an in-place lease intangible asset becoming fully amortized in the second quarter of 2023; partially offset by

•An increase of $2.5 million attributable to the Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$115,956	$89,255	$26,701	29.9%
Capitalized interest and deferred financing costs	(40,322)	(37,201)	(3,121)	8.4%
Interest expense	$75,634	$52,054	$23,580	45.3%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $26.7 million, or 29.9%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to an increase in the average outstanding debt balance and an increase in the weighted average interest rate for the six months ended June 30, 2024.

Capitalized interest and deferred financing costs increased $3.1 million, or 8.4%, as compared to the six months ended June 30, 2023, primarily due to an increase in the weighted average interest and loan fee amortization rate during the six months ended June 30, 2024. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs, resulting in higher amounts being expensed.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $3.1 million or 23.1%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the expiration of a lease that had restoration fee income during the first quarter of 2023 at one property held in a consolidated property partnership. The amounts reported for the six months ended June 30, 2024 and 2023 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC and 303 Second Street Member, LLC and the noncontrolling interest’s share of net income for Redwood City Partners, LLC. See Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flows from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the six months ended June 30, 2024 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of June 30, 2024, we had approximately $835.9 million in cash and cash equivalents and $1.1 billion available under our unsecured revolving credit facility. In January 2024, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering at an interest rate of 6.250%. In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility to maintain the existing $1.1 billion borrowing capacity and extend the maturity date to July 31, 2028, repaid $200.0 million on its existing $520.0 million unsecured term loan facility, and extended the maturity date on an aggregate principal amount of $200.0 million of the remaining $320.0 million by 12 months to October 3, 2025. Excluding our unsecured term loan facility due in October 2024, for which we have two twelve-month extension options, our next debt maturity of $403.7 million occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds, and there can be no assurances that we will successfully obtain such financings.

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

On May 22, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on June 28, 2024 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on June 28, 2024, including those owned by the Company. The total cash quarterly dividends and distributions paid on July 10, 2024 were $64.0 million.

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

Capitalization

As of June 30, 2024, our total debt as a percentage of total market capitalization was 58.3%, which was calculated based on the closing price per share of the Company’s common stock of $31.17 on June 30, 2024 as shown in the following table:

	Shares/Units at June 30, 2024	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility due 2024 (3)		$120,000	1.4%
Unsecured Term Loan Facility due 2025 (3)		200,000	2.3%
Unsecured Senior Notes due 2024		403,712	4.6%
Unsecured Senior Notes due 2025		400,000	4.5%
Unsecured Senior Notes Series A & B due 2026		250,000	2.8%
Unsecured Senior Notes due 2028 (4)		400,000	4.5%
Unsecured Senior Notes due 2029		400,000	4.5%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.8%
Unsecured Senior Notes due 2030		500,000	5.6%
Unsecured Senior Notes due 2031		350,000	4.0%
Unsecured Senior Notes due 2032 (4)		425,000	4.8%
Unsecured Senior Notes due 2033 (4)		450,000	5.1%
Unsecured Senior Notes due 2036		400,000	4.5%
Secured debt		609,720	6.9%
Total debt		$5,158,432	58.3%
Equity and Noncontrolling Interests in the Operating Partnership: (5)
Common limited partnership units outstanding (6)	1,150,574	$35,863	0.4%
Shares of common stock outstanding	117,385,231	3,658,898	41.3%
Total Equity and Noncontrolling Interests in the Operating Partnership		$3,694,761	41.7%
Total Market Capitalization		$8,853,193	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at June 30, 2024: $28.8 million of unamortized deferred financing costs on the unsecured term loan facilities, unsecured senior notes and secured debt and $9.1 million of unamortized discounts for the unsecured senior notes.
(2)    As of June 30, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(3)    The maturity date may be extended by two 12-month periods, at the Operating Partnership’s option.
(4)    Green bond.
(5)    Value based on closing price per share of our common stock of $31.17 as of June 30, 2024.
(6)    Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

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
•Capital expenditures and tenant improvement and leasing costs;
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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2024 and December 31, 2023:

	Unsecured Revolving Credit Facility
	June 30, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	6.33%	6.38%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2028	July 31, 2025
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of June 30, 2024 and December 31, 2023. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of June 30, 2024 and December 31, 2023. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of June 30, 2024 and December 31, 2023, $14.5 million and $3.2 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

In connection with amending and restating the unsecured revolving credit facility, the Operating Partnership repaid $200.0 million of its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on $200.0 million of the remaining $320.0 million principal balance by 12 months to October 3, 2025 (the “2024 Term Loan Facility”). The following table summarizes the balance and terms of our 2024 Term Loan Facility as of June 30, 2024:

2024 Term Loan Facility
June 30, 2024
(in thousands)
Outstanding borrowings	$200,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$200,000
Interest rate (2)	6.38%
Maturity date (3)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of June 30, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of June 30, 2024. Additionally, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of June 30, 2024 $2.3 million of unamortized deferred financing costs, inclusive of unamortized initial issuance costs transferred from the 2022 Term Loan Facility, remained to be amortized through the maturity date of the 2024 Term Loan Facility.
(3)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

The following table summarizes the balance and terms of our 2022 Term Loan Facility as of June 30, 2024 and December 31, 2023:

	2022 Term Loan Facility
	June 30, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$120,000	$520,000
Remaining borrowing capacity	—	—
Total borrowing capacity	$120,000	$520,000
Interest rate (1)	6.39%	6.41%
Undrawn facility fee-annual rate (2)	0.200%
Maturity date (3)	October 3, 2024
____________________
(1)Our 2022 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of June 30, 2024 and December 31, 2023.
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

At-The-Market Stock Offering Program

In March 2024, the Company terminated its at-the-market (“ATM”) stock offering program (the “2018 ATM Program”) and commenced a new at-the-market stock offering program (the “2024 ATM”), under which we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not complete any sales of common stock under either program during the six months ended June 30, 2024.

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

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of June 30, 2024 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2024 (1)	$120,000
Unsecured Term Loan Facility due 2025 (1)	200,000
Unsecured Senior Notes due 2024	403,712
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028 (2)	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032 (2)	425,000
Unsecured Senior Notes due 2033 (2)	450,000
Unsecured Senior Notes due 2036	400,000
Secured Debt	609,720
Total Unsecured and Secured Debt (3)	5,158,432
Less: Unamortized Net Discounts and Deferred Financing Costs (4)	(37,895)
Total Debt, Net	$5,120,537
________________________
(1)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s option.
(2)Green bond.
(3)As of June 30, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(4)Includes $28.8 million of unamortized deferred financing costs on the unsecured term loan facilities, unsecured senior notes and secured debt and $9.1 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of June 30, 2024 and December 31, 2023 was as follows:

	Percentage of Total Debt (1) (2)		Weighted Average Interest Rate (1) (2)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Secured vs. unsecured:
Unsecured	88.2%	87.7%	4.1%	4.0%
Secured	11.8%	12.3%	5.1%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	6.2%	10.5%	6.4%	6.4%
Fixed-rate (3)	93.8%	89.5%	4.0%	3.8%
Stated rate (3)			4.2%	4.1%
GAAP effective rate (4)			4.2%	4.1%
GAAP effective rate including debt issuance costs			4.4%	4.3%
________________________
(1)    As of the end of the period presented.
(2)    As of June 30, 2024 and December 31, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)    Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2023 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the six months ended June 30, 2024 other than the debt activity discussed under “Liquidity Sources.”

Other Liquidity Uses

Development

We believe we may spend between $100 million to $150 million on development projects throughout the remainder of 2024. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts or on the timelines currently contemplated, or at all.

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

Share Repurchases

In February 2024, the Company's Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) that authorizes the repurchase of shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. The Share Repurchase Program supersedes and replaces the Company’s existing share repurchase program. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. We did not repurchase any common stock under the Share Repurchase Program during the six months ended June 30, 2024.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facilities, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facilities and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of June 30, 2024
Total debt to total asset value	less than 60%	33%
Fixed charge coverage ratio	greater than 1.5x	3.3x
Unsecured debt ratio	greater than 1.67x	3.16x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.64x

Unsecured Senior Notes due 2024, 2025, 2028, 2029, 2030, 2032, 2033, and 2036 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	38%
Interest coverage	greater than 1.5x	5.3x
Secured debt to total asset value	less than 40%	4%
Unencumbered asset pool value to unsecured debt	greater than 150%	277%

The Operating Partnership was in compliance with all of its debt covenants as of June 30, 2024. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents and restricted cash. Our historical cash flows activity for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is as follows:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$256,562	$283,550	$(26,988)	(9.5)%
Net cash provided by (used in) investing activities	40,815	(259,390)	300,205	(115.7)%
Net cash provided by (used in) financing activities	28,353	(9,654)	38,007	(393.7)%
Net increase in cash and cash equivalents	$325,730	$14,506	$311,224	2,145.5%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities and other general and administrative costs. Our net cash provided by operating activities decreased by $27.0 million, or 9.5%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily as result of a decrease in cash Net Operating Income generated from our Same Store portfolio during the six months ended June 30, 2024. See additional information under the caption “—Results of Operations.”

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the six months ended June 30, 2024, we had net cash provided by investing activities of $40.8 million as compared to net cash used in investing activities of $259.4 million during the six months ended June 30, 2023, primarily due to the maturity of certificates of deposit during the six months ended June 30, 2024.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. During the six months ended June 30, 2024, we had net cash provided by financing activities of $28.4 million as compared to net cash used in financing activities of $9.7 million during the six months ended June 30, 2023, primarily due to higher proceeds from unsecured debt during the six months ended June 30, 2024.

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

The following table presents our FFO for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income available to common stockholders	$49,211	$55,587	$99,131	$112,195
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	458	537	960	1,097
Net income attributable to noncontrolling interests in consolidated property partnerships	4,878	5,151	10,156	13,213
Depreciation and amortization of real estate assets	85,589	88,473	172,049	180,144
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(7,549)	(7,895)	(15,986)	(18,837)
Funds From Operations (1) (2)	$132,587	$141,853	$266,310	$287,812
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.4 million and $4.9 million for the three months ended June 30, 2024 and 2023, respectively, and $10.9 million and $10.1 million for the six months ended June 30, 2024 and 2023, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2024, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of June 30, 2024, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended
June 30, 2024.

Period	Total Number of Shares of Stock Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	71	$32.40	—	—
May 1, 2024 - May 31, 2024	497	35.34	—	—
June 1, 2024 - June 30, 2024	1	31.66	—	—
Total	569	$34.97	—	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

(a).None
(b).None
(c).During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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
Ninth Amended and Restated Bylaws of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2024)

3.(ii)2
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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2024.

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
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2024.

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