Form 10-Q
period 2024-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2024-10-29
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 25, 2024, 118,046,674 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2024 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2024, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and a former executive officer and director. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
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
•the following notes to the consolidated financial statements:
◦Note 12, Net Income Available to Common Stockholders Per Share of the Company;
◦Note 13, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;
◦Note 14, Supplemental Cash Flows Information of the Company; and
◦Note 15, Supplemental Cash Flows Information of the Operating Partnership;
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,750,820	$1,743,170
Buildings and improvements	8,573,332	8,463,674
Undeveloped land and construction in progress	2,254,628	2,034,804
Total real estate assets held for investment	12,578,780	12,241,648
Accumulated depreciation and amortization	(2,747,494)	(2,518,304)
Total real estate assets held for investment, net	9,831,286	9,723,344
CASH AND CASH EQUIVALENTS	625,395	510,163
MARKETABLE SECURITIES (Notes 3 and 11)	27,144	284,670
CURRENT RECEIVABLES, NET	11,218	13,609
DEFERRED RENT RECEIVABLES, NET	455,613	460,979
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 2)	226,991	229,705
RIGHT OF USE GROUND LEASE ASSETS	129,492	125,506
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	73,495	53,069
TOTAL ASSETS	$11,380,634	$11,401,045
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$599,478	$603,225
Unsecured debt, net (Notes 5 and 11)	4,401,678	4,325,153
Accounts payable, accrued expenses, and other liabilities	354,785	371,179
Ground lease liabilities (Note 10)	128,606	124,353
Accrued dividends and distributions	64,844	64,440
Deferred revenue and acquisition-related intangible liabilities, net (Note 2)	151,670	173,638
Rents received in advance and tenant security deposits	71,033	79,364
Total liabilities	5,772,094	5,741,352
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 6):
Common stock, $.01 par value, 280,000,000 shares authorized, 118,046,674 and 117,239,558 shares issued and outstanding	1,181	1,173
Additional paid-in capital	5,203,195	5,205,839
Retained earnings	175,962	221,149
Total stockholders’ equity	5,380,338	5,428,161
Noncontrolling Interests (Notes 1 and 7):
Common units of the Operating Partnership	52,441	53,275
Noncontrolling interests in consolidated property partnerships	175,761	178,257
Total noncontrolling interests	228,202	231,532
Total equity	5,608,540	5,659,693
TOTAL LIABILITIES AND EQUITY	$11,380,634	$11,401,045

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Rental income (Note 9)	$285,951	$280,681	$836,760	$852,094
Other property income	3,987	2,913	12,490	8,584
Total revenues	289,938	283,594	849,250	860,678
EXPENSES
Property expenses	63,593	59,445	180,192	168,233
Real estate taxes	26,677	28,363	84,925	84,868
Ground leases (Note 10)	2,977	2,390	8,725	7,172
General and administrative expenses (Note 8)	18,066	24,761	54,596	71,356
Leasing costs	2,353	1,852	6,751	4,550
Depreciation and amortization	91,879	85,224	267,061	269,262
Total expenses	205,545	202,035	602,250	605,441
OTHER INCOME (EXPENSES)
Interest income	9,688	7,015	32,962	11,896
Interest expense (Note 5)	(36,408)	(29,837)	(112,042)	(81,891)
Total other expenses	(26,720)	(22,822)	(79,080)	(69,995)
NET INCOME	57,673	58,737	167,920	185,242
Net income attributable to noncontrolling common units of the Operating Partnership	(509)	(515)	(1,469)	(1,612)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,786)	(5,460)	(14,942)	(18,673)
Total income attributable to noncontrolling interests	(5,295)	(5,975)	(16,411)	(20,285)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$52,378	$52,762	$151,509	$164,957
Net income available to common stockholders per share – basic (Note 12)	$0.44	$0.45	$1.27	$1.40
Net income available to common stockholders per share – diluted (Note 12)	$0.44	$0.45	$1.27	$1.40
Weighted average shares of common stock outstanding – basic (Note 12)	117,830,481	117,184,609	117,515,623	117,133,420
Weighted average shares of common stock outstanding – diluted (Note 12)	118,243,913	117,495,246	117,954,763	117,411,395

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2023	117,239,558	$1,173	$5,205,839	$221,149	$5,428,161	$231,532	$5,659,693
Net income				49,920	49,920	5,780	55,700
Issuance of share-based compensation awards			4,017		4,017		4,017
Non-cash amortization of share-based compensation (Note 8)			4,727		4,727		4,727
Settlement of restricted stock units for shares of common stock	217,496	2	(2)		—		—
Repurchase of common stock and restricted stock units	(90,649)	(1)	(5,897)		(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,898)	(6,898)
Adjustment for noncontrolling interest			69		69	(69)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(67,989)	(67,989)	(621)	(68,610)
BALANCE AS OF MARCH 31, 2024	117,366,405	1,174	5,208,753	203,080	5,413,007	229,724	5,642,731
Net income				49,211	49,211	5,336	54,547
Issuance of share-based compensation awards			1,085		1,085		1,085
Non-cash amortization of share-based compensation (Note 8)			6,942		6,942		6,942
Settlement of restricted stock units for shares of common stock	19,395	—	—		—		—
Repurchase of common stock and restricted stock units	(569)	—	(20)		(20)		(20)
Distributions to noncontrolling interests in consolidated property partnerships					—	(5,911)	(5,911)
Adjustment for noncontrolling interest			(61)		(61)	61	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,495)	(64,495)	(621)	(65,116)
BALANCE AS OF JUNE 30, 2024	117,385,231	1,174	5,216,699	187,796	5,405,669	228,589	5,634,258
Net income				52,378	52,378	5,295	57,673
Issuance of share-based compensation awards			1,107		1,107		1,107
Non-cash amortization of share-based compensation (Note 8)			6,682		6,682		6,682
Settlement of restricted stock units for shares of common stock	1,249,236	13	(13)		—		—
Repurchase of common stock, stock options and restricted stock units	(587,793)	(6)	(21,712)		(21,718)		(21,718)
Distributions to noncontrolling interests in consolidated property partnerships					—	(4,629)	(4,629)
Adjustment for noncontrolling interest			432		432	(432)	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,212)	(64,212)	(621)	(64,833)
BALANCE AS OF SEPTEMBER 30, 2024	118,046,674	$1,181	$5,203,195	$175,962	$5,380,338	$228,202	$5,608,540

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY – (Continued)
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2022	116,878,031	$1,169	$5,170,760	$265,118	$5,437,047	$237,914	$5,674,961
Net income				56,608	56,608	8,622	65,230
Issuance of share-based compensation awards			1,365		1,365		1,365
Non-cash amortization of share-based compensation			11,566		11,566		11,566
Settlement of restricted stock units for shares of common stock	445,973	4	(4)		—		—
Repurchase of common stock and restricted stock units	(203,042)	(2)	(8,361)		(8,363)		(8,363)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,068)	(7,068)
Adjustment for noncontrolling interest			76		76	(76)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(64,647)	(64,647)	(622)	(65,269)
BALANCE AS OF MARCH 31, 2023	117,120,962	1,171	5,175,402	257,079	5,433,652	238,770	5,672,422
Net income				55,587	55,587	5,688	61,275
Issuance of share-based compensation awards			726		726		726
Non-cash amortization of share-based compensation			9,496		9,496		9,496
Settlement of restricted stock units for shares of common stock	103,135	1	(1)		—		—
Repurchase of common stock and restricted stock units	(46,189)	—	(1,340)		(1,340)		(1,340)
Distributions to noncontrolling interests in consolidated property partnerships					—	(10,393)	(10,393)
Adjustment for noncontrolling interest			(56)		(56)	56	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(63,971)	(63,971)	(621)	(64,592)
BALANCE AS OF JUNE 30, 2023	117,177,908	1,172	5,184,227	248,695	5,434,094	233,500	5,667,594
Net income				52,762	52,762	5,975	58,737
Issuance of share-based compensation awards			538		538		538
Non-cash amortization of share-based compensation			12,310		12,310		12,310
Settlement of restricted stock units for shares of common stock	115,492	2	(2)		—		—
Repurchase and cancellation of common stock, stock options, and restricted stock units	(53,842)	(1)	(1,891)		(1,892)		(1,892)
Distributions to noncontrolling interests in consolidated property partnerships					—	(5,349)	(5,349)
Adjustment for noncontrolling interest			(76)		(76)	76	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(63,792)	(63,792)	(621)	(64,413)
BALANCE AS OF SEPTEMBER 30, 2023	117,239,558	$1,173	$5,195,106	$237,665	$5,433,944	$233,581	$5,667,525

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,920	$185,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	262,292	263,662
Depreciation of non-real estate furniture, fixtures, and equipment	4,769	5,600
Revenue reversals for doubtful accounts, net (Note 9)	4,657	3,931
Non-cash amortization of share-based compensation awards	13,271	28,360
Non-cash amortization of deferred financing costs and debt discounts	5,243	3,921
Non-cash amortization of net below market rents	(2,675)	(5,675)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(13,539)	(14,643)
Straight-line rents	(888)	(16,533)
Amortization of right of use ground lease assets	796	765
Net change in other operating assets	(7,427)	2,042
Net change in other operating liabilities	(1,507)	35,694
Net cash provided by operating activities	432,912	492,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (Purchases) of certificates of deposit (Note 3)	256,581	(252,830)
Expenditures for development and redevelopment properties and undeveloped land	(290,593)	(338,794)
Expenditures for operating properties and other capital assets	(64,381)	(68,853)
Expenditures for acquisitions of operating properties (Note 2)	(35,155)	—
Net cash used in investing activities	(133,548)	(660,477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests in consolidated property partnerships	(17,446)	(22,818)
Dividends and distributions paid to common stockholders and common unitholders	(191,938)	(191,499)
Repurchase of common stock and restricted stock units	(27,636)	(11,595)
Financing costs	(18,146)	(10,962)
Principal payments and repayments of secured debt	(4,482)	(4,310)
Proceeds from the issuance of unsecured debt (Note 5)	395,516	375,000
Repayments of unsecured debt (Note 5)	(320,000)	—
Borrowings on unsecured debt	—	320,000
Repurchases of unsecured debt	—	(14,290)
Net cash (used in) provided by financing activities	(184,132)	439,526
Net increase in cash and cash equivalents and restricted cash	115,232	271,415
Cash and cash equivalents and restricted cash, beginning of period	510,163	347,379
Cash and cash equivalents and restricted cash, end of period	$625,395	$618,794

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	September 30, 2024	December 31, 2023
ASSETS
REAL ESTATE ASSETS (Note 2):
Land and improvements	$1,750,820	$1,743,170
Buildings and improvements	8,573,332	8,463,674
Undeveloped land and construction in progress	2,254,628	2,034,804
Total real estate assets held for investment	12,578,780	12,241,648
Accumulated depreciation and amortization	(2,747,494)	(2,518,304)
Total real estate assets held for investment, net	9,831,286	9,723,344
CASH AND CASH EQUIVALENTS	625,395	510,163
MARKETABLE SECURITIES (Notes 3 and 11)	27,144	284,670
CURRENT RECEIVABLES, NET	11,218	13,609
DEFERRED RENT RECEIVABLES, NET	455,613	460,979
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 2)	226,991	229,705
RIGHT OF USE GROUND LEASE ASSETS	129,492	125,506
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 4)	73,495	53,069
TOTAL ASSETS	$11,380,634	$11,401,045
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$599,478	$603,225
Unsecured debt, net (Notes 5 and 11)	4,401,678	4,325,153
Accounts payable, accrued expenses, and other liabilities	354,785	371,179
Ground lease liabilities (Note 10)	128,606	124,353
Accrued distributions	64,844	64,440
Deferred revenue and acquisition-related intangible liabilities, net (Note 2)	151,670	173,638
Rents received in advance and tenant security deposits	71,033	79,364
Total liabilities	5,772,094	5,741,352
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Partner's Capital - Common units, 118,046,674 and 117,239,558 held by the general partner and 1,150,574 held by common limited partners issued and outstanding	5,432,779	5,481,436
Noncontrolling interests in consolidated property partnerships (Note 1)	175,761	178,257
Total capital	5,608,540	5,659,693
TOTAL LIABILITIES AND CAPITAL	$11,380,634	$11,401,045

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Rental income (Note 9)	$285,951	$280,681	$836,760	$852,094
Other property income	3,987	2,913	12,490	8,584
Total revenues	289,938	283,594	849,250	860,678
EXPENSES
Property expenses	63,593	59,445	180,192	168,233
Real estate taxes	26,677	28,363	84,925	84,868
Ground leases (Note 10)	2,977	2,390	8,725	7,172
General and administrative expenses (Note 8)	18,066	24,761	54,596	71,356
Leasing costs	2,353	1,852	6,751	4,550
Depreciation and amortization	91,879	85,224	267,061	269,262
Total expenses	205,545	202,035	602,250	605,441
OTHER INCOME (EXPENSES)
Interest income	9,688	7,015	32,962	11,896
Interest expense (Note 5)	(36,408)	(29,837)	(112,042)	(81,891)
Total other expenses	(26,720)	(22,822)	(79,080)	(69,995)
NET INCOME	57,673	58,737	167,920	185,242
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(4,786)	(5,460)	(14,942)	(18,673)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$52,887	$53,277	$152,978	$166,569
Net income available to common unitholders per unit – basic (Note 13)	$0.44	$0.45	$1.27	$1.40
Net income available to common unitholders per unit – diluted (Note 13)	$0.44	$0.45	$1.27	$1.40
Weighted average common units outstanding – basic (Note 13)	118,981,055	118,335,183	118,666,197	118,283,994
Weighted average common units outstanding – diluted (Note 13)	119,394,487	118,645,820	119,105,337	118,561,969

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2023	118,390,132	$5,481,436	$178,257	$5,659,693
Net income		50,422	5,278	55,700
Issuance of share-based compensation awards		4,017		4,017
Non-cash amortization of share-based compensation (Note 8)		4,727		4,727
Settlement of restricted stock units	217,496	—		—
Repurchase of common units and restricted stock units	(90,649)	(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships			(6,898)	(6,898)
Distributions declared per common unit ($0.54 per unit)		(68,610)		(68,610)
BALANCE AS OF MARCH 31, 2024	118,516,979	5,466,094	176,637	5,642,731
Net income		49,669	4,878	54,547
Issuance of share-based compensation awards		1,085		1,085
Non-cash amortization of share-based compensation (Note 8)		6,942		6,942
Settlement of restricted stock units	19,395	—		—
Repurchase of common units and restricted stock units	(569)	(20)		(20)
Distributions to noncontrolling interests in consolidated property partnerships			(5,911)	(5,911)
Distributions declared per common unit ($0.54 per unit)		(65,116)		(65,116)
BALANCE AS OF JUNE 30, 2024	118,535,805	5,458,654	175,604	5,634,258
Net income		52,887	4,786	57,673
Issuance of share-based compensation awards		1,107		1,107
Non-cash amortization of share-based compensation (Note 8)		6,682		6,682
Settlement of restricted stock units	1,249,236	—		—
Repurchase of common units, stock options and restricted stock units	(587,793)	(21,718)		(21,718)
Distributions to noncontrolling interests in consolidated property partnerships			(4,629)	(4,629)
Distributions declared per common unit ($0.54 per unit)		(64,833)		(64,833)
BALANCE AS OF SEPTEMBER 30, 2024	119,197,248	$5,432,779	$175,761	$5,608,540

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2022	118,028,605	$5,490,571	$184,390	$5,674,961
Net income		57,168	8,062	65,230
Issuance of share-based compensation awards		1,365		1,365
Non-cash amortization of share-based compensation		11,566		11,566
Settlement of restricted stock units	445,973	—		—
Repurchase of common units and restricted stock units	(203,042)	(8,363)		(8,363)
Distributions to noncontrolling interests in consolidated property partnerships			(7,068)	(7,068)
Distributions declared per common unit ($0.54 per unit)		(65,269)		(65,269)
BALANCE AS OF MARCH 31, 2023	118,271,536	5,487,038	185,384	5,672,422
Net income		56,124	5,151	61,275
Issuance of share-based compensation awards		726		726
Non-cash amortization of share-based compensation		9,496		9,496
Settlement of restricted stock units	103,135	—		—
Repurchase of common units and restricted stock units	(46,189)	(1,340)		(1,340)
Distributions to noncontrolling interests in consolidated property partnerships			(10,393)	(10,393)
Distributions declared per common unit ($0.54 per unit)		(64,592)		(64,592)
BALANCE AS OF JUNE 30, 2023	118,328,482	5,487,452	180,142	5,667,594
Net income		53,277	5,460	58,737
Issuance of common units	—	—		—
Issuance of share-based compensation awards		538		538
Non-cash amortization of share-based compensation		12,310		12,310
Exercise of stock options		—		—
Settlement of restricted stock units	115,492	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(53,842)	(1,892)		(1,892)
Contributions from noncontrolling interests in consolidated property partnerships			—	—
Distributions to noncontrolling interests in consolidated property partnerships			(5,349)	(5,349)
Preferred distributions				—
Distributions declared per common unit ($0.54 per unit)		(64,413)		(64,413)
BALANCE AS OF SEPTEMBER 30, 2023	118,390,132	$5,487,272	$180,253	$5,667,525

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,920	$185,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	262,292	263,662
Depreciation of non-real estate furniture, fixtures, and equipment	4,769	5,600
Revenue reversals for doubtful accounts, net (Note 9)	4,657	3,931
Non-cash amortization of share-based compensation awards	13,271	28,360
Non-cash amortization of deferred financing costs and debt discounts	5,243	3,921
Non-cash amortization of net below market rents	(2,675)	(5,675)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(13,539)	(14,643)
Straight-line rents	(888)	(16,533)
Amortization of right of use ground lease assets	796	765
Net change in other operating assets	(7,427)	2,042
Net change in other operating liabilities	(1,507)	35,694
Net cash provided by operating activities	432,912	492,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (Purchases) of certificates of deposit (Note 3)	256,581	(252,830)
Expenditures for development and redevelopment properties and undeveloped land	(290,593)	(338,794)
Expenditures for operating properties and other capital assets	(64,381)	(68,853)
Expenditures for acquisitions of operating properties (Note 2)	(35,155)	—
Net cash used in investing activities	(133,548)	(660,477)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests in consolidated property partnerships	(17,446)	(22,818)
Distributions paid to common unitholders	(191,938)	(191,499)
Repurchase of common units and restricted stock units	(27,636)	(11,595)
Financing costs	(18,146)	(10,962)
Principal payments and repayments of secured debt	(4,482)	(4,310)
Proceeds from the issuance of unsecured debt (Note 5)	395,516	375,000
Repayments of unsecured debt (Note 5)	(320,000)	—
Borrowings on unsecured debt	—	320,000
Repurchases of unsecured debt	—	(14,290)
Net cash (used in) provided by financing activities	(184,132)	439,526
Net increase in cash and cash equivalents and restricted cash	115,232	271,415
Cash and cash equivalents and restricted cash, beginning of period	510,163	347,379
Cash and cash equivalents and restricted cash, end of period	$625,395	$618,794

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

Our stabilized portfolio of operating properties was comprised of the following properties at September 30, 2024:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office Properties (2)	123	17,140,465	424	84.3%
________________________
(1)Represents economic occupancy.
(2)Includes stabilized life science and retail space.

	Number of Projects	Number of Units	2024 Average Occupancy
Stabilized Residential Properties	3	1,001	92.6%

Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction, in the tenant improvement phase, redevelopment properties under construction or in the tenant improvement phase, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as development or redevelopment properties where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service.

As of September 30, 2024, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process redevelopment projects - tenant improvement	2	100,000
In-process development projects - under construction	1	875,000
________________________
(1)Estimated rentable square feet upon completion.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We did not have any properties held for sale at September 30, 2024. Our stabilized portfolio also excludes our future development pipeline, which, as of September 30, 2024, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of September 30, 2024, all of our properties, development projects, and redevelopment projects and all of our business was conducted in the state of California, with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project in Austin, Texas. All of our properties, development projects, and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of September 30, 2024, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of September 30, 2024, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

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

As of September 30, 2024, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of September 30, 2024 was owned by non-affiliated investors and a former executive officer and director. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary, as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At September 30, 2024, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC, and one entity established during the third quarter of 2024 to facilitate a potential future Section 1031 Exchange. At September 30, 2024, the Company and the Operating Partnership were determined to be the primary beneficiaries of these three VIEs since we had the ability to control the activities that most significantly impacted each of the VIEs’ economic performance. As of September 30, 2024, the three VIEs’ total assets, liabilities, and noncontrolling interests included on our consolidated balance sheet were approximately $443.0 million (of which $361.6 million related to real estate held for investment), approximately $20.8 million, and approximately $171.1

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million, respectively. Revenues, income, and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Acquisitions

Operating Property Acquisitions

During the nine months ended September 30, 2024, we acquired the operating property listed below from an unrelated third party:

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions) (1)
12707 & 12777 High Bluff Drive (Junction at Del Mar)	September 27, 2024	2	103,731	$35.0
________________________
(1)Excludes acquisition-related costs.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed as of the date of acquisition, excluding acquisition-related costs:

Total 2024 Operating Property Acquisitions (1)(2)
Assets
Land and improvements	$6,000
Buildings and improvements (3)	15,703
Deferred leasing costs and acquisition-related intangible assets (4)	13,534
Prepaid expenses and other assets, net	30
Total assets acquired	$35,267
Liabilities
Acquisition-related intangible liabilities (5)	$267
Total liabilities assumed	267
Net assets and liabilities acquired	$35,000

________________________
(1)As of September 30, 2024, this property was temporarily being held in a separate VIE to facilitate a potential Section 1031 Exchange. See Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information.
(2)Excludes acquisition related costs of $0.2 million.
(3)Represents buildings, building improvements, and tenant improvements.
(4)Represents in-place leases (approximately $10.5 million with a weighted average amortization period of 4.7 years), leasing commissions (approximately $2.0 million with a weighted average amortization period of 4.9 years), and an above-market lease (approximately $1.0 million with a weighted average amortization period of 4.6 years).
(5)Represents below-market leases (approximately $0.3 million with a weighted average amortization period of 4.9 years).

3.    Marketable Securities

Marketable securities consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Deferred compensation plan assets	$27,144	$28,089
Certificates of deposit (1)	—	256,581
Total marketable securities	$27,144	$284,670
________________________
(1)The certificates of deposit had an original issuance term greater than three months but less than 12 months.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$38,934	$37,073
Prepaid expenses and deferred financing costs, net	28,346	10,532
Other assets	6,215	5,464
Total prepaid expenses and other assets, net	$73,495	$53,069

5.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations, including the unsecured revolving credit facility, the unsecured term loan facility, and all of the unsecured senior notes.

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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2024 and December 31, 2023:

	Unsecured Revolving Credit Facility
	September 30, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.96%	6.38%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2028	July 31, 2025
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of September 30, 2024 and December 31, 2023. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of September 30, 2024 and December 31, 2023. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of September 30, 2024 and December 31, 2023, $13.6 million and $3.2 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

In connection with amending and restating the unsecured revolving credit facility, the Operating Partnership repaid $200.0 million of its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on $200.0 million of the remaining $320.0 million principal balance by 12 months to October 3, 2025 (the “2024 Term Loan Facility”). The following table summarizes the balance and terms of our 2024 Term Loan Facility as of September 30, 2024:

2024 Term Loan Facility
September 30, 2024
(in thousands)
Outstanding borrowings	$200,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$200,000
Interest rate (2)	6.16%
Maturity date (3)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of September 30, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of September 30, 2024. Additionally, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of September 30, 2024, $1.6 million of unamortized deferred financing costs, inclusive of unamortized initial issuance costs transferred from the 2022 Term Loan Facility, remained to be amortized through the maturity date of the 2024 Term Loan Facility.
(3)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

In September 2024, the Operating Partnership repaid the remaining $120.0 million outstanding on its 2022 Term Loan Facility. The following table summarizes the balance and terms of our 2022 Term Loan Facility as of December 31, 2023:

2022 Term Loan Facility
December 31, 2023
(in thousands)
Outstanding borrowings	$520,000
Remaining borrowing capacity	—
Total borrowing capacity	$520,000
Interest rate (1)	6.41%
Undrawn facility fee-annual rate (2)	0.200%
Maturity date	October 3, 2024
____________________
(1)Our 2022 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of December 31, 2023.
(2)Our undrawn facility fee was paid on a quarterly basis and was calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2023, $2.3 million of unamortized deferred financing costs remained to be amortized through the maturity date of our 2022 Term Loan Facility.

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our debt covenants as of September 30, 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of September 30, 2024:

Year	(in thousands)
Remaining 2024	$405,235
2025 (1)	606,246
2026	401,317
2027	249,125
2028	400,000
2029	475,000
Thereafter	2,500,000
Total aggregate principal value	5,036,923
Less: unamortized net discounts and deferred financing costs (2)	(35,767)
Total debt, net	$5,001,156
________________________
(1)Includes the $200.0 million outstanding as of September 30, 2024 on the 2024 Term Loan Facility, for which the Company has two 12-month extension options.
(2)Includes $27.0 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt and $8.8 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Capitalized Interest and Loan Fees

The following table sets forth gross interest expense, including debt discount and deferred financing cost amortization, net of capitalized interest, for the three and nine months ended September 30, 2024 and 2023. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Gross interest expense	$57,235	$49,893	$173,191	$139,148
Capitalized interest and deferred financing costs	(20,827)	(20,056)	(61,149)	(57,257)
Interest expense	$36,408	$29,837	$112,042	$81,891

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

In March 2024, the Company terminated its at-the-market (“ATM”) stock offering program (the “2018 ATM Program”) and commenced a new at-the-market stock offering program (the “2024 ATM”), under which we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not complete any sales of common stock under either program during the nine months ended September 30, 2024.

Share Repurchase Program

In February 2024, the Company’s Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) that authorizes the repurchase of shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. The Share Repurchase Program supersedes and replaces the Company’s previous share repurchase program. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. The Company did not repurchase any common stock under the Share Repurchase Program during the nine months ended September 30, 2024.

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of September 30, 2024 and December 31, 2023. The remaining approximate 1.0% common limited partnership interest as of September 30, 2024 and December 31, 2023 was owned by non-affiliated investors and a former executive officer and director in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors and a former executive officer and director as of September 30, 2024 and December 31, 2023.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $45.4 million and $47.0 million as of September 30, 2024 and December 31, 2023, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of September 30, 2024, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Plan. As of September 30, 2024, approximately 2.6 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

Executive Transitions

On January 21, 2024, John Kilroy retired as the Company's Chief Executive Officer (“CEO”) while remaining Chair and a member of the Board of Directors through May 22, 2024. On January 22, 2024, Angela Aman joined the Company as CEO and a member of the Board of Directors and was granted 101,627 Time-Based Restricted Stock Units (“RSUs”) with a one-year vesting period.

On July 30, 2024, the Company’s Board of Directors appointed Jeffrey Kuehling to serve as Executive Vice President, Chief Financial Officer (“CFO”), effective August 19, 2024, and he was granted 20,373 Time-Based RSUs with a 1.4-year vesting period. In connection with Mr. Kuehling’s appointment as CFO, Eliott Trencher no longer serves as the Company’s CFO. Mr. Trencher will continue to serve as the Company’s Executive Vice President, Chief Investment Officer.

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

Compensation expense for the 2024 Performance-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period. During the nine months ended September 30, 2024, we recognized $2.5 million of compensation expense for the 2024 Performance-Based RSUs assuming the 2024 FFO Performance Condition is met at 150% of target level of achievement (175% for our CEO) and the 2024 Net Debt to EBITDA

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ratio Performance Condition is met at 100% of the target level of achievement. In the event we achieve a lower level of performance or fail to meet the FFO Performance Condition, we would reverse a portion or all of the $2.5 million of compensation expense.

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

The fair value of the 2024 Performance-Based RSU grant as of the valuation date noted above, based on a target level of achievement, was $9.5 million. For the three and nine months ended September 30, 2024, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

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

Compensation cost for the 2023 Performance-Based RSUs for the three and nine months ended September 30, 2024 assumes the 2023 Net Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement. Compensation cost for the 2022 performance-based RSUs for the three and nine months ended September 30, 2024 assumes the 2022 Net Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $6.7 million and $12.3 million for the three months ended September 30, 2024 and 2023, respectively, and $18.4 million and $33.4 million for the nine months ended September 30, 2024 and 2023, respectively. Share-based compensation costs for the three and nine months ended September 30, 2023 include $8.0 million and $21.2 million, respectively, of accelerated share-based compensation costs for our former CEO and former President. Of the total share-based compensation costs, $2.1 million and $5.1 million were capitalized as part of real estate assets for the three and nine months ended September 30, 2024, respectively, and $1.7 million and $5.0 million were capitalized as part of real estate assets for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there was approximately $30.3 million of total unrecognized compensation cost related to nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of September 30, 2024, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.7 years. The remaining compensation cost related to these nonvested RSU awards had been recognized in periods prior to September 30, 2024.

9.    Rental Income and Future Minimum Rent

Our rental income is primarily comprised of payments defined under leases and generally are subject to scheduled fixed increases. Additionally, rental income includes variable payments for tenant reimbursements of property-related expenses and payments based on a percentage of tenant sales.

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability reversals for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Fixed lease payments	$234,812	$232,090	$691,596	$713,254
Variable lease payments	51,907	49,232	149,821	142,771
Net collectability reversals (1)	(768)	(641)	(4,657)	(3,931)
Total rental income	$285,951	$280,681	$836,760	$852,094
_____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2049 and may be subject to scheduled fixed increases and future renewal options. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of September 30, 2024 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2024	$204,645
2025	815,864
2026	775,705
2027	720,685
2028	678,862
2029	589,121
Thereafter	1,520,529
Total (1)	$5,305,411
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Commitments and Contingencies

General

As of September 30, 2024, we had commitments of approximately $196.1 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, development, and redevelopment properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term noncancellable ground lease obligations as of September 30, 2024 and the respective contractual expiration dates:

Property	Contractual Expiration Date
701, 801, and 837 N. 34th Street, Seattle, WA (1)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA (2)	July 2084
3243 S. La Cienega Boulevard, Los Angeles, CA	October 2106
200 W. 6th Street, Austin, TX	December 2112
____________________
(1)    The Company has three 10-year and one 45-year extension options for this Seattle ground lease, which if exercised would extend the expiration date to December 2116. These extension options are not assumed to be exercised in our calculation of the present value of the future minimum lease payments for this lease. The Company also has a purchase option for this ground lease.
(2)    Assumes the impact of all extension options held by the Company.

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 4.67%. As of September 30, 2024, the weighted average remaining lease term of our ground leases is 63 years. For the three months ended September 30, 2024 and 2023, variable lease costs totaling $1.2 million and $1.0 million, respectively, were recorded to ground leases expense on our consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, variable lease costs totaling $3.5 million and $3.0 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases, as of September 30, 2024, for future periods is as follows:

Year Ending	(in thousands)
Remaining 2024	$1,684
2025	6,772
2026	6,809
2027	6,850
2028	6,869
2029	6,869
Thereafter	367,744
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	$403,597
Present value discount	(274,991)
Ground lease liabilities	$128,606
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum obligations under the ground leases including any extension options (but excludes the Seattle ground lease extension options).
(2)    One of our ground lease obligations is subject to a fair market value adjustment every five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at September 30, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(3)    One of our ground lease obligations is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the contractual minimum annual rent prior to the consideration of any variable rental payments in effect at September 30, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(4)    One of our ground lease obligations includes a component that is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at September 30, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(5)    One of our ground lease obligations is subject to fixed 5% ground rent increases every five years, with the next increase occurring on November 1, 2027.
(6)    One of our ground lease obligations is subject to fixed 2% ground rent increases every year, with ground rent resets occurring every ten years based on CPI. The contractual obligations for that lease included above assume increases for the remaining current ten-year period based on the contractual minimum annual rent prior to the consideration of any variable rental payments in effect at September 30, 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Environmental Matters

As of September 30, 2024, we had accrued environmental remediation liabilities of approximately $72.1 million in connection with certain of our in-process and future development projects.

11.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our Deferred Compensation Plan assets as of September 30, 2024 and December 31, 2023:

	Fair Value (Level 1) (1)
	September 30, 2024	December 31, 2023
Description	(in thousands)
Deferred Compensation Plan assets (2)	$27,144	$28,089
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Assets
Certificates of deposit (2)	$—	$—	$256,581	$256,581
Liabilities
Secured debt, net	$599,478	$591,319	$603,225	$585,826
Unsecured debt, net	$4,401,678	$4,143,923	$4,325,153	$3,927,104
________________________
(1)Fair value calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
(2)The carrying value of the certificates of deposit approximate their fair values due to their short-term maturities. See Note 3 “Marketable Securities” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$52,378	$52,762	$151,509	$164,957
Allocation to participating securities (1)	(173)	(269)	(1,792)	(959)
Numerator for basic and diluted net income available to common stockholders	$52,205	$52,493	$149,717	$163,998
Denominator:
Basic weighted average vested shares outstanding	117,830,481	117,184,609	117,515,623	117,133,420
Effect of dilutive securities	413,432	310,637	439,140	277,975
Diluted weighted average vested shares and common stock equivalents outstanding	118,243,913	117,495,246	117,954,763	117,411,395
Basic earnings per share:
Net income available to common stockholders per share	$0.44	$0.45	$1.27	$1.40
Diluted earnings per share:
Net income available to common stockholders per share	$0.44	$0.45	$1.27	$1.40
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options and RSUs are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2024 and 2023. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2024 and 2023, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the nine months ended September 30, 2024 and nine months ended September 30, 2023, as they were anti-dilutive. See Note 8 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$52,887	$53,277	$152,978	$166,569
Allocation to participating securities (1)	(173)	(269)	(1,792)	(959)
Numerator for basic and diluted net income available to common unitholders	$52,714	$53,008	$151,186	$165,610
Denominator:
Basic weighted average vested units outstanding	118,981,055	118,335,183	118,666,197	118,283,994
Effect of dilutive securities	413,432	310,637	439,140	277,975
Diluted weighted average vested units and common unit equivalents outstanding	119,394,487	118,645,820	119,105,337	118,561,969
Basic earnings per unit:
Net income available to common unitholders per unit	$0.44	$0.45	$1.27	$1.40
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.44	$0.45	$1.27	$1.40
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options and RSU are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2024 and 2023. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2024 and 2023, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the nine months ended September 30, 2024 and nine months ended September 30, 2023, as they were anti-dilutive. See Note 8 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Supplemental Cash Flows Information of the Company

Supplemental cash flows information as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $57,839 and $53,637 as of September 30, 2024 and 2023, respectively	$86,410	$60,528
Cash paid for amounts included in the measurement of ground lease liabilities	$5,156	$4,939
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$60,072	$98,631
Tenant improvements funded directly by tenants	$2,204	$6,026
Remeasurement of ground lease liability and related right of use ground lease asset	$4,782	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$64,844	$64,423

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$510,163	$347,379
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$510,163	$347,379

Cash and cash equivalents at end of period	$625,395	$618,794
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$625,395	$618,794

15.    Supplemental Cash Flows Information of the Operating Partnership

Supplemental cash flows information as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $57,839 and $53,637 as of September 30, 2024 and 2023, respectively	$86,410	$60,528
Cash paid for amounts included in the measurement of ground lease liabilities	$5,156	$4,939
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$60,072	$98,631
Tenant improvements funded directly by tenants	$2,204	$6,026
Remeasurement of ground lease liability and related right of use ground lease asset	$4,782	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$64,844	$64,423

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$510,163	$347,379
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$510,163	$347,379

Cash and cash equivalents at end of period	$625,395	$618,794
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$625,395	$618,794

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

Overview and Background

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, develop, acquire, and manage real estate assets, consisting primarily of premier properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin, which are markets that we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets through the Operating Partnership and conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of September 30, 2024 and December 31, 2023. As of September 30, 2024, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases.

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

In-Process Redevelopment - Tenant Improvement

As of September 30, 2024, we had two redevelopment projects in the tenant improvement phase:

•4690 Executive Drive, University Towne Center, San Diego, California. In March 2022, we began the phased redevelopment of this property and completed base building components and moved the building to the tenant improvement phase during the third quarter of 2024. This project is comprised of approximately 52,000 square feet of life science space with a total estimated investment of $25.0 million, inclusive of the depreciated basis of the building.

•4400 Bohannon Drive, Menlo Park, California. In December 2022, we began the redevelopment of this property in the Other Peninsula submarket and completed base building components and moved the building to the tenant improvement phase during the third quarter of 2024. This project is comprised of approximately 48,000 square feet of life science space with a total estimated investment of $55.0 million, inclusive of the depreciated basis of the building.

In-Process Development - Under Construction

As of September 30, 2024, we had one development project under construction:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco. The second phase encompasses approximately 875,000 square feet of office and life science space across three buildings with a total estimated investment of $1.0 billion.

Future Development Pipeline

As of September 30, 2024, our future development pipeline included eight future projects located in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin with an aggregate cost basis of approximately $1.4 billion, at which we believe we could develop more than 6.0 million rentable square feet, subject to market conditions and the entitlement of these projects.

The following table sets forth information about our future development pipeline:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs as of 9/30/2024 ($ in millions) (2)

Los Angeles
1633 26th Street	West Los Angeles	190,000	$15.1
San Diego
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000	116.2
2045 Pacific Highway	Little Italy	275,000	60.4
Kilroy East Village	East Village	1,100 units	68.0
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	242.3
Flower Mart	SOMA	2,300,000	654.6
Seattle
SIX0	Denny Regrade	925,000 and 650 units	195.5
Austin
Stadium Tower	Stadium District / Domain	493,000	74.3
TOTAL:			$1,426.4
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
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of September 30, 2024.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. A slowdown in development activities could result in fewer projects qualifying for interest capitalization under GAAP, resulting in higher interest expense. During the three and nine months ended September 30, 2024, we capitalized interest on in-process development and redevelopment projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three and nine months ended September 30, 2024, we capitalized $20.8 million and $61.1 million, respectively, of interest to our qualifying development and redevelopment projects. In addition, for the three and nine months ended September 30, 2024, we capitalized $3.4 million and $9.3 million, respectively, of internal costs to our qualifying development and redevelopment projects and $2.1 million and $6.7 million, respectively, of internal costs to our qualifying capital improvement projects in the stabilized portfolio.

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

Acquisitions. During the nine months ended September 30, 2024, we acquired one operating property, comprised of two buildings, in one transaction for a cash purchase price of $35.0 million. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add and strategic operating properties, and land. We focus on growth opportunities primarily in markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment, and professional services. Against the backdrop of market volatility, we expect to manage a strong balance sheet and selectively evaluate opportunities that we believe have the potential to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt, and cash flows from operations.

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

As of September 30, 2024, there was approximately $30.3 million of total unrecognized compensation costs related to outstanding nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of September 30, 2024, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.7 years. The $30.3 million of unrecognized compensation cost does not reflect the future compensation costs for any share-based awards that may be granted subsequent to September 30, 2024. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, market conditions, and other factors. For additional information regarding our equity incentive awards, see Note 8 “Share-Based Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three and nine months ended September 30, 2024.

For Leases Commenced (1)

Quarter to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (3)
	New	Renewal	New	Renewal
2nd Gen Leasing (4)	14	11	109,470	151,592	80	$108.03	$16.21	48.3%	22.4%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (5)	1	—	14,633	—	153	$187.30	$14.69
Total	15	11	124,103	151,592

Year to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (3)
	New	Renewal	New	Renewal
2nd Gen Leasing (4)	39	34	307,933	334,626	62	$63.00	$12.19	21.8%	6.3%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (5)	6	—	85,499	—	154	$170.29	$13.27
Total	45	34	393,432	334,626

For Leases Executed (1)(6)

Quarter to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (3)	Retention Rates (7)
	New	Renewal	New	Renewal
2nd Gen Leasing (4)	10	11	63,630	151,592	66	$72.64	$13.21	26.0%	7.1%	33.3%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (5)	3	—	11,550	—	98	$147.40	$18.05
Total	13	11	75,180	151,592

Year to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (3)	Retention Rates (7)
	New	Renewal	New	Renewal
2nd Gen Leasing (4)	47	34	343,617	334,626	62	$52.26	$10.11	12.8%	(0.6)%	29.8%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (5)	9	—	51,638	—	91	$113.81	$15.01
Total	56	34	395,255	334,626
________________________
(1)Includes 100% of consolidated property partnerships.
(2)Includes tenant improvement costs and third-party leasing commissions. Amounts exclude tenant-funded tenant improvements and indirect leasing costs.
(3)Calculated as the change between the expiring GAAP rent and the new GAAP rent and the expiring cash rent and the new cash rent for the same space. Space that was vacant when the property was acquired is excluded from our change in rents calculations to provide a more meaningful market comparison.

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
(5)Represents leases commenced or executed at space not previously leased, recently completed development projects that have been added to the stabilized portfolio, at space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased, and at projects in our development and redevelopment portfolios.
(6)During the three months ended September 30, 2024, 12 new leases totaling 73,646 rentable square feet were signed but not commenced. During the nine months ended September 30, 2024, 28 new leases totaling 242,983 rentable square feet were signed but not commenced.
(7)Calculated as the percentage of space either renewed by existing tenants at lease expiration or termination.

During the nine months ended September 30, 2024, we continued to see modest additional increases in physical occupancy and increased tour activity at our properties. However, we believe that economic uncertainty and hybrid/remote working arrangements have impacted the timing and volume of leasing and will likely continue to do so in the near future and possibly longer-term. Additionally, decreased demand (including as a result of remote work), increased competition (including sublease space available in the market), and other negative trends or unforeseeable events that impair our ability to timely renew or re-lease space could have negative effects on our future financial condition, results of operations, and cash flows.
Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio, excluding our residential properties, for the remainder of 2024 and the next five years and by region for the remainder of 2024 and in 2025.

Lease Expirations (1)(2)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)
				(in thousands)
Remainder of 2024 (4)	11	284,010	2.0%	$17,069	2.1%	$60.10
2025 (4)	76	752,332	5.4%	33,134	4.2%	44.04
2026 (4)	69	1,895,058	13.6%	91,231	11.4%	48.14
2027	76	1,084,761	7.8%	44,373	5.6%	40.91
2028	58	1,158,042	8.3%	71,505	9.0%	61.75
2029	46	1,197,837	8.6%	65,556	8.2%	54.73
Total	336	6,372,040	45.7%	$322,868	40.5%	$50.67

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Rent per Sq. Ft. (3)
					(in thousands)
2024 (4)	Los Angeles	8	56,761	0.4%	$3,455	0.4%	$60.87
	San Diego	—	—	—%	—	—%	—
	San Francisco Bay Area	2	223,522	1.6%	13,456	1.7%	60.20
	Seattle	1	3,727	—%	158	—%	42.39
	Austin	—	—	—%	—	—%	—
	Total	11	284,010	2.0%	$17,069	2.1%	$60.10

2025 (4)	Los Angeles	38	220,026	1.6%	$9,199	1.2%	$41.81
	San Diego	19	219,912	1.6%	9,042	1.1%	41.12
	San Francisco Bay Area	8	120,729	0.9%	8,604	1.1%	71.27
	Seattle	11	191,665	1.3%	6,289	0.8%	32.81
	Austin	—	—	—%	—	—%	—
	Total	76	752,332	5.4%	$33,134	4.2%	$44.04
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of September 30, 2024, space leased under month-to-month leases, storage leases, vacant space, and future lease renewal options not executed as of September 30, 2024.
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
(4)Adjusting for leasing transactions executed as of September 30, 2024 but not yet commenced, the 2024, 2025, and 2026 expirations would be reduced by 7,623, 64,142, and 156,785 square feet, respectively.

In addition to the 2.7 million rentable square feet, or 15.7%, of currently available space in our stabilized portfolio, leases representing approximately 7.4% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2024 and in 2025. The leases scheduled to expire during the remainder of 2024 and in 2025 represent approximately 1.0 million rentable square feet, or 6.3% of our total annualized base rental revenue. Adjusting for leases executed as of September 30, 2024 but not yet commenced, the remaining 2024, 2025, and 2026 expirations would be 276,387, 688,190, and 1,738,273 square feet, respectively.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.
Sublease Space. Of our occupied space as of September 30, 2024, approximately 1.8 million rentable square feet, or 10.6% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area. Of the 10.6% of available sublease space in our stabilized portfolio as of September 30, 2024, approximately 8.7% was vacant space, and the remaining 1.9% was occupied by subtenants. Of the approximately 1.8 million rentable square feet available for sublease as of September 30, 2024, approximately 76,031 rentable square feet representing one lease is scheduled to expire in 2024 and approximately 100,795 rentable square feet representing two leases are scheduled to expire in 2025.

Stabilized Portfolio Information

As of September 30, 2024, our stabilized portfolio was comprised of 123 office, life science, and mixed-use properties encompassing an aggregate of approximately 17.1 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development properties currently committed for construction, under construction, and in the tenant improvement phase, redevelopment projects under construction, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define properties in the tenant improvement phase as development or redevelopment properties where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building construction before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service.

We did not have any properties held for sale at September 30, 2024. Our stabilized portfolio also excludes our future development pipeline, which as of September 30, 2024 was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land, on which we believe we have the potential to develop more than 6.0 million rentable square feet, depending upon economic conditions.

As of September 30, 2024, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process redevelopment projects - tenant improvement	2	100,000
In-process development projects - under construction	1	875,000
________________________
(1)Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from September 30, 2023 to September 30, 2024:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2023	120	16,285,153
Acquisitions	2	103,731
Completed development properties placed in-service	1	758,975
Remeasurement	—	(7,394)
Total as of September 30, 2024 (1)	123	17,140,465
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			9/30/2024	6/30/2024	3/31/2024
Los Angeles	53	4,338,046	76.7%	73.9%	76.5%
San Diego	26	2,876,502	87.9%	88.5%	87.9%
San Francisco Bay Area	33	6,170,595	91.1%	90.1%	89.9%
Seattle	10	2,996,347	80.4%	83.1%	83.6%
Austin	1	758,975	74.2%	72.3%	71.5%
Total Stabilized Portfolio	123	17,140,465	84.3%	83.7%	84.2%

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stabilized Portfolio (1)	84.1%	86.1%	84.1%	87.8%
Same Store Portfolio (2)	84.6%	86.1%	84.7%	87.8%
Residential Portfolio (3)	92.0%	92.7%	92.6%	92.9%
________________________
(1)Occupancy percentages reported are based on our stabilized portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy.
(2)Occupancy percentages reported are based on properties owned and stabilized as of January 1, 2023 and still owned and stabilized as of September 30, 2024 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Significant Tenants

The following table sets forth information about our 20 largest tenants based upon annualized base rental revenues, as defined below, as of September 30, 2024.

	Tenant Name (1)	Region	Annualized Base Rental Revenue (2) (3)	Rentable Square Feet (3)	Percentage of Total Annualized Base Rental Revenue (2)(3)	Percentage of Total Rentable Square Feet (3)	Year(s) of Significant Lease Expiration(s) (4)	Weighted Average Remaining Lease Term (Years)
			(in thousands)
1	Global technology company	Seattle / San Diego	$44,851	849,826	5.6%	5.0%	2032 - 2033 / 2037	8.8
2	Cruise LLC	San Francisco Bay Area	35,449	374,618	4.4%	2.2%	2031	7.2
3	Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.2%	2.5%	2034	9.8
4	LinkedIn Corporation / Microsoft Corporation (5)	San Francisco Bay Area	29,752	663,460	3.7%	3.9%	2024 / 2026	1.7
5	Adobe Systems, Inc.	San Francisco Bay Area / Seattle	27,897	522,879	3.5%	3.1%	2027 / 2031	6.6
6	Salesforce, Inc.	San Francisco Bay Area / Seattle	24,706	472,988	3.1%	2.8%	2029 - 2030 / 2032	5.6
7	Okta, Inc.	San Francisco Bay Area	24,206	293,001	3.0%	1.7%	2028	4.1
8	DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.0%	1.4%	2032	7.3
9	Netflix, Inc.	Los Angeles	21,854	361,388	2.7%	2.1%	2032	7.8
10	Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.3%	1.4%	2033	9.1
11	Box, Inc.	San Francisco Bay Area	16,853	287,680	2.1%	1.7%	2028	3.8
12	Neurocrine Biosciences, Inc.	San Diego	16,365	299,064	2.1%	1.7%	2025 / 2029 / 2031	6.0
13	DIRECTV, LLC	Los Angeles	16,085	532,956	2.0%	3.1%	2026 - 2027	2.9
14	Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	1.9%	2.0%	2030	5.9
15	Amazon.com	Seattle	13,926	340,705	1.7%	2.0%	2025 / 2030	4.7
16	Viacom International, Inc.	Los Angeles	13,718	220,330	1.7%	1.3%	2028	4.3
17	Riot Games, Inc. (6)	Los Angeles	13,571	203,722	1.7%	1.2%	2024 / 2026 / 2031	3.5
18	Indeed, Inc.	Austin	13,430	330,394	1.7%	1.9%	2034	10.3
19	Sony Interactive Entertainment, LLC	San Francisco Bay Area	13,059	127,760	1.6%	0.7%	2030	5.5
20	Tandem Diabetes Care, Inc.	San Diego	12,409	143,850	1.6%	0.8%	2035	10.6
	Total		$428,742	7,264,850	53.6%	42.5%		6.2
________________________
(1)Includes subsidiaries of the tenant listed.
(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases and expense reimbursement revenue. Excludes month-to-month leases and vacant space as of September 30, 2024.
(3)Includes 100% of consolidated property partnerships.
(4)We define significant lease expirations as those with space expiring greater than 25,000 rentable square feet.
(5)The 2024 lease expiration represents 76,031 rentable square feet expiring on October 31, 2024.
(6)The 2024 lease expiration represents 40,236 rentable square feet expiring on November 30, 2024.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the office properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2023 and still owned and included in the stabilized portfolio as of September 30, 2024, including our three residential properties in Hollywood and Del Mar, California;

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

•Acquisition Properties – includes the results, from the date of acquisition through the periods presented, for the one property acquired in the third quarter of 2024.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of September 30, 2024:

Group	# of Buildings	Rentable Square Feet
Same Store Properties	119	16,207,143
Stabilized Development and Redevelopment Properties (1)	2	829,591
Acquisition Properties	2	103,731
Total Stabilized Portfolio	123	17,140,465
________________________
(1)Excludes development and redevelopment projects in the tenant improvement phase, our in-process development and redevelopment projects, and future development projects.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$52,378	$52,762	$(384)	(0.7)%
Net income attributable to noncontrolling common units of the Operating Partnership	509	515	(6)	(1.2)%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,786	5,460	(674)	(12.3)%
Net income	$57,673	$58,737	$(1,064)	(1.8)%
Unallocated expense (income):
General and administrative expenses	18,066	24,761	(6,695)	(27.0)%
Leasing costs	2,353	1,852	501	27.1%
Depreciation and amortization	91,879	85,224	6,655	7.8%
Interest income	(9,688)	(7,015)	(2,673)	38.1%
Interest expense	36,408	29,837	6,571	22.0%
Net Operating Income, as defined	$196,691	$193,396	$3,295	1.7%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024				2023
	Same Store	Development	Acquisition	Total	Same Store	Development	Acquisition	Total
	(in thousands)
Operating revenues:
Rental income	$273,804	$12,083	$64	$285,951	$269,327	$11,354	$—	$280,681
Other property income	3,532	455	—	3,987	2,720	193	—	2,913
Total	277,336	12,538	64	289,938	272,047	11,547	—	283,594
Property and related expenses:
Property expenses	61,170	2,413	10	63,593	57,503	1,942	—	59,445
Real estate taxes	25,586	1,091	—	26,677	26,794	1,569	—	28,363
Ground leases	2,016	961	—	2,977	1,895	495	—	2,390
Total	88,772	4,465	10	93,247	86,192	4,006	—	90,198
Net Operating Income, as defined	$188,564	$8,073	$54	$196,691	$185,855	$7,541	$—	$193,396

	Three Months Ended September 30, 2024 as compared to the Three Months Ended September 30, 2023
	Same Store		Development		Acquisition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$4,477	1.7%	$729	6.4%	$64	100.0%	$5,270	1.9%
Other property income	812	29.9%	262	135.8%	—	—%	1,074	36.9%
Total	5,289	1.9%	991	8.6%	64	100.0%	6,344	2.2%
Property and related expenses:
Property expenses	3,667	6.4%	471	24.3%	10	100.0%	4,148	7.0%
Real estate taxes	(1,208)	(4.5)%	(478)	(30.5)%	—	—%	(1,686)	(5.9)%
Ground leases	121	6.4%	466	94.1%	—	—%	587	24.6%
Total	2,580	3.0%	459	11.5%	10	100.0%	3,049	3.4%
Net Operating Income, as defined	$2,709	1.5%	$532	7.1%	$54	100.0%	$3,295	1.7%

Net Operating Income increased $3.3 million, or 1.7%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily resulting from:

•An increase in Net Operating Income of $2.7 million, or 1.5%, attributable to the Same Store Properties, which was driven by the following activity:

•An increase in total operating revenues of $5.3 million, or 1.9%, primarily due to:

•$4.6 million net increase in non-recurring revenue items primarily related to bankruptcy and tenant restoration income of $4.9 million in 2024 and higher revenue from certain tenants on cash basis of revenue recognition of $0.9 million in 2024, partially offset by tenant restoration income $1.2 million in 2023; and

•$3.4 million increase due to higher recoverable operating expenses of $2.9 million in 2024, of which $1.3 million is attributable to an approximately 455,000 square foot building in the San Francisco Bay area that was previously tenant-managed becoming landlord-managed, and an increase of $0.5 million in parking income in 2024; partially offset by

•$2.7 million decrease in operating revenues from net lease expirations; and

•A net increase in property and related expenses of $2.6 million, or 3.0%, primarily due to utilities, security expenses, contract services, and repairs and maintenance of $3.8 million due to cost increases, which includes $1.2 million related to the aforementioned building that was previously tenant-managed becoming landlord-managed, partially offset by $1.2 million of property tax refunds; and

•An increase in Net Operating Income of $0.5 million, or 7.1%, attributable to the Development Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased $6.7 million, or 27.0%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a decrease in share-based compensation expense.

Leasing Costs

Leasing costs increased $0.5 million, or 27.1%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in leasing overhead during the three months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization increased $6.7 million, or 7.8%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the following:

•An increase of $4.4 million attributable to the Same Store Properties primarily due to an early lease termination in the third quarter of 2024; and

•An increase of $2.3 million attributable to the Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization and capitalized interest, including capitalized debt discounts and deferred financing cost amortization, for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$57,235	$49,893	$7,342	14.7%
Capitalized interest and deferred financing costs	(20,827)	(20,056)	(771)	3.8%
Interest expense	$36,408	$29,837	$6,571	22.0%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $7.3 million, or 14.7%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to an increase in the average outstanding debt balance and an increase in the weighted average interest rate for the three months ended September 30, 2024.

Capitalized interest and deferred financing costs increased $0.8 million, or 3.8%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in the weighted average interest and loan fee amortization rate during the three months ended September 30, 2024. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs, resulting in higher amounts being expensed.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $0.7 million, or 12.3%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to lower rental income driven by a temporary decrease in occupancy during the third quarter of 2024 at one property held in a consolidated property partnership and a lease expiration payment received during the third quarter of 2023 at another property held in a consolidated property partnership. The amounts reported for the three months ended September 30, 2024 and 2023 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC and 303 Second Street Member, LLC and the noncontrolling interest’s share of net income for Redwood City Partners, LLC. See Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$151,509	$164,957	$(13,448)	(8.2)%
Net income attributable to noncontrolling common units of the Operating Partnership	1,469	1,612	(143)	(8.9)%
Net income attributable to noncontrolling interests in consolidated property partnerships	14,942	18,673	(3,731)	(20.0)%
Net income	$167,920	$185,242	$(17,322)	(9.4)%
Unallocated expense (income):
General and administrative expenses	54,596	71,356	(16,760)	(23.5)%
Leasing costs	6,751	4,550	2,201	48.4%
Depreciation and amortization	267,061	269,262	(2,201)	(0.8)%
Interest income	(32,962)	(11,896)	(21,066)	177.1%
Interest expense	112,042	81,891	30,151	36.8%
Net Operating Income, as defined	$575,408	$600,405	$(24,997)	(4.2)%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024				2023
	Same Store	Development	Acquisition	Total	Same Store	Development	Acquisition	Total
	(in thousands)
Operating revenues:
Rental income	$798,184	$38,512	$64	$836,760	$819,586	$32,508	$—	$852,094
Other property income	10,862	1,628	—	12,490	7,833	751	—	8,584
Total	809,046	40,140	64	849,250	827,419	33,259	—	860,678
Property and related expenses:
Property expenses	173,509	6,673	10	180,192	163,233	5,000	—	168,233
Real estate taxes	77,324	7,601	—	84,925	79,275	5,593	—	84,868
Ground leases	5,996	2,729	—	8,725	5,673	1,499	—	7,172
Total	256,829	17,003	10	273,842	248,181	12,092	—	260,273
Net Operating Income, as defined	$552,217	$23,137	$54	$575,408	$579,238	$21,167	$—	$600,405

	Nine Months Ended September 30, 2024 as compared to the Nine Months Ended September 30, 2023
	Same Store		Development		Acquisition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(21,402)	(2.6)%	$6,004	18.5%	$64	100.0%	$(15,334)	(1.8)%
Other property income	3,029	38.7%	877	116.8%	—	—%	3,906	45.5%
Total	(18,373)	(2.2)%	6,881	20.7%	64	100.0%	(11,428)	(1.3)%
Property and related expenses:
Property expenses	10,276	6.3%	1,673	33.5%	10	100.0%	11,959	7.1%
Real estate taxes	(1,951)	(2.5)%	2,008	35.9%	—	—%	57	0.1%
Ground leases	323	5.7%	1,230	82.1%	—	—%	1,553	21.7%
Total	8,648	3.5%	4,911	40.6%	10	100.0%	13,569	5.2%
Net Operating Income, as defined	$(27,021)	(4.7)%	$1,970	9.3%	$54	100.0%	$(24,997)	(4.2)%

Net Operating Income decreased $25.0 million, or 4.2%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily resulting from:

•A decrease in Net Operating Income of $27.0 million, or 4.7%, attributable to the Same Store Properties, which was driven by the following activity:

•A decrease in total operating revenues of $18.4 million, or 2.2%, primarily due to:

•$9.9 million increase due to higher recoverable operating expenses of $6.9 million in 2024, of which $4.9 million is attributable to an approximately 455,000 square foot building in the San Francisco Bay area that was previously tenant-managed becoming landlord-managed, and an increase of $3.0 million in parking income in 2024; and

•$6.3 million increase from new and renewal leasing; offset by

•$24.1 million decrease from lease expirations net of lease termination income; and

•$10.5 million net decrease in non-recurring revenue items primarily related to a net $5.9 million of revenue adjustments for tenant credit worthiness considerations and lower revenue from certain tenants on a cash basis of revenue recognition in 2024, and $11.2 million of 2023 tenant restoration income, partially offset by $6.6 million of 2024 bankruptcy and tenant restoration income; partially offset by

•A net increase in property and related expenses of $8.6 million, or 3.5%, primarily due to higher insurance, janitorial, contract services, and security expenses of $10.6 million due to cost increases, which includes $4.6 million related to the aforementioned building that was previously tenant-managed becoming landlord-managed, partially offset by $2.0 million of property tax refunds; and

•An increase in Net Operating Income of $2.0 million, or 9.3%, attributable to the Development Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased $16.8 million, or 23.5%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in share-based compensation expense.

Leasing Costs

Leasing costs increased $2.2 million, or 48.4%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in leasing overhead during the nine months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization decreased $2.2 million, or 0.8%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the following:

•A decrease of $7.0 million attributable to the Same Store Properties primarily due to an in-place lease intangible asset becoming fully amortized in the second quarter of 2023; partially offset by

•An increase of $4.8 million attributable to the Development Properties.

Interest Expense

The following table sets forth our gross interest expense, including debt discounts and deferred financing cost amortization, and capitalized interest, including capitalized debt discounts and deferred financing cost amortization for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$173,191	$139,148	$34,043	24.5%
Capitalized interest and deferred financing costs	(61,149)	(57,257)	(3,892)	6.8%
Interest expense	$112,042	$81,891	$30,151	36.8%

Gross interest expense, before the effect of capitalized interest and deferred financing costs, increased $34.0 million, or 24.5%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to an increase in the average outstanding debt balance and an increase in the weighted average interest rate for the nine months ended September 30, 2024.

Capitalized interest and deferred financing costs increased $3.9 million, or 6.8%, as compared to the nine months ended September 30, 2023, primarily due to an increase in the weighted average interest and loan fee amortization rate during the nine months ended September 30, 2024. In the event of an extended cessation of development or redevelopment activities to get any of these projects ready for its intended use, such projects could potentially no longer qualify for capitalization of interest or other carrying costs, resulting in higher amounts being expensed.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $3.7 million or 20.0%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to lower rental income due to decreased occupancy at one property held in a consolidated property partnership and lower rental income due a temporary decrease in occupancy during the third quarter of 2024 at another property held in a consolidated property partnership. The amounts reported for the nine months ended September 30, 2024 and 2023 are comprised of the noncontrolling interest’s share of net income for 100 First Street Member, LLC and 303 Second Street Member, LLC and the noncontrolling interest’s share of net income for Redwood City Partners, LLC. See Note 1 “Organization, Ownership and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flows from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2024 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of September 30, 2024, we had approximately $625.4 million in cash and cash equivalents and $1.1 billion available under our unsecured revolving credit facility. In January 2024, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering at an interest rate of 6.250%. In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility to maintain the existing $1.1 billion borrowing capacity and extend the maturity date to July 31, 2028, repaid $200.0 million on its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”), and extended the maturity date on an aggregate principal amount of $200.0 million of the remaining $320.0 million by 12 months to October 3, 2025. In September 2024, the Operating Partnership repaid the $120.0 million outstanding on the 2022 Term Loan Facility. Our next debt maturity of $403.7 million occurs in December 2024. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds, and there can be no assurances that we will successfully obtain such financings.

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

On September 16, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on September 30, 2024 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on September 30, 2024, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 9, 2024 were $64.4 million.

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

Capitalization

As of September 30, 2024, our total debt as a percentage of total market capitalization was 52.2%, which was calculated based on the closing price per share of the Company’s common stock of $38.70 on September 30, 2024 as shown in the following table:

	Shares/Units at September 30, 2024	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility due 2025 (3)		200,000	2.1%
Unsecured Senior Notes due 2024		403,712	4.2%
Unsecured Senior Notes due 2025		400,000	4.1%
Unsecured Senior Notes Series A & B due 2026		250,000	2.6%
Unsecured Senior Notes due 2028 (4)		400,000	4.1%
Unsecured Senior Notes due 2029		400,000	4.1%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.6%
Unsecured Senior Notes due 2030		500,000	5.2%
Unsecured Senior Notes due 2031		350,000	3.6%
Unsecured Senior Notes due 2032 (4)		425,000	4.5%
Unsecured Senior Notes due 2033 (4)		450,000	4.7%
Unsecured Senior Notes due 2036		400,000	4.1%
Secured debt		608,211	6.3%
Total debt		$5,036,923	52.2%
Equity and Noncontrolling Interests in the Operating Partnership: (5)
Common limited partnership units outstanding (6)	1,150,574	$44,527	0.5%
Shares of common stock outstanding	118,046,674	4,568,406	47.3%
Total Equity and Noncontrolling Interests in the Operating Partnership		$4,612,933	47.8%
Total Market Capitalization		$9,649,856	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2024: $27.0 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt and $8.8 million of unamortized discounts for the unsecured senior notes.
(2)    As of September 30, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(3)    The maturity date may be extended by two 12-month periods, at the Operating Partnership’s option.
(4)    Green bond.
(5)    Value based on closing price per share of our common stock of $38.70 as of September 30, 2024.
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

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2024 and December 31, 2023:

	Unsecured Revolving Credit Facility
	September 30, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.96%	6.38%
Facility fee-annual rate (3)	0.200%
Maturity date (4)	July 31, 2028	July 31, 2025
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of September 30, 2024 and December 31, 2023. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 0.900% based on our credit rating as of September 30, 2024 and December 31, 2023. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of September 30, 2024 and December 31, 2023, $13.6 million and $3.2 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

In connection with amending and restating the unsecured revolving credit facility, the Operating Partnership repaid $200.0 million of its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on $200.0 million of the remaining $320.0 million principal balance by 12 months to October 3, 2025 (the “2024 Term Loan Facility”). The following table summarizes the balance and terms of our 2024 Term Loan Facility as of September 30, 2024:

2024 Term Loan Facility
September 30, 2024
(in thousands)
Outstanding borrowings	$200,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$200,000
Interest rate (2)	6.16%
Maturity date (3)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of September 30, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of September 30, 2024. Additionally, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of September 30, 2024, $1.6 million of unamortized deferred financing costs, inclusive of unamortized initial issuance costs transferred from the 2022 Term Loan Facility, remained to be amortized through the maturity date of the 2024 Term Loan Facility.
(3)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

In September 2024, the Operating Partnership repaid the $120.0 million outstanding on its 2022 Term Loan Facility. The following table summarizes the balance and terms of our 2022 Term Loan Facility as of December 31, 2023:

2022 Term Loan Facility
December 31, 2023
(in thousands)
Outstanding borrowings	$520,000
Remaining borrowing capacity	—
Total borrowing capacity	$520,000
Interest rate (1)	6.41%
Undrawn facility fee-annual rate (2)	0.200%
Maturity date	October 3, 2024
____________________
(1)Our 2022 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 0.950% based on our credit rating as of December 31, 2023.
(2)Our undrawn facility fee was paid on a quarterly basis and was calculated based on the remaining borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs. As of December 31, 2023, $2.3 million of unamortized deferred financing costs remained to be amortized through the maturity date of our 2022 Term Loan Facility.

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

At-The-Market Stock Offering Program

In March 2024, the Company terminated its at-the-market (“ATM”) stock offering program (the “2018 ATM Program”) and commenced a new at-the-market stock offering program (the “2024 ATM”), under which we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not complete any sales of common stock under either program during the nine months ended September 30, 2024.

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

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of September 30, 2024 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2025 (1)	$200,000
Unsecured Senior Notes due 2024	403,712
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028 (2)	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032 (2)	425,000
Unsecured Senior Notes due 2033 (2)	450,000
Unsecured Senior Notes due 2036	400,000
Secured Debt	608,211
Total Unsecured and Secured Debt (3)	5,036,923
Less: Unamortized Net Discounts and Deferred Financing Costs (4)	(35,767)
Total Debt, Net	$5,001,156
________________________
(1)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s option.
(2)Green bond.
(3)As of September 30, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(4)Includes $27.0 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes and secured debt and $8.8 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2024 and December 31, 2023 was as follows:

	Percentage of Total Debt (1) (2)		Weighted Average Interest Rate (1) (2)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Secured vs. unsecured:
Unsecured	87.9%	87.7%	4.0%	4.0%
Secured	12.1%	12.3%	5.1%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	4.0%	10.5%	6.2%	6.4%
Fixed-rate (3)	96.0%	89.5%	4.0%	3.8%
Stated rate (3)			4.1%	4.1%
GAAP effective rate (4)			4.2%	4.1%
GAAP effective rate including debt issuance costs			4.4%	4.3%
________________________
(1)    As of the end of the period presented.
(2)    As of September 30, 2024 and December 31, 2023, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)    Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

Refer to our 2023 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the nine months ended September 30, 2024 other than the debt activity discussed under “Liquidity Sources.”

Other Liquidity Uses

Development

We believe we may spend between $50.0 million to $75.0 million on development projects throughout the remainder of 2024. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts, or on the timelines currently contemplated, or at all.

Debt Maturities

We believe our conservative leverage, staggered debt maturities and our unsecured revolving credit facility provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility to maintain the existing $1.1 billion borrowing capacity and extend the maturity date to July 31, 2028, repaid $200.0 million on its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on an aggregate principal amount of $200.0 million of the remaining $320.0 million by 12 months to October 3, 2025. In September 2024, the Operating Partnership repaid the $120.0 million outstanding on the 2022 Term Loan Facility. Our next debt maturity of $403.7 million occurs in December 2024. We may, however, repurchase certain of our unsecured senior notes from time to time prior to maturity (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

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

Share Repurchases

In February 2024, the Company's Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) that authorizes the repurchase of shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. The Share Repurchase Program supersedes and replaces the Company’s existing share repurchase program. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. We did not repurchase any common stock under the Share Repurchase Program during the nine months ended September 30, 2024.

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit and Term Loan Facilities and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of September 30, 2024
Total debt to total asset value	less than 60%	33%
Fixed charge coverage ratio	greater than 1.5x	3.2x
Unsecured debt ratio	greater than 1.67x	3.08x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.58x

Unsecured Senior Notes due 2024, 2025, 2028, 2029, 2030, 2032, 2033, and 2036 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	37%
Interest coverage	greater than 1.5x	5.1x
Secured debt to total asset value	less than 40%	4%
Unencumbered asset pool value to unsecured debt	greater than 150%	282%

The Operating Partnership was in compliance with all of its debt covenants as of September 30, 2024. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents and restricted cash. Our historical cash flows activity for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$432,912	$492,366	$(59,454)	(12.1)%
Net cash used in investing activities	(133,548)	(660,477)	526,929	(79.8)%
Net cash (used in) provided by financing activities	(184,132)	439,526	(623,658)	(141.9)%
Net increase in cash and cash equivalents	$115,232	$271,415	$(156,183)	(57.5)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. See additional information under the caption “—Results of Operations.” Our net cash provided by operating activities decreased by $59.5 million, or 12.1%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in the retirement liability associated with our former CEO, who departed the Company in early 2024, as well as increased property tax payments made during the nine months ended September 30, 2024.

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $526.9 million, or 79.8%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the maturity of certificates of deposit during the nine months ended September 30, 2024.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. During the nine months ended September 30, 2024, we had net cash used in financing activities of $184.1 million as compared to net cash provided by financing activities of $439.5 million during the nine months ended September 30, 2023, primarily due to the $320 million repayment of the 2022 Term Loan Facility and a decrease in borrowings during the nine months ended September 30, 2024.

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

The following table presents our FFO for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income available to common stockholders	$52,378	$52,762	$151,509	$164,957
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	509	515	1,469	1,612
Net income attributable to noncontrolling interests in consolidated property partnerships	4,786	5,460	14,942	18,673
Depreciation and amortization of real estate assets	90,243	83,518	262,292	263,662
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(7,468)	(8,208)	(23,454)	(27,045)
Funds From Operations (1) (2)	$140,448	$134,047	$406,758	$421,859
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $4.2 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively, and $15.1 million and $15.0 million for the nine months ended September 30, 2024 and 2023, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2024, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2024, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended September 30, 2024.

Period	Total Number of Shares of Stock Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	587,099	$36.95	—	—
August 1, 2024 - August 31, 2024	694	34.49	—	—
September 1, 2024 - September 30, 2024	—	—	—	—
Total	587,793	$36.95	—	—
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
(2)During the three months ended September 30, 2024, 578,341 shares of common stock were remitted to the Company to satisfy tax withholding obligations in connection with our former CEO's distribution of restricted stock units associated with his retirement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

(a).None
(b).None
(c).During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2024.

KILROY REALTY CORPORATION

By:	Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

By:	Jeffrey R. Kuehling
Jeffrey R. Kuehling Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By:	Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2024.

KILROY REALTY, L.P.

BY: KILROY REALTY CORPORATION
Its general partner

By:	Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

By:	Jeffrey R. Kuehling
Jeffrey R. Kuehling Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By:	Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)