Form 10-K
period 2024-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2025-02-13
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
☐
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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
Kilroy Realty Corporation  Yes ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $3,649,816,084 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2024.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 7, 2025, 118,136,676 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2024, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors and a former executive officer and director. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings, and cause changes in its line of business, capital structure, and distribution policies.

There are a few differences between the Company and the Operating Partnership that are reflected in the disclosures in this Form 10-K. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company is a REIT, the only material asset of which is the partnership interests it holds in the Operating Partnership. As a result, the Company generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Company itself is not directly obligated under any indebtedness, but generally guarantees all of the debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business, and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company generally contributes to the Operating Partnership in exchange for units of partnership interest, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness, or through the issuance of units of partnership interest.

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

•Combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort, and expense; and

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

PART I

This document contains certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential, or proposed acquisitions, plans to grow our net operating income and funds from operations, our ability to re-lease properties at or above current market rates, anticipated market conditions, demographics and other forward-looking financial data, as well as the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Influence Future Results of Operations.” Forward-looking statements are based on our current expectations, beliefs and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results, or events. All forward-looking statements are based on information that was available and speak only as of the dates on which they were made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

In addition, this report contains information and statistics regarding, among other things, the industry, markets, submarkets, and sectors in which we operate, whether our leases are above or below applicable market rents and the number of square feet of office and other space that could be developed from specific parcels of undeveloped land. We obtained this information and these statistics from various third-party sources and our own internal estimates. We believe that these sources and estimates are reliable but have not independently verified them and cannot guarantee their accuracy or completeness.

ITEM 1.    BUSINESS

The Company

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science, and mixed-use property types in the United States. The Company’s approach to modern business environments is designed to drive creativity and productivity for some of the world’s leading technology, entertainment, life science, and business services companies, and we have been consistently recognized for our leadership in sustainability and building operations. The Company owns, develops, acquires, and manages real estate assets, consisting primarily of premier properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin, which we believe have strategic advantages and strong barriers to entry. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). We own our interests in all of our real estate assets through Kilroy Realty, L.P. (the “Operating Partnership”) and generally conduct substantially all of our operations through the Operating Partnership.

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2024:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office Properties (2)	123	17,142,721	428	82.8%
________________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2024 Average Occupancy
Stabilized Residential Properties	3	1,001	92.5%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service.

We did not have any properties or undeveloped land held for sale at December 31, 2024. As of December 31, 2024, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process redevelopment projects - tenant improvement	2	100,000
In-process development projects - under construction	1	875,000
________________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which, as of December 31, 2024, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of December 31, 2024, all of our properties and development and redevelopment projects, and all of our business was conducted in the state of California, with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project located in Austin, Texas. All of our properties and development and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2024, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of December 31, 2024, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

We own our interests in all of our real estate assets through the Operating Partnership and generally conduct substantially all of our operations through the Operating Partnership, of which we owned an approximate 99.0% common general partnership interest as of December 31, 2024. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of December 31, 2024 was owned by non-affiliated investors and a former executive officer and director. With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

The following documents relating to corporate governance are also available on our website under “Investors —Overview —Governance Documents” and available in print to any security holder upon request:

•Corporate Governance Guidelines;

•Code of Business Conduct and Ethics;

•Policies and Procedures Concerning Consideration of Director Candidates;

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

Business and Growth Strategies

Growth Strategies.  We believe that a number of strategies will enable us to continue to achieve our objectives of long-term sustainable growth in Net Operating Income (defined below) and FFO (defined below), and the maximization of long-term stockholder value, including:

•Operating strategies

•Development and redevelopment strategies

•Capital recycling strategies

•Financing strategies

•Sustainability strategies

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

Operating Strategies.  We focus on enhancing our long-term sustainable growth in Net Operating Income and FFO from our properties by:

•maximizing cash flows through new and renewal leasing activity;

•managing portfolio credit risk through effective underwriting, including the use of credit enhancements to mitigate individual tenant credit risks;

•maintaining and developing long-term relationships with industry-leading companies in our markets;

•managing operating expenses through the efficient use of internal property management, leasing, marketing, financing, accounting, legal, and construction and development management functions;

•investing in capital improvements to enhance the competitive advantages of our properties in their respective markets and integrating technology, including building management systems, security operation centers, and tenant experience solutions to provide a premium experience to our tenant base while reducing operating costs; and

•attracting and retaining motivated employees to meet our operating and financial goals.

Development and Redevelopment Strategies. We and our predecessors have developed office properties primarily located in California since 1947. As of December 31, 2024, we had two redevelopment projects in the tenant improvement phase totaling approximately 100,000 square feet and one development project under construction totaling approximately 875,000 square feet of office and life science space. Our future development pipeline was comprised of eight potential development sites representing approximately 64 gross acres of undeveloped land on which we believe could develop over 6.0 million square feet of office, life science, residential, and retail space. We execute on our development and redevelopment strategies by:

•developing or redeveloping assets in highly populated, amenity rich, supply-constrained locations that are attractive to a broad array of tenants;

•being the premier provider of modern and collaborative office, life science, and mixed-use projects on the West Coast and in Austin, Texas, with a focus on design and environment;

•maintaining a disciplined approach and commencing development only when appropriate based on market conditions, focusing on pre-leasing, developing in stages / phasing, and cost control;

•self-funding our development and redevelopment activities primarily through internally generated free cash flows and/or selective disposition activity;

We may engage in the additional development and redevelopment of office, life science, and mixed-use properties when market conditions support a favorable risk-adjusted return on such projects. We expect that our significant working relationships with tenants, municipalities, and landowners on the West Coast and in Austin, Texas will give us further access to additional opportunities in the future.

Capital Recycling Strategies.  We believe we are well-positioned to acquire and/or dispose of properties due to our extensive experience and proven track record of capital allocation. Against the backdrop of market volatilities, we intend to evaluate opportunities based on:

•submarket dynamics for the property being evaluated, which may include job growth of companies or industries located in that area and/or current or future competitive supply;

•physical characteristics of the property, which help determine the revenue growth potential over time, as well as the capital required to maintain and/or grow that revenue; and

•investment returns, including both the in-place income and the future income, factoring in projections of occupancy and rents over time.

Financing Strategies.    Our financing policies and objectives are determined by our board of directors. Our goal is to maintain significant liquidity and a conservative leverage ratio. Our financing strategies include:

•maintaining financial flexibility, including a significant unencumbered asset base;

•maximizing our ability to access a variety of public and private capital sources;

•maintaining a staggered debt maturity schedule to limit risk exposure at any particular point in the capital and credit market cycles;

•completing financing in advance of capital needs;

•managing interest rate exposure by primarily financing on a fixed-rate basis; and

•maintaining an investment grade credit rating.

We utilize multiple sources of capital, including borrowings under our unsecured revolving credit facility and our unsecured term loan facility, proceeds from the issuance of public or private debt or equity securities, and other bank and/or institutional borrowings, and our capital recycling program. There can be no assurance that we will be able to obtain capital as needed on terms favorable to us or at all. (See the discussion under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and “Item 1A. Risk Factors.”)

Sustainability Strategies. Our longstanding leadership in sustainability in real estate is globally recognized, and our commitment to sustainable operations remains strong. Our vision is a resilient portfolio that minimizes the environmental impact of our buildings while maximizing the health and productivity of our tenants, employees, and communities, while also delivering compelling returns to stockholders. Our board of directors, through the Corporate Social Responsibility and Sustainability Committee (the “CSR&S Committee”) in conjunction with management, currently oversee and advance the Company’s corporate social responsibility and sustainability initiatives. The CSR&S Committee recognizes that community engagement and sustainable operations benefit our investors, tenants, and other stakeholders and are key to preserving our Company’s value and credibility.

As a result of our commitment to sustainability, we have consistently received high rankings in sustainability performance by the Global Real Estate Sustainability Benchmark (“GRESB”). In 2024, we were proud to earn the highly competitive GRESB 5 Star designation for both our standing assets and development portfolio. We have been recognized with the U.S. EPA ENERGY STAR® Partner of the Year Sustained Excellence Award for the last nine years, and the U.S. EPA’s National Top 100 list of largest green power users. We have also been included on Newsweek’s list of America’s Most Responsible Companies since 2020, and in 2024 Kilroy was awarded the Green Lease Leader of the Decade award.

We manage our properties to offer the maximum degree of utility and operational efficiency to our tenants. Reducing energy use year over year is an ongoing aspect of our operational strategy. We pursue a variety of strategies to drive energy efficiency across the portfolio, such as utility use monitoring, systematic energy auditing, mechanical, lighting, and other building upgrades, optimizing operations and engaging tenants. We collaborate with our tenants on efforts to reduce their energy and water consumption and increase recycling diversion and compost rates. Many of our existing and prospective tenants have ambitious sustainability targets of their own, and we engage with tenants on a range of sustainability topics throughout each year. We aim to incorporate green lease language into all of our new leases, and the majority of our leases also include a cost recovery clause for resource-efficiency related capital expenditures. Green leases (also known as aligned leases, high performance leases or energy efficient leases) aim to align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources, and ensure the efficient operation of buildings. We have received the Institute for Market Transformation’s (“IMT’s”) Green Lease Leaders award for 11 consecutive years.

We build our new development and redevelopment projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our office and life science new development projects pursue LEED certification, at the Platinum or Gold level. We are actively pursuing LEED Gold certification for one approximately 875,000 square foot office and life science project under construction.

We identify climate change as a risk to our Company, its tenants, and our other stakeholders. These risks may include transitional risks such as policy, market, technology, and reputational concerns, as well as physical risks, and are a focus area for the board of directors and management. Climate-related risks are governed by the board of directors through the CSR&S Committee and by management through a newly established ESG Steering Committee which includes members from Asset Management, Development & Construction, Finance, Accounting, Human Resources, Investments, Leasing, Legal, and Sustainability. We are proud to have achieved carbon neutral operations since 2020. This means that the entirety of our Scope 1 and Scope 2 emissions, and scope 3 downstream leased assets emissions are offset through a combination of energy efficiency measures, onsite and offsite renewables, renewable energy credits (RECs), and verified carbon offsets. Our annual sustainability report includes additional detail on our carbon neutral operations strategy, other voluntary sustainability goals, as well as portfolio-wide energy, carbon, water, and waste data which are subject to a limited assurance process conducted by an independent third party.

Significant Tenants

As of December 31, 2024, our 20 largest tenants in terms of annualized base rental revenues represented approximately 53.6% of our total annualized base rental revenues, defined as annualized monthly contractual rents from existing tenants as of December 31, 2024. Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue.

For further information on our 20 largest tenants and the composition of our tenant base, see “Item 2. Properties —Significant Tenants.”

Competition

We compete with other developers, owners, operators, and acquirers of office and life science properties, undeveloped land, and other commercial real estate, including mixed-use, and residential real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. For further discussion of the potential impact of competitive conditions on our business, see “Item 1A. Risk Factors.”

Segment and Geographic Financial Information

During 2024 and 2023, we had one reportable segment. See Note 26 “Segments” to our consolidated financial statements included in this report for information regarding our reportable segment. For information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations.”

As of December 31, 2024, all of our properties and development and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington and one stabilized office property and one future development project located in Austin, Texas. As of December 31, 2024, all of our properties and development and redevelopment projects were 100% owned, excluding four office properties owned by three consolidated property partnerships.

Human Capital Resources

As of December 31, 2024, we employed 229 people through the Operating Partnership. We believe our people are our greatest resource and managing and developing talent is our most important responsibility. Our human capital development goals and initiatives demonstrate our commitment to enhancing employee growth, satisfaction, and wellness while maintaining a collaborative and inclusive culture. Our approach is designed to, among other things, attract, retain, develop, and incentivize talented and experienced individuals in the highly competitive employment and commercial real estate markets in which we operate. Several of our human capital development initiatives include the following:

Talent Acquisition and Retention. We are committed to fostering a performance-based culture. As a result, we focus on recruiting and retaining talent based on merit without discrimination on the basis of any legally protected characteristic. We strive to cultivate a culture of engagement and inclusion, and we believe this commitment will allow us to attract and retain a highly qualified workforce to better serve our stakeholders. To emphasize this commitment, we have developed programming to promote workplace diversity and inclusion, and we continue to require mandatory unconscious bias training for all employees. As of December 31, 2024, our workforce was 56% female and 46% was ethnically diverse. In December 2023, we announced the appointment of Angela M. Aman as our new Chief Executive Officer and a director on our Board, effective January 22, 2024. Following her appointment, three of our eight directors (or 38%) are women. In addition, in May 2024, we announced the appointment of Daryl J. Carter as a member of our Board, resulting in 12.5% of our directors being racially or ethnically diverse.

Training and Education. We support the continual growth and development of our employees through various training and education programs throughout their tenure at the Company, offering a portfolio of learning experiences in various modalities to elevate their knowledge, skills, and abilities. During 2024, across all teams and regions, employees participated in various training and developmental opportunities, including virtual workshops, self-paced training, in-person sessions, “lunch and learns,” online webinars, and conferences. We also conducted annual competency-based performance assessments and talent development plans for all employees.

Employee Health and Wellness. The physical and mental health and well-being of our employees is of central importance to our culture. We evaluate our health and ancillary benefits annually to ensure our benefits package is robust and competitive. We are proud to offer a comprehensive health benefits program that provides employees and their families with care and coverage built around their total health. Our offerings include a medical HDHP and two-PPO plans, dental, and vision, with over 90% of the premiums absorbed by the Company. Employees have the option to participate in an HSA with a generous Company contribution, and we offer medical FSA and dependent care FSA options. Our package also includes Company paid group LTD, Life & AD&D, with voluntary employee paid buy-up options. We periodically conduct wellness surveys to help us better tailor our employee health and wellness programs and, during 2024, we added a new fitness reimbursement benefit meant to offset the costs associated with a gym membership or fitness class participation. Our enhanced Employee Assistance Program helps support mental health and wellness and we continue to focus on providing a variety of programming in this area. In addition to offering a 401(k) plan with matching contributions and immediate vesting after 90-days of employment, in 2024, we focused on employee financial wellness by offering a variety of educational events, web workshops, and financial tips, all aimed at helping our employees improve their overall financial well-being.

Competitive Benefits and Compensation. While many companies leverage a mix of competitive salaries and ancillary benefits to attract and retain their people, we have gone beyond those traditional structures and placed more emphasis on offering an expanded comprehensive benefits program as noted above. Additional benefits include enhanced paid pregnancy and parental leave benefits, parental leave coaching, and well-being programming and activities, coordinated by the Company, that align with our core values of Belong, Connect, and Progress.

Strong Communities and Healthy Planet. We are deeply aware that our buildings are part of the larger community and that we thrive when the communities around us thrive. We are proud to make these communities better places to live and work through our volunteerism and philanthropy initiatives. For the second year in a row, our transformed “Month of Service” program delivered a more robust effort dedicated to giving back to the communities in which we operate. The company-wide initiative gave our team enhanced opportunities to connect with local organizations and meaningful causes in the spirit of community enrichment and employee volunteerism. Over 152 employees assisted 18 organizations, dedicating more than 1,200 hours, a 17% increase in number of volunteer hours provided versus 2023.

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

As of December 31, 2024, we had accrued environmental remediation liabilities of approximately $72.0 million recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process. These estimates, which we developed with the assistance of third-party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performance of environmental closure activities, construction of remedial systems and other related costs that are necessary when we develop new buildings. It is possible that we could incur additional environmental remediation costs in connection with these development projects. However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions, and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. See Note 19 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information.

Other than the accrued environmental liabilities recorded in connection with certain of our development projects, we are not aware of any such condition, liability, or concern by any other means that would give rise to material environmental liabilities. However, our assessments may have failed to reveal all environmental conditions, liabilities, or compliance concerns; there may be material environmental conditions, liabilities, or compliance concerns that arose at a property after the review was completed; future laws, ordinances, or regulations may impose material additional environmental liability; and environmental conditions at our properties may be affected in the future by tenants, third parties, or the condition of land or operations near our properties, such as the presence of underground storage tanks or migrating plumes. We cannot be certain that costs of future environmental compliance will not have an adverse effect on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations, and to pay dividends and distributions to security holders.

Use of hazardous materials by some of our tenants.    Some of our tenants handle hazardous substances and waste on our properties as part of their routine operations. Environmental laws and regulations may subject these tenants, and potentially us, to liability resulting from such activities. We generally require our tenants in their leases to comply with these environmental laws and regulations and to indemnify us for liabilities arising out of or related to their operations and any non-compliance with environmental laws. As of December 31, 2024, other than routine cleaning materials and chemicals used in routine office operations, approximately 1-2% of our tenants handled hazardous substances and/or wastes on approximately 4-5% of the aggregate square footage of our properties as part of their business operations. These tenants are primarily involved in the life sciences business. The hazardous substances and wastes are primarily comprised of diesel fuel for emergency generators and small quantities of lab and light manufacturing chemicals, including, but not limited to, alcohol, ammonia, carbon dioxide, cryogenic gases, dichlorophenol, methane, naturalyte acid, nitrogen, nitrous oxide, and oxygen which are routinely used by life science companies. We are not aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties, and management does not believe that on-going activities by our tenants will have a material adverse effect on our operations.

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

Potential environmental liabilities may exceed our environmental insurance coverage limits, transactional indemnities or holdbacks.    We carry what we believe to be commercially reasonable environmental insurance. Our environmental insurance policies are subject to various terms, conditions, and exclusions. Similarly, in connection with some transactions we obtain environmental indemnities and holdbacks that may not be honored by the indemnitors, may be less than the resulting liabilities or may otherwise fail to address the liabilities adequately. Therefore, we cannot provide any assurance that our insurance coverage or transactional indemnities will be sufficient or that our liability, if any, will not have a material adverse effect on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations, and to pay dividends and distributions to security holders.

SUMMARY RISK FACTORS

The following section sets forth a summary of material factors that may adversely affect our business and operations. For a more extensive discussion of these factors, see “1A. Risk Factors” contained in this report.
•Global market, economic, and geopolitical conditions may adversely affect our business, results of operations, liquidity, and financial condition, and those of our tenants.
•Many of our costs, such as operating and general and administrative expenses, interest expense and real estate construction costs, as well as the value of our assets, could be adversely impacted by periods of heightened inflation.
•All of our properties are located in California, Seattle, Washington, and Austin, Texas and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas.
•Potential casualty losses, such as earthquake losses, may adversely affect our financial condition, results of operations, and cash flows.
•Continuing uncertainty in the office leasing market could adversely affect our business, financial condition, results of operations, and cash flows.
•Our performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry.
•We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds, and cash flows.
•Downturns in tenants’ businesses may reduce our revenues and cash flows.
•A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations, and cash flows.
•We may be unable to renew leases or re-lease available space.
•We are subject to governmental regulations that may affect the development, redevelopment, and use of our properties.
•Epidemics, pandemics or other outbreaks, and restrictions intended to prevent their spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, and to pay dividends and distributions to security holders.
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
•There are significant risks associated with property acquisitions as well as development and redevelopment.
•We face risks associated with the development and operation of mixed-use commercial properties.
•Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition, and disputes between us and our co-venturers, and could expose us to potential liabilities and losses.

•We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties, and expose us to the loss of the properties if such agreements are breached by us, terminated, or not renewed.
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
•We could be adversely affected by labor disputes, strikes, or other union job actions.
•We may not be able to meet our debt service obligations.
•The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility, and note purchase agreements may limit our ability to make distributions to the holders of our common stock.
•A downgrade in our credit ratings could materially adversely affect our business and financial condition.
•An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment, and acquisition activity and recycle capital.
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

Risks Related to our Business and Operations

Global market, economic, and geopolitical conditions may adversely affect our business, results of operations, liquidity, and financial condition, and those of our tenants. Our business may be adversely affected by global market, economic and geopolitical conditions, including general global economic and political uncertainty and dislocations in the credit markets. If these conditions become more volatile or worsen, our business, results of operations, liquidity and financial condition, and those of our tenants may be adversely affected as a result of the following consequences, among others:

•our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities, and increase our future interest expense;

•the financial condition of our tenants, many of which are technology; life science and healthcare; finance, insurance and real estate; media and professional business, and other service firms, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures, or for other reasons;

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

Many of our costs, such as operating and general and administrative expenses, interest expense, and real estate construction costs, as well as the value of our assets, could be adversely impacted by periods of heightened inflation. While inflation has moderated in 2024, the consumer price index was at significantly elevated levels for most of the year. Federal policies, volatile commodity prices and geopolitical conflicts may have exacerbated, and may continue to exacerbate, increases in the consumer price index.

A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among others, the property-related contracted services such as repairs and maintenance, janitorial, utilities, security, and insurance. Our operating expenses, with the exception of ground lease rental expenses, may be recoverable through our lease arrangements. In general, the office and life science properties are leased to tenants on a triple net, modified net, full service gross, or modified gross basis. Under a triple net lease, the tenants pay their proportionate share of real estate taxes, operating costs, and utility costs. A modified net lease is similar to a triple net lease, except the tenants are obligated to pay their proportionate share of certain operating expenses directly to the service provider. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance, and operating expenses up to the amount incurred during the “base year,” which is typically the tenant’s first year of occupancy. The tenant pays its proportionate share of increases in expenses above the base year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. At December 31, 2024, 46% of our properties were leased to tenants on a triple net basis, 27% were leased to tenants on a modified gross basis, 21% of our properties were leased to tenants on a full service gross basis, and 6% of our properties were leased to tenants on a modified net basis, in each case as a percentage of our annualized base rental revenue.

During inflationary periods, we expect to recover some increases in operating expenses from our tenants through our existing lease structures. As a result, we do not believe that inflation would result in a material adverse effect on our net operating income and operating cash flows at the property level. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures, and rent. Also, due to rising costs, our tenants may be unable to continue operating their businesses altogether. Alternatively, our tenants may decide to relocate to areas with lower rent and operating expenses where we may not currently own properties, and our tenants may cease to lease properties from us. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing. If we are unable to retain our tenants or withstand increases in operating expenses, capital expenditures, and leasing costs, we may be unable to meet our financial expectations, which may adversely affect our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, and to pay dividends and distributions to security holders.

Our general and administrative expenses consist primarily of compensation costs, technology services, and professional service fees. Rising inflation rates may require us to provide compensation increases beyond historical annual increases, which may increase our compensation costs. Similarly, technology services and professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and cash flows.

Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which consist of borrowings under our unsecured revolving credit facility and unsecured term loan facility. As of December 31, 2024, we had no borrowings under our unsecured revolving credit facility and $200.0 million outstanding under our unsecured term loan facility. However, the increases in long-term interest rates has recently and may continue to increase our financing costs over time, as we incur new debt or refinance existing debt. Increases in interest rates increase our interest costs, which reduce our cash flows and impact our ability to make distributions to stockholders. For more information, see “Item 1A. Risk Factors—Risks Related to our Indebtedness—An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital.”

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

Additionally, inflation may have a negative effect on the construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. We rely on a number of third-party suppliers and contractors to supply raw materials, skilled labor, and services for our construction projects. Certain increases in the costs of construction materials can often be managed in our development and redevelopment projects through either general budget contingencies built into our overall construction costs estimates for each of our projects or guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, no assurance can be given that our budget contingencies would accurately account for potential construction cost increases given the current severity of inflation and variety of contributing factors or that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all.

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

Higher construction costs could adversely impact our investments in real estate assets and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. Our reliance on a number of third-party suppliers and contractors may also make such investment opportunities unattainable if we are unable to sufficiently fund our projects due to significant cost increases, or are unable to obtain the resources and materials to do so reasonably due to disrupted supply chains. As a result, our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, and to pay dividends and distributions to security holders could be adversely affected over time.

All of our properties are located in California, Seattle, Washington, and Austin, Texas and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas. Because all of our properties are concentrated in California, Seattle, Washington, and Austin, Texas, we may be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within California, our properties are concentrated in Los Angeles, San Diego County, and the San Francisco Bay Area, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California, Seattle, Washington, and Austin, Texas (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation, and other factors), as well as adverse weather conditions and natural disasters that occur in those areas (such as earthquakes, wind, landslides, droughts, fires, floods, and other events). For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.

Potential casualty losses, such as earthquake losses, may adversely affect our financial condition, results of operations, and cash flows. We carry comprehensive liability, fire, extended coverage, rental loss, and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. In addition, all of our West Coast properties are located in earthquake-prone areas. We carry earthquake insurance on our properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may also discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Further, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable.

Any adverse developments in the economy or real estate market in California and the surrounding region, or in Seattle, Washington, or Austin, Texas or any decrease in demand for office space resulting from the California or Seattle, Washington, or Austin, Texas regulatory or business environment could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations, and to pay dividends and distributions to our security holders.

Continuing uncertainty in the office leasing market could adversely affect our business, financial condition, results of operations, and cash flows. Office tenants are still active in the leasing markets but are more selective in making rental decisions, and both relocating and renewing tenants are pursuing space efficiencies, which may be accompanied by reductions in the amount of space they are leasing due to the impact of hybrid work and/or a desire to manage real estate expenses. As a result, we are experiencing longer lease negotiation periods prior to signing deals. Our office tenants may elect to not renew their leases, or to renew them for less space than they currently occupy or for shorter terms, which could increase vacancy, place downward pressure on occupancy, rental rates and income, and property valuations. The need to reconfigure leased office space, either in response to evolving tenant needs or for other reasons, may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial reconfiguration of the tenant’s space is required, the tenant may find it more advantageous to relocate than to renew its lease and renovate the existing space. For more information, see “—We may be unable to renew leases or re-lease available space,” below. All of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to satisfy our debt service obligations, or make distributions to stockholders.

Our performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry. Our economic performance and the value of our real estate assets and, consequently the market value of the Company’s securities, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations, and to pay dividends and distributions to our security holders.

Events and conditions applicable to owners and operators of real estate that are beyond our control and could impact our economic performance and the value of our real estate assets may include:

•local oversupply or reduction in demand for office, mixed-use, or other commercial space, which may result in decreasing rental rates and greater concessions to tenants;

•inability to collect rent from tenants;

•vacancies or inability to rent space on favorable terms or at all;

•inability to finance property development and acquisitions on favorable terms or at all;

•increased operating costs, including insurance premiums, utilities, and real estate taxes;

•costs of complying with changes in governmental regulations;

•the relative illiquidity of real estate investments;

•declines in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing;

•changing submarket demographics;

•changes in space utilization by our tenants due to technology, economic conditions, and business culture, including a shift away from in-person work environments to flexible work arrangements and remote work;

•the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and

•property damage resulting from seismic activity or other natural disasters.

We depend upon significant tenants, and the loss of a significant tenant could adversely affect our financial condition, results of operations, ability to borrow funds, and cash flows. As of December 31, 2024, our 20 largest tenants represented approximately 53.6% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

Our financial condition, results of operations, ability to borrow funds, and cash flows would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, becomes bankrupt or insolvent, or is otherwise unable to satisfy its lease obligations.

Downturns in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2024, we derived approximately 98.5% of our revenues from rental income. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect our financial condition, results of operations and cash flows. As of December 31, 2024, as a percentage of our annualized base rental revenue for the stabilized portfolio, 54% of our tenants operated in the technology industry, 17% in the life science and health care industries, 9% in the professional, business, and other services industries, 7% in the media industry, 6% in the finance, insurance, and real estate industries, and 7% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect our financial condition, results of operations, and cash flows.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 17.2% of the total square footage of our stabilized office properties that was not occupied as of December 31, 2024. In addition, leases representing approximately 5.2% and 14.0% of the leased rentable square footage of our properties are scheduled to expire in 2025 and 2026, respectively. Above market in-place rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased, or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected. For additional information on our scheduled lease expirations, see “Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

Our properties are subject to land use rules and regulations that govern our development, redevelopment, and use of our properties, such as Title 24 of the California Code of Regulations (“Title 24”), which prescribes building energy efficiency standards for residential and nonresidential buildings in the State of California. If we were not in compliance with material provisions of Title 24 or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to our properties. Changes in the existing land use rules and regulations and approval process that restrict or delay our ability to develop, redevelop, or use our properties (such as potential restrictions on the use and/or density of new developments, water use, and other uses and activities) or that prescribe additional standards could have a material adverse effect on our financial position, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Epidemics, pandemics or other outbreaks, and restrictions intended to prevent their spread, could adversely impact our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, and to pay dividends and distributions to security holders. Epidemics, pandemics, or other outbreaks of an illness, disease, or virus that affect the markets in which we conduct our business and where our tenants are located, and actions taken to contain or prevent their further spread, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Epidemics, pandemics, or other outbreaks of an illness, disease, or virus could result in significant governmental measures being implemented to control the spread of such illness, disease, or virus, including quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue, which could adversely affect our ability and their respective abilities to adequately manage our respective businesses. If any such restrictions remain in place for an extended period of time, we may experience reductions in rents from our tenants. Although we will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who request rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

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

Our business is subject to both physical and regulatory risks associated with climate change. Climate change could trigger changes in precipitation, temperature, and air quality, and cause increases in both the frequency and severity of extreme weather events and natural disasters (including, but not limited to, storms, flooding, drought, wildfires, and extreme temperatures), all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions. As our properties are concentrated in West Coast markets of the United States and in Austin, Texas, should the impact of climate change be severe or occur for lengthy periods of time in such markets, our financial condition and results or operations could be adversely affected. Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable or at all, or by increasing the cost of energy or water. Many of the markets in which we operate are in the process of developing policies which are aimed at improving the energy efficiency of and/or reducing carbon emissions from the built environment. Regulations, such as Building Emissions Performance Standards, could result in increased operating costs at our properties (for example, capital required to upgrade HVAC equipment to improve energy efficiency) or in our inability to operate the buildings as currently intended or at all. We work to mitigate both the physical and regulatory risks associated with climate change in a number of ways, which are further explained in the Sustainability Strategies section. There can be no assurance that our strategies to mitigate the risks associated with climate change will be successful and/or that climate change will not have a material adverse effect on our properties, operations, or business.

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer, and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations and conditions, including the presence of underground storage tanks, various site uses that involved hazardous substances, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at many of these properties, not all such contamination has been remediated, further clean-up or environmental closure activities at certain of these properties is or may be required, and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. We may need to investigate or remediate contaminated soil, soil gas, landfill gas, and groundwater, and we may also need to conduct landfill closure and post-closure activities, including, for example, the implementation of groundwater and methane monitoring systems and impervious cover, and the costs of such work could exceed projected or budgeted amounts. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, or if our site redevelopment activities cause or contribute to a migration of hazardous substances, neighbors or others could make claims against us, such as for property damage, personal injury, cost recovery, or natural resources damage. As of December 31, 2024, we had accrued environmental remediation liabilities of approximately $72.0 million on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third-party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, construction remedial systems, and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new office properties at these sites. It is possible that we could incur additional environmental remediation costs in connection with future development projects. However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions, and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. Unknown or unremediated contamination or compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities” and Note 19 “Commitments and Contingencies” to our consolidated financial statements included in this report.

We may be unable to complete acquisitions and successfully operate acquired properties. We continually evaluate the market of available properties and may continue to acquire office or mixed-use properties and undeveloped land when strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them is subject to various risks, including the following:

•we may potentially be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded and private REITs, institutional investment funds, and other real estate investors;

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

There are significant risks associated with property acquisitions as well as development and redevelopment. We may be unable to successfully complete and operate acquired, developed, and redeveloped properties, and it is possible that:

•we may be unable to lease acquired, developed, or redeveloped properties on lease terms projected at the time of acquisition, development, or redevelopment, or within budgeted timeframes;

•the operating expenses at acquired, developed, or redeveloped properties may be greater than projected at the time of acquisition, development, or redevelopment, resulting in our investment being less profitable than we expected;

•we may not commence or complete development or redevelopment properties on schedule or within budgeted amounts or at all;

•we may not be able to develop or redevelop the estimated square footage and other features of our development and redevelopment properties;

•we may suspend development or redevelopment projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs, or increases in overall costs when the development or redevelopment project is restarted;

•we may expend funds on and devote management’s time to acquisition, development, or redevelopment properties that we may not complete and as a result we may lose deposits or fail to recover expenses already incurred;

•we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•we may encounter delays or unforeseen cost increases associated with building materials or construction services resulting from trade tensions, disruptions, tariffs, duties or restrictions, or an outbreak of an epidemic or pandemic;

•we may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation; and

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

While we historically have acquired, developed, and redeveloped office properties in California and Seattle markets, over the past three years we have acquired properties in Austin, Texas, where we currently have one stabilized office property and one future development project. We may in the future acquire, develop, or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment.

We face risks associated with the development and operation of mixed-use commercial properties. We currently operate, and in the future may develop, properties either alone or through joint ventures that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail or other commercial purposes. Generally, we have less experience developing and managing non-office/life science real estate. As a result, if a development project includes non-office/life science space, we may develop that space ourselves or seek to partner with a third-party developer with more experience. If we do not partner with such a developer, or if we choose to develop the space ourselves, we would be exposed to specific risks associated with the development and ownership of non-office/life science real estate. In addition, if we elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected, which could require that we identify another joint venture partner and/or complete the project ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective tenants from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location, and amenities that the tenant seeks. With residential properties, we will also compete against apartments, condominiums, and single-family homes that are for sale or rent. Because we have less experience with residential properties, we retain third parties to manage these properties. As such, we are dependent on these third parties and their key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition, and disputes between us and our co-venturers, and could expose us to potential liabilities and losses. In addition to the 100 First LLC and 303 Second LLC strategic ventures and the Redwood City Partners, LLC venture, we may continue to co-invest in the future with third parties through partnerships, joint ventures, or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture, or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:

•we would not be able to exercise sole decision-making authority regarding the property, partnership, joint venture, or other entity, which would allow for impasses on decisions that could restrict our ability to sell or transfer our interests in such entity or such entity’s ability to transfer or sell its assets;

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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated, or not renewed. As of December 31, 2024, we owned fourteen office buildings located on various land parcels and in various regions, which we lease individually on a long-term basis, and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. As of December 31, 2024, we had approximately 2.3 million aggregate rentable square feet, or 13.6% of our total stabilized portfolio located on these leased parcels. Many of these ground leases and other restrictive agreements impose significant limitations on our use of the subject property, restrict our ability to sell or otherwise transfer our interests in the property, or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value, or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

•taxable municipal securities;

•obligations (including certificates of deposit) of banks and thrifts;

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

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting. The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

Security breaches could expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information or IT systems subject to such laws is accessed or acquired by unauthorized persons and additional regulations regarding the use, access, accuracy, and security of such data and IT systems are possible. We are subject to laws in all states that require notification. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability.

There can be no assurance that controls and efforts to maintain the security and integrity of our and third-party IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. For example, we cannot guarantee that our or third-party systems do not contain exploitable defects or bugs that result in a breach of, or disruption to, our systems. Like other businesses, we and our third-party service providers have been and expect to continue to be subject to attacks that result in unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events of varying degrees. Any perceived or actual cybersecurity incident or attack or other disruption or failure in these IT systems, or other systems or infrastructure upon which we rely, could result in unauthorized access to, and misappropriation of, confidential, sensitive, proprietary, or personal information in our possession or control.

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

•result in disclosure of information that could be used to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•result in unauthorized access to or changes to our financial accounting and reporting systems and related data;

•result in the theft of funds;

•result in our inability to maintain building systems relied on by our tenants;

•require significant management attention and resources to remedy any damage that results;

•subject us to regulatory penalties, private actions or claims for breach of contract, damages, credits, penalties, or terminations of leases or other agreements;

•increase our costs of operations; or

•damage our reputation among our tenants, investors, and others.

These events could have an adverse impact on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We face risks associated with compliance with ever evolving federal and state laws relating to the handling of information about individuals, which involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition. As part of our normal business activities, we collect, use, store, and otherwise process certain personal information, including personal information specific to business and residential tenants, investors, service providers, and our employees. We and our service providers are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards, and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation, and amendment are constantly evolving and developing.

For example, in the United States, the Federal Trade Commission, and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.

In addition, many states have adopted new or modified privacy and security laws and regulations that apply to our business. The California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act, imposes obligations on businesses that process personal information of California residents. Among other things, the CCPA requires disclosures to such residents about the data collection, use, and disclosure practices of covered businesses, provides such individuals expanded rights to access, delete, and correct their personal information, and opt-out of certain sales or transfers of personal information, and provides such individuals with a private right of action and statutory damages for certain data breaches.

The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. Other states have passed laws that will subject us to additional compliance and operational costs that will go into effect in 2025 and beyond, and other states are considering similar legislation regarding the collection, sharing, use, and other processing of information related to individuals for marketing purposes or otherwise. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

Our business is also gradually seeing the use of artificial intelligence to complement our decision making in order to improve our services and tailor our interactions. In recent years, the use of these methods has come under increased regulatory scrutiny. New laws, guidance, and/or decisions in this area may limit our ability to use our artificial intelligence models, or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs, and/or hinder our ability to improve our services. For example, in October 2023, the President of the United States issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability, and fairness in the development and use of AI. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, machine learning, and automated decision making could adversely affect our business, results of operations, and financial condition.

While we have taken commercially reasonable steps to comply with applicable data privacy and security laws, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with applicable data privacy and security laws could result in proceedings or actions against us by governmental entities or others, subject us to fines, penalties, judgments, and negative publicity, require us to change our business practices, increase our costs of operations, and adversely affect our business.

The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates. As of December 31, 2024, we estimate that our eight future development sites, representing approximately 64 gross acres of undeveloped land, provide more than 6.0 million square feet of potential density. We caution you not to place undue reliance on the potential density estimates for our undeveloped land holdings and/or any particular land parcel because they are based solely on our estimates, using data currently available to us, and our business plans as of December 31, 2024. The actual density of our undeveloped land holdings and/or any particular land parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, as well as building, occupancy, and other required governmental permits and authorizations, and changes in the entitlement, permitting, and authorization processes that restrict or delay our ability to develop, redevelop, or use undeveloped land holdings at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop, or use our undeveloped land holdings to their maximum potential density or may be unable to do so as a result of factors beyond our control, including our ability to obtain capital on terms that are acceptable to us, or at all, to fund our development and redevelopment activities. We can provide no assurance that the actual density of our undeveloped land holdings and/or any particular land parcel will be consistent with our potential density estimates. For additional information on our development program, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

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

We could be adversely affected by labor disputes, strikes, or other union job actions. If workers providing services at our properties were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition, and liquidity could be materially adversely affected. Although we believe that our relations with our service providers are good, if disputes with our service providers arise or if workers providing services at our properties engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or at our properties or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

Some of our tenants employ the services of writers, directors, actors, and other talent as well as trade employees and others who are subject to collective bargaining agreements in the entertainment industry. If expiring collective bargaining agreements cannot be renewed, then it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, including episodic strikes in the entertainment industry, as well as higher costs or operating complexities in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on our tenants’ businesses by causing delays in production, added costs or by reducing profit margins, which in turn could adversely affect our ability to collect rent from those tenants and potentially the markets in which our properties are located.

Risks Related to Our Indebtedness

We may not be able to meet our debt service obligations. As of December 31, 2024, we had approximately $4.6 billion aggregate principal amount of indebtedness, of which $606.2 million in principal payments, before the consideration of extension options, is expected to be paid during the year ending December 31, 2025. Our total debt at December 31, 2024 represented 49.0% of our total market capitalization (which we define as the aggregate of our long-term debt and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units, based on the closing price per share of the Company’s common stock as of that date). For the calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital, and capital expenditures, depends on our ability to generate cash flows in the future. Our cash flows are subject to general economic, industry, financial, competitive, operating, legislative, regulatory, environmental, and other factors, many of which are beyond our control.

The instruments and agreements governing some of our outstanding indebtedness (including borrowings under the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility, and note purchase agreements) contain provisions that require us to repurchase for cash or repay that indebtedness under specified circumstances or upon the occurrence of specified events (including upon the acquisition by any person or group of more than a specified percentage of the aggregate voting power of all the Company’s issued and outstanding voting stock, upon certain changes in the composition of a majority of the members of the Company’s board of directors, if the Company or one of its wholly-owned subsidiaries ceases to be the sole general partner of the Operating Partnership, or if the Company ceases to own, directly or indirectly, at least 60% of the voting equity interests in the

Operating Partnership), and our future debt agreements and debt securities may contain similar provisions or may require that we repay or repurchase or offer to repurchase for cash the applicable indebtedness under specified circumstances or upon the occurrence of specified changes of control of the Company or the Operating Partnership or other events. We may not have sufficient funds to pay our indebtedness when due (including upon any such required repurchase, repayment, or offer to repurchase), and we may not be able to arrange for the financing necessary to make those payments or repurchases on favorable terms or at all. In addition, our ability to make required payments on our indebtedness when due (including upon any such required repurchase, repayment, or offer to repurchase) may be limited by the terms of other debt instruments or agreements. Our failure to pay amounts due in respect of any of our indebtedness when due would generally constitute an event of default under the instrument governing that indebtedness, which could permit the holders of that indebtedness to require the immediate repayment of that indebtedness in full and, in the case of secured indebtedness, could allow them to sell the collateral securing that indebtedness and use the proceeds to repay that indebtedness. Moreover, any acceleration of or default in respect of any of our indebtedness could, in turn, constitute an event of default under other debt instruments or agreements, thereby resulting in the acceleration and required repayment of that other indebtedness. Any of these events could materially adversely affect our ability to make payments of principal and interest on our indebtedness when due and could prevent us from making those payments altogether.

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

•our financial condition, results of operations, and market conditions at the time; and

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

The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility, and note purchase agreements may limit our ability to make distributions to the holders of our common stock. The Operating Partnership’s $1.1 billion unsecured revolving credit facility, $200.0 million unsecured term loan facility, and note purchase agreements contain financial covenants that could limit the amount of distributions payable by us on our common stock and any preferred stock we may issue in the future. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and any preferred stock we may issue in the future and to satisfy our other cash needs. The agreements governing the unsecured revolving credit facility and the note purchase agreements provide that, if the Operating Partnership fails to pay any principal of, or interest on, any borrowings or other amounts payable under such agreement when due or during any other event of default under such revolving credit facility and the unsecured private placement notes, the Operating Partnership may make only those partnership distributions that result in distributions to us in an amount sufficient to permit us to make distributions to our stockholders that we reasonably believe are necessary to (a) maintain our qualification as a REIT for federal and state income tax purposes and (b) avoid the payment of federal or state income or excise tax. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the unsecured revolving credit facility, the unsecured term loan facility, the note purchase agreements or otherwise, could have a material adverse effect on the market value of our common stock.

A downgrade in our credit ratings could materially adversely affect our business and financial condition. The credit ratings assigned to the Operating Partnership’s debt securities and any preferred stock we may issue in the future could change based upon, among other things, our results of operations, and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot make assurances that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common stock and are not recommendations to buy, sell, or hold our common stock or any other securities. If any of the credit rating agencies that have rated the Operating Partnership’s debt securities or any preferred stock we may issue in the future downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity, and recycle capital. As of December 31, 2024, we had a $1.1 billion unsecured revolving credit facility and a $200.0 million unsecured term loan facility, each bearing interest at a variable rate on any amount drawn and outstanding. As of December 31, 2024, there was no amount outstanding under our unsecured revolving credit facility and $200.0 million was outstanding under our unsecured term loan facility. However, we may borrow on the unsecured revolving credit facility, borrow additional amounts under the accordion feature of the unsecured term loan facility, or incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Although the Federal Reserve began lowering interest rates in the second half of 2024, it may may increase rates in the future in an effort to curb inflation. Further interest rate increases would increase our interest costs for any variable rate debt and for new debt, which could in turn make the financing of any development, redevelopment, and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities, and we may in the future mitigate this risk through the use of derivative instruments, including interest rate swap agreements or other interest rate hedging agreements, including swaps, caps, and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that counter parties may fail to honor their obligations, that we could incur significant costs associated with the settlement of these agreements, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, that these agreements may cause us to pay higher interest rates on our debt obligations than would otherwise be the case and that underlying transactions could fail to qualify as highly-effective cash flow hedges under the accounting guidance. As a result, failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations, and to pay dividends and distributions to our security holders.

Risks Related to Our Organizational Structure

Our growth depends on external sources of capital that are outside of our control and the inability to obtain capital on terms that are acceptable to us, or at all, could adversely affect our financial condition and results of operations. The Company is required under the Code to distribute at least 90% of its taxable income (subject to certain adjustments and excluding any net capital gain), and the Operating Partnership is required to make distributions to the Company to allow the Company to satisfy these REIT distribution requirements. Because of these distribution requirements, the Operating Partnership is required to make distributions to the Company, and we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flows. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on general market conditions and the availability of credit, the market’s perception of our growth potential, our current and expected future earnings, our cash flows and cash distributions, the quoted trading price of our securities, and our credit rating. If we cannot obtain capital from third-party sources, our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.

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

The board of directors may waive the ownership limits if it is satisfied that the excess ownership would not jeopardize the Company’s REIT status and if it believes that the waiver would be in our best interests. The board of directors has waived the ownership limits with respect to our former CEO, John Kilroy, members of his family and some of their affiliated entities. These named individuals and entities may own either actually or constructively, in the aggregate, up to 19.6% of our outstanding common stock, excluding common units that are exchangeable into shares of common stock.

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

The board of directors may change investment and financing policies without stockholder or unitholder approval. Our board of directors determines our major policies, including policies and guidelines relating to our acquisition, development and redevelopment activities, leverage, financing, growth, operations, indebtedness, capitalization, and distributions to our security holders. Our board of directors may amend or revise these and other policies and guidelines from time to time without stockholder or unitholder approval. Accordingly, our stockholders and unitholders will have limited control over changes in our policies and those changes could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the board of directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2024, we had approximately $4.6 billion aggregate principal amount of indebtedness outstanding, which represented 49.0% of our total market capitalization. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service costs, which could adversely affect cash flows and our ability to pay dividends and distributions to our security holders. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2024, 118,046,674 shares of the Company’s common stock were issued and outstanding.

As of December 31, 2024, the Company had reserved for future issuance the following shares of common stock: 1,150,574 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; approximately 2.6 million shares remained available for grant under our 2006 Incentive Award Plan (see Note 16 “Share-Based and Other Compensation” to our consolidated financial statements included in this report); approximately 0.8 million shares issuable upon settlement of time-based RSUs; and a maximum of 1.4 million shares contingently issuable upon settlement of RSUs subject to the achievement of market and/or performance conditions. The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Incentive Award Plan. The Company has a currently effective registration statement registering 783,192 shares of our common stock for possible issuance to and resale by certain holders of the Operating Partnership’s common units. Consequently, if and when the shares are issued, they may be freely traded in the public markets.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. When possible and appropriate, we enter into Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and the Company’s earnings and profits could increase. This could increase the dividend income to the Company’s stockholders by reducing any return of capital they received. In some circumstances, the Company may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to the Company’s stockholders. In addition, if a Section 1031 Exchange was later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent the Company’s stockholders. Moreover, Section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

Dividends payable by REITs, including the Company, generally do not qualify for the reduced tax rates available for some dividends. “Qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates generally are subject to tax at preferential rates. Subject to limited exceptions, dividends payable by REITs are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our capital stock. However, non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

Legislative or regulatory action could adversely affect our stockholders or us. In recent years, numerous legislative, judicial, and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and any such changes may adversely impact the Company’s ability to qualify as a REIT, its tax treatment as a REIT, our ability to comply with contractual obligations or the tax treatment of our stockholders and limited partners. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is integrated with our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our overall cybersecurity program includes, amongst other things:

•security tools, technologies and processes, control reviews, policy reviews, penetration tests, and investments in our security infrastructure;
•cybersecurity awareness training exercises for our employees, including phishing simulations to raise awareness of spoofed or manipulated electronic communications, and other critical security threats;
•annual review of System and Organization (“SOC”) reports for our core third-party providers based on our assessment of their respective criticality and risk profile; and
•a Cybersecurity Incident Response Plan that provides a framework and guidelines for responding to cybersecurity incidents that may compromise the confidentiality, integrity, and availability of our critical systems and information.

Our Board has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee receives periodic reports from management on our cybersecurity risks.

We have not identified known risks, including as a result of prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – We face risks associated with perceived or actual security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems or those of our critical service providers.”

Cybersecurity Governance

Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees management’s design, implementation, and enforcement of our cybersecurity risk management program.

The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity risk oversight. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Executive Vice President, Chief Administrative Officer, Executive Vice President, General Counsel and Secretary, and Vice President, Enterprise Applications as part of the Board’s continuing education.

Our cybersecurity risk management team - including our Executive Vice President, Chief Financial Officer and Treasurer, Executive Vice President, Chief Administrative Officer, Executive Vice President, General Counsel and Secretary, Senior Vice President, Chief Accounting Officer and Controller, Senior Vice President, Information Technology, and the Vice President, Enterprise Applications - is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel, our retained external cybersecurity consultants, and the simulated tabletop exercises of our Cybersecurity Incident Response Plan, conducted at least annually to ensure our team is prepared to respond to any future cybersecurity incidents. The team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through briefings with internal and external personnel, publicly available information about cybersecurity risks and threats, and through alerts from security tools deployed in our IT environment.

Our Vice President, Enterprise Application’s experience includes a Certified Information Systems Security Professional (“CISSP”) certification, which is designed for security professionals with extensive knowledge in contemporary cybersecurity and information security practices. In addition, our Chief Executive Officer has broad expertise in overseeing cybersecurity programs, incident response teams, and information technology departments.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2024:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office Properties (2)	123	17,142,721	428	82.8%
_______________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2024 Average Occupancy
Stabilized Residential Properties	3	1,001	92.5%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service.

We did not have any properties or undeveloped land held for sale at December 31, 2024. As of December 31, 2024, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process redevelopment projects - tenant improvement	2	100,000
In-process development projects - under construction	1	875,000
________________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2024, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of December 31, 2024, all of our properties and development and redevelopment projects, and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington and one stabilized office property and one future development project located in Austin, Texas. All of our properties and development and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships.

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

In general, the office properties are leased to tenants on a full service gross, modified gross, or triple net basis. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance, and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”). The tenant pays its pro-rata share of increases in expenses above the Base Year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. In addition, some office and life science properties, primarily in Seattle and Austin and certain properties in certain submarkets in the San Francisco Bay Area, San Diego, and Los Angeles, are leased to tenants on a triple net basis, pursuant to which the tenants pay their proportionate share of real estate taxes, operating costs, and utility costs. At December 31, 2024, 46% of our properties were leased to tenants on a triple net basis, 27% of our properties were leased to tenants on a modified gross basis, and 21% of our properties were leased to tenants on a full service gross basis, and 6% of our properties were leased to tenants on a modified net basis, in each case as a percentage of our annualized base rental revenue.

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2024, all of our stabilized office properties, excluding our three residential properties, were managed through internal property managers.

Office Properties

The following table sets forth certain information relating to each of the stabilized office properties owned as of December 31, 2024.

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2024 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Los Angeles
3101-3243 La Cienega Boulevard, Culver City, California	19	2008-2017	166,207	18.6%	$1,682	$54.52
2240 East Imperial Highway, El Segundo, California	1	1983/ 2008	122,870	100.0%	3,713	30.21
2250 East Imperial Highway, El Segundo, California	1	1983	298,728	46.2%	4,653	34.03
2260 East Imperial Highway, El Segundo, California	1	1983/ 2012	298,728	100.0%	9,026	30.21
909 North Pacific Coast Highway, El Segundo, California	1	1972/ 2005	244,880	72.2%	6,725	38.03
999 North Pacific Coast Highway, El Segundo, California	1	1962/ 2003	138,389	48.7%	2,137	34.64
1350 Ivar Avenue, Los Angeles, California	1	2020	16,448	100.0%	1,005	61.10
1355 Vine Street, Los Angeles, California	1	2020	183,129	100.0%	10,882	59.42
1375 Vine Street, Los Angeles, California	1	2020	159,236	100.0%	9,805	61.58
1395 Vine Street, Los Angeles, California	1	2020	2,575	100.0%	161	62.65
1500 North El Centro Avenue, Los Angeles, California	1	2016	113,447	63.6%	4,872	67.54
1525 North Gower Street, Los Angeles, California	1	2016	9,610	100.0%	650	67.61
1575 North Gower Street, Los Angeles, California	1	2016	264,430	98.3%	15,990	61.52
6115 West Sunset Boulevard, Los Angeles, California	1	1938/ 2015	26,238	23.8%	390	62.49
6121 West Sunset Boulevard, Los Angeles, California	1	1938/ 2015	93,418	100.0%	4,605	49.29
6255 West Sunset Boulevard, Los Angeles, California	1	1971/ 1999	325,772	59.0%	9,768	52.92
3750 Kilroy Airport Way, Long Beach, California	1	1989	10,718	100.0%	128	33.52

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2024 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
3760 Kilroy Airport Way, Long Beach, California	1	1989	166,761	80.4%	4,967	37.04
3780 Kilroy Airport Way, Long Beach, California	1	1989	221,452	96.6%	7,977	38.03
3800 Kilroy Airport Way, Long Beach, California	1	2000	192,476	93.5%	5,934	32.97
3840 Kilroy Airport Way, Long Beach, California	1	1999	138,441	77.6%	4,446	41.40
3880 Kilroy Airport Way, Long Beach, California	1	1987/ 2013	96,923	51.9%	1,655	32.93
3900 Kilroy Airport Way, Long Beach, California	1	1987	130,935	87.3%	2,791	38.06
8560 West Sunset Boulevard, West Hollywood, California	1	1963/ 2007	76,359	93.6%	5,854	82.70
8570 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	49,276	99.0%	3,203	66.03
8580 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	6,875	—%	—	—
8590 West Sunset Boulevard, West Hollywood, California	1	2002/ 2007	56,750	99.7%	3,407	60.19
12100 West Olympic Boulevard, Los Angeles, California	1	2003	155,679	74.1%	8,590	74.51
12200 West Olympic Boulevard, Los Angeles, California	1	2000	154,544	32.0%	973	69.00
12233 West Olympic Boulevard, Los Angeles, California	1	1980/ 2011	156,746	54.0%	3,231	40.69
12312 West Olympic Boulevard, Los Angeles, California	1	1950/ 1997	78,900	100.0%	3,919	49.66
2100/2110 Colorado Avenue, Santa Monica, California	3	1992/ 2009	104,853	55.4%	4,580	78.79
501 Santa Monica Boulevard, Santa Monica, California	1	1974	78,509	65.0%	4,038	80.93
Subtotal/Weighted Average – Los Angeles	53		4,340,302	75.0%	$151,757	$48.25
San Diego
12225 El Camino Real, Del Mar, California	1	1998	58,401	100.0%	$2,543	$43.55
12235 El Camino Real, Del Mar, California	1	1998	53,751	100.0%	2,627	48.87
12340 El Camino Real, Del Mar, California	1	2002/ 2022	109,307	100.0%	—	—
12390 El Camino Real, Del Mar, California	1	2000	73,238	100.0%	4,237	57.85
12770 El Camino Real, Del Mar, California	1	2016	75,035	100.0%	4,226	56.33
12780 El Camino Real, Del Mar, California	1	2013	140,591	100.0%	7,137	50.77
12790 El Camino Real, Del Mar, California	1	2013	87,944	100.0%	4,940	56.18
12830 El Camino Real, Del Mar, California	1	2021	196,444	100.0%	14,419	73.40
12860 El Camino Real, Del Mar, California	1	2021	92,042	100.0%	6,621	71.93
12348 High Bluff Drive, Del Mar, California	1	1999	39,192	51.5%	926	45.90
12400 High Bluff Drive, Del Mar, California	1	2004/ 2022	216,518	100.0%	15,576	71.94
12707 High Bluff Drive, Del Mar, California	1	2017	59,245	93.5%	3,428	61.87
12777 High Bluff Drive, Del Mar, California	1	2017	44,486	100.0%	2,319	52.14

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2024 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
3579 Valley Centre Drive, Del Mar, California	1	1999	54,960	94.7%	3,085	59.30
3611 Valley Centre Drive, Del Mar, California	1	2000	132,425	100.0%	7,337	55.41
3661 Valley Centre Drive, Del Mar, California	1	2001	131,662	100.0%	4,205	33.71
3721 Valley Centre Drive, Del Mar, California	1	2003	117,777	90.3%	6,003	56.46
3811 Valley Centre Drive, Del Mar, California	1	2000	118,912	100.0%	6,782	57.03
3745 Paseo Place, Del Mar, California	1	2019	95,871	86.3%	5,876	71.00
13480 Evening Creek Drive North, San Diego, California	1	2008	143,401	56.7%	4,139	50.90
13500 Evening Creek Drive North, San Diego, California	1	2004	137,660	100.0%	6,267	45.53
13520 Evening Creek Drive North, San Diego, California	1	2004	146,701	74.2%	4,861	44.65
2100 Kettner Boulevard, San Diego, California	1	2022	212,423	30.2%	4,469	69.83
2305 Historic Decatur Road, Point Loma, California	1	2009	107,456	88.3%	4,536	47.84
9455 Towne Centre Drive, UTC, California	1	2021	160,444	100.0%	7,822	48.76
9514 Towne Centre Drive, UTC, California	1	2023	70,616	100.0%	5,220	73.92
Subtotal/Weighted Average – San Diego	26		2,876,502	89.2%	$139,601	$54.57
San Francisco Bay Area
4100 Bohannon Drive, Menlo Park, California	1	1985	47,643	100.0%	$2,640	$55.41
4200 Bohannon Drive, Menlo Park, California	1	1987	43,600	69.4%	1,477	48.78
4300 Bohannon Drive, Menlo Park, California	1	1988	63,430	63.5%	2,526	62.77
4500 Bohannon Drive, Menlo Park, California	1	1990	63,429	100.0%	4,074	64.23
4600 Bohannon Drive, Menlo Park, California	1	1990	48,413	100.0%	2,600	53.71
4700 Bohannon Drive, Menlo Park, California	1	1989	63,429	100.0%	3,513	55.39
1290-1300 Terra Bella Avenue, Mountain View, California	1	1961	114,175	100.0%	7,445	65.21
680 East Middlefield Road, Mountain View, California	1	2014	171,676	100.0%	7,763	45.22
690 East Middlefield Road, Mountain View, California	1	2014	171,215	100.0%	7,729	45.14
1701 Page Mill Road, Palo Alto, California	1	2015	128,688	100.0%	8,461	65.75
3150 Porter Drive, Palo Alto, California	1	1998	36,886	100.0%	3,277	88.83
900 Jefferson Avenue, Redwood City, California	1	2015	228,226	100.0%	13,468	59.01
900 Middlefield Road, Redwood City, California	1	2015	119,616	100.0%	10,236	85.92
100 Hooper Street, San Francisco, California	1	2018	417,914	95.5%	23,646	59.33
100 First Street, San Francisco, California	1	1988	480,457	93.6%	30,940	71.62
303 Second Street, San Francisco, California	1	1988	784,658	73.5%	51,919	91.47

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2024 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
201 Third Street, San Francisco, California	1	1983	346,538	25.5%	6,081	72.01
360 Third Street, San Francisco, California	1	2013	436,357	66.6%	25,489	88.08
250 Brannan Street, San Francisco, California	1	1907/ 2001	100,850	100.0%	10,323	102.36
301 Brannan Street, San Francisco, California	1	1909/ 1989	82,834	100.0%	7,391	89.23
333 Brannan Street, San Francisco, California	1	2016	185,602	100.0%	17,688	95.30
345 Brannan Street, San Francisco, California	1	2015	110,050	99.7%	10,551	96.16
350 Mission Street, San Francisco, California	1	2016	455,340	99.7%	24,076	53.09
345 Oyster Point Boulevard, South San Francisco, California	1	2001	40,410	100.0%	2,192	54.24
347 Oyster Point Boulevard, South San Francisco, California	1	1998	39,780	100.0%	2,158	54.24
349 Oyster Point Boulevard, South San Francisco, California	1	1999	65,340	100.0%	4,265	65.27
350 Oyster Point Boulevard, South San Francisco, California	1	2021	234,892	100.0%	18,167	77.34
352 Oyster Point Boulevard, South San Francisco, California	1	2021	232,215	100.0%	18,062	77.78
354 Oyster Point Boulevard, South San Francisco, California	1	2021	193,472	100.0%	15,048	77.78
505 North Mathilda Avenue, Sunnyvale, California	1	2014	212,322	100.0%	9,449	44.50
555 North Mathilda Avenue, Sunnyvale, California	1	2014	212,322	100.0%	9,449	44.50
599 North Mathilda Avenue, Sunnyvale, California	1	2000	76,031	—%	—	—
605 North Mathilda Avenue, Sunnyvale, California	1	2014	162,785	100.0%	7,244	44.50
Subtotal/Weighted Average – San Francisco	33		6,170,595	87.4%	$369,347	$68.89
Seattle
601 108th Avenue North East, Bellevue, Washington	1	2000	490,738	98.7%	$20,410	$42.60
10900 North East 4th Street, Bellevue, Washington	1	1983	428,557	89.7%	13,681	37.60
2001 West 8th Avenue, Seattle, Washington	1	2009	535,395	19.5%	4,913	47.65
333 Dexter Ave North, Seattle, Washington	1	2022	618,766	100.0%	31,809	51.41
701 North 34th Street, Seattle, Washington	1	1998	141,860	44.8%	2,194	34.52
801 North 34th Street, Seattle, Washington	1	1998	173,615	100.0%	5,789	33.34
837 North 34th Street, Seattle, Washington	1	2008	112,487	85.6%	2,269	23.57
320 Westlake Avenue North, Seattle, Washington	1	2007	184,644	96.1%	8,079	45.52
321 Terry Avenue North, Seattle, Washington	1	2013	135,755	100.0%	5,417	39.90
401 Terry Avenue North, Seattle, Washington	1	2003	174,530	100.0%	7,008	40.15
Subtotal/Weighted Average – Seattle	10		2,996,347	80.5%	$101,569	$42.57
Austin
200 W. 6th Street, Austin CBD, Texas	1	2023	758,975	74.7%	$25,283	$44.58

Property Location	No. of Buildings	Year Built/ Renovated	Rentable Square Feet	Percentage Occupied at 12/31/2024 (1)	Annualized Base Rent (in $000’s) (2)	Annualized Rent Per Square Foot (2)
Subtotal/Weighted Average - Austin	1		758,975	74.7%	$25,283	$44.58
TOTAL/WEIGHTED AVERAGE	123		17,142,721	82.8%	$787,557	$56.18

____________________
(1)Based on all leases at the respective properties in effect as of December 31, 2024. Includes month-to-month leases and leases with a lease term of less than one year as of December 31, 2024. Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements..
(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods, and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rent, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases, vacant space, and leases with a lease term of less than one year, as of December 31, 2024. Includes 100% of annualized base rent of consolidated property partnerships.

In-Process Redevelopment Projects

As of December 31, 2024, the following redevelopment projects were in the tenant improvement phase:

		Construction Start Date	Estimated Stabilization Date (2)	Estimated Rentable Square Feet	% Leased	Total Project Occupied (3)
TENANT IMPROVEMENT (1)	Location

Office / Life Science
San Francisco Bay Area
4400 Bohannon Drive	Other Peninsula	4Q 2022	3Q 2025	48,000	—%	—%
San Diego
4690 Executive Drive	University Towne Center	1Q 2022	3Q 2025	52,000	—%	—%

TOTAL:				100,000	—%	—%

____________________
(1)Represents projects that have reached “cold shell condition” and are ready for tenant improvements, which may require additional major base building modifications before being placed in service.
(2)For office and retail, represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope. Redevelopment will occur in phases based on existing lease expiration dates and timing of the tenant improvement build-out.
(3)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.

In-Process Development Projects

As of December 31, 2024, the following development project was under construction:

		Construction Start Date	Estimated Stabilization Date (1)	Estimated Rentable Square Feet	% Leased
UNDER CONSTRUCTION	Location

Office / Life Science
San Francisco Bay Area
Kilroy Oyster Point - Phase 2	South San Francisco	2Q 2021	1Q 2026	875,000	—%

TOTAL:				875,000	—%

____________________
(1)For office and retail, represents the earlier of anticipated 95% occupancy date or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction and other tenant related timing or project scope.

Future Development Pipeline

The following table sets forth certain information relating to our future development pipeline as of December 31, 2024.

Future Development Pipeline	Location	Approx. Developable Square Feet / Resi Units (1)

Los Angeles
1633 26th Street	West Los Angeles	190,000
San Diego
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000
2045 Pacific Highway	Little Italy	275,000
Kilroy East Village	East Village	1,100 units
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000
Flower Mart	SOMA	2,300,000
Seattle
SIX0	Denny Regrade	925,000 and 650 units
Austin
Stadium Tower	Stadium District / Domain	493,000
____________________
(1)Represents developable office/life science square feet and/or residential units. The developable square feet and scope of projects could change materially from estimated data provided due to one or more of the following: any significant changes in the economy, market conditions, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes, or project design.

Significant Tenants

The following table sets forth information about our 20 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2024.

	Tenant Name (1)	Region	Annualized Base Rental Revenue(2)	Rentable Square Feet(2)	Percentage of Total Annualized Base Rental Revenue(2)	Percentage of Total Rentable Square Feet	Year(s) of Significant Lease Expiration(s)(3)	Weighted Average Remaining Lease Term (Years)
			(in thousands)
1	Global technology company	Seattle / San Diego	$44,851	849,826	5.7%	5.0%	2032 - 2033 / 2037	8.6
2	Cruise LLC	San Francisco Bay Area	35,449	374,618	4.5%	2.2%	2031	6.9
3	Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.2%	2.5%	2034	9.5
4	Adobe Systems, Inc.	San Francisco Bay Area / Seattle	27,897	522,879	3.5%	3.1%	2027 / 2031	6.4
5	LinkedIn Corporation / Microsoft Corporation	San Francisco Bay Area	26,142	587,429	3.3%	3.4%	2026	1.7
6	Salesforce, Inc.	San Francisco Bay Area / Seattle	24,706	472,988	3.1%	2.8%	2029 - 2030 / 2032	5.4
7	Okta, Inc.	San Francisco Bay Area	24,206	293,001	3.1%	1.7%	2028	3.8
8	DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.0%	1.4%	2032	7.1
9	Netflix, Inc.	Los Angeles	21,854	361,388	2.8%	2.1%	2032	7.6
10	Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.3%	1.4%	2033	8.8
11	Box, Inc.	San Francisco Bay Area	16,853	287,680	2.1%	1.7%	2028	3.5
12	Neurocrine Biosciences, Inc. (4)	San Diego	16,365	299,064	2.1%	1.7%	2025 / 2029 / 2031	5.7
13	DIRECTV, LLC	Los Angeles	16,085	532,956	2.0%	3.1%	2026 - 2027	2.7
14	Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	2.0%	2.0%	2030	5.7
15	Viacom International, Inc.	Los Angeles	13,718	220,330	1.7%	1.3%	2028	4.0
16	Indeed, Inc.	Austin	13,430	330,394	1.7%	1.9%	2034	10.0
17	Sony Interactive Entertainment, LLC	San Francisco Bay Area	13,059	127,760	1.7%	0.7%	2030	5.3
18	Amazon.com (5)	Seattle	12,921	340,705	1.6%	2.0%	2025 / 2030	4.3
19	Riot Games, Inc.	Los Angeles	12,893	205,978	1.6%	1.2%	2026 / 2031	3.6
20	Tandem Diabetes Care, Inc.	San Diego	12,409	143,850	1.6%	0.8%	2035	10.3
	Total		$423,449	7,191,075	53.6%	42.0%		6.0
_____________________
(1)Includes subsidiaries of tenant listed.
(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases, vacant space. ad leases with a lease term of less than one year, as of December 31, 2024. Includes 100% of the annualized base rental revenues of consolidated property partnerships.
(3)We define significant lease expirations as those with space expiring greater than 25,000 rentable square feet.
(4)The 2025 lease expiration represents 26,043 rentable square feet expiring on June 30, 2025.
(5)The 2025 lease expiration represents 56,398 rentable square feet that expired on January 15, 2025.

The following pie chart sets forth the composition of our tenant base by industry as a percentage of our annualized base rental revenue based on the North American Industry Classification System as of December 31, 2024.

Wholesale and Retail Trade , 1%
Other Services , 4%
Manufacturing , 1%
Life Science & Health Care , 17%
Finance, Insurance, and Real Estate , 6%
Technology , 54%
Professional, Business, and Other Services , 9%
Education , 1%
Media , 7%

Our markets are dynamic and populated with innovative and creative tenants, including, but not limited to, technology, entertainment and digital media companies. While technology companies comprise 54% of our office portfolio base rent, technology is a broad concept that encompasses diverse industries, including software, social media, hardware, cloud computing, internet media, and technology services.

Lease Expirations

The following table sets forth a summary of our lease expirations for our stabilized portfolio, excluding our residential properties, for each of the next ten years beginning with 2025, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors that May Influence Future Results of Operations”.

Lease Expirations

Year of Lease Expiration	# of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (000’s)(1) (2)	% of Total Annualized Base Rent (1)	Annualized Rent per Square Foot (1)
2025	67	715,573	5.2%	$30,212	3.8%	$42.22
2026	74	1,934,525	14.0%	93,174	11.8%	48.16
2027	77	1,095,562	7.9%	44,802	5.7%	40.89
2028	58	1,160,992	8.4%	71,467	9.1%	61.56
2029	49	1,213,765	8.9%	66,518	8.5%	54.80
2030	55	1,661,615	12.0%	98,690	12.5%	59.39
2031	47	2,261,711	16.4%	145,974	18.5%	64.54
2032	17	1,125,182	8.2%	74,380	9.4%	66.10
2033	11	995,693	7.2%	58,538	7.4%	58.79
2034	19	710,620	5.1%	47,932	6.2%	67.45
2035 and beyond	19	919,502	6.7%	55,870	7.1%	60.76
Total (3)	493	13,794,740	100.0%	$787,557	100.0%	$57.09
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
(3)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2024, space leased under month-to-month leases, storage leases, vacant space, leases with a lease term of less than one year, intercompany leases, and future lease renewal options not executed as of December 31, 2024.

Secured Debt

As of December 31, 2024, the Operating Partnership had three outstanding mortgage notes payable which were secured by certain of our properties. Our secured debt represents an aggregate principal indebtedness of approximately $606.7 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 9 and 10 to our consolidated financial statements and “Schedule III—Real Estate and Accumulated Depreciation,” included in this report.

ITEM 3.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of December 31, 2024, we were not a defendant in, and our properties were not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of the date this report was filed, there were approximately 84 registered holders of the Company’s common stock. The following table illustrates dividends declared during 2024 and 2023 as reported on the NYSE.

2024	Per Share Common Stock Dividends Declared
First quarter	$0.5400
Second quarter	0.5400
Third quarter	0.5400
Fourth quarter	0.5400

2023	Per Share Common Stock Dividends Declared
First quarter	$0.5400
Second quarter	0.5400
Third quarter	0.5400
Fourth quarter	0.5400

The Company pays distributions to common stockholders quarterly each January, April, July, and October, at the discretion of the board of directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as the board of directors deems relevant.

The Company did not purchase any equity securities during the three month period leading up to December 31, 2024.

MARKET FOR KILROY REALTY, L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s common units. As of the date this report was filed, there were 19 holders of record of common units (including through the Company’s general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2024 and 2023.

2024	Per Unit Common Unit Distribution Declared
First quarter	$0.5400
Second quarter	0.5400
Third quarter	0.5400
Fourth quarter	0.5400

2023	Per Unit Common Unit Distribution Declared
First quarter	$0.5400
Second quarter	0.5400
Third quarter	0.5400
Fourth quarter	0.5400

PERFORMANCE GRAPH

The following line graph compares the change in cumulative stockholder return on shares of the Company’s common stock to the cumulative total return of the FTSE Nareit All Equity REITs Index, the Standard & Poor’s (“S&P”) 500 Index, and the S&P Composite 1500 – Office REITs Index for the five-year period ended December 31, 2024. We include the S&P Composite 1500 – Office REITs Index because management believes it provides additional information to investors about our performance relative to a more specific peer group. The S&P Composite 1500 – Office REITs Index is a published and widely recognized index that comprises 11 office equity REITs, including us. The graph assumes an investment of $100 in us and each of the indices on December 31, 2019 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance.

Total Return Performance
Kilroy Realty Corporation
S&P 500 Index
FTSE NAREIT All Equity REITs Index
S&P Composite 1500 Office REITs Index
Index Value
250
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

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

•reduced demand for office space, including as a result of remote working and flexible working arrangements that allow work from remote locations other than an employer’s office premises;

•costs to comply with government regulations, including environmental remediation;

•the availability of cash for distribution and debt service, and exposure to risk of default under debt obligations;

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

•the ability to successfully operate acquired, developed, and redeveloped properties;

•the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts;

•delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, governmental permits and authorizations for our development and redevelopment properties;

•increases in anticipated capital expenditures, tenant improvement, and/or leasing costs;

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

•risks associated with climate change and our sustainability strategies, and our ability to achieve our sustainability goals; and

•our ability to maintain our status as a REIT.

The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below as well as in “Item 1A. Risk Factors,” and in our respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the dates on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Company Overview

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, develop, acquire, and manage real estate assets, consisting primarily of premier properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle and Austin, which are markets that we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets through the Operating Partnership and conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% general partnership interest in the Operating Partnership as of both December 31, 2024 and 2023. All of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land (see Note 19 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2024 Operating and Development Highlights

Throughout 2024, we remained focused on creating value for our stockholders through leasing, and development and redevelopment activities. We also continued to maintain a strong balance sheet and elevate our leadership position in environmental, social, and corporate governance operations.

Leasing. During 2024, we achieved our highest annual leasing volume since 2019. We executed new and renewal leases totaling 1.4 million square feet within our stabilized portfolio, excluding short-term leases, with an increase in GAAP rents of 8.2% and a decrease in cash rents of 4.5%. Our stabilized office portfolio was 82.8% occupied and 84.9% leased as of December 31, 2024.

Development. We continued to execute on our development and redevelopment program during 2024. We had two redevelopment projects in the tenant improvement phase and one development project under construction. See “—Factors that May Influence Future Operations” for additional information regarding our development program.

Financing. In 2024, we issued $400.0 million of new debt at a stated interest rate of 6.250% and we amended and restated the terms of the unsecured revolving credit facility to maintain its borrowing capacity and extend the maturity date to July 31, 2028. Additionally, we repaid $320.0 million on the 2022 Term Loan Facility and repaid in full the $403.7 million aggregate principal amount outstanding of our 3.450% senior notes due 2024 at maturity.

Refer to our 2024 Financing Highlights in “—Liquidity and Capital Resources of the Operating Partnership” for a list of financing transactions completed in 2024 and Note 10 “Secured and Unsecured Debt of the Operating Partnership” to our consolidated financial statements included in this report for additional information regarding our debt and capital market activity.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting periods.

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

Revenue Recognition

Rental revenue for office, life science, retail, and residential operating properties is our principal source of revenue. We recognize revenue from base rent (fixed lease payments), additional rent (variable lease payments, which consist of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs), parking, and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable, and (iv) payment has been received or the collectability of substantially all of the amount due is probable. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

Base Rent

The timing of when we commence rental revenue recognition for office, life science, and retail properties depends largely on our conclusion as to whether we are or the tenant is the owner of tenant improvements at the leased property for accounting purposes. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset and commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when tenant improvements being recorded as our assets are substantially complete. In certain instances, when we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, rental revenue recognition begins when the tenant takes possession or controls the physical use of the leased space. The determination of who owns the tenant improvements is made on a lease-by-lease basis and has a significant effect on the timing of commencement of revenue recognition. Further, we may deliver leased space in phases, rather than for an entire building or project, resulting in various revenue commencement dates for a particular lease, which involves significant judgment surrounding when the tenant takes possession of or controls each respective phase, building, or project.

The determination of whether we are or the tenant is the owner of tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider numerous factors and perform a detailed evaluation of each individual lease. No one factor is determinative in reaching a conclusion. The factors we evaluate include, but are not limited to, the following:

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

When we conclude that we are the owner of tenant improvements for accounting purposes using the factors discussed above, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as our capital asset. During the years ended December 31, 2024, 2023, and 2022, we capitalized $3.5 million, $7.1 million, and $22.8 million, respectively, of tenant-funded tenant improvements. The amount of tenant-funded tenant improvements recorded in any given year varies based upon the mix of specific leases executed and/or commenced during the reporting period. For these tenant-funded tenant improvements, we record the amount funded by or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental income on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises. The determination of who owns the tenant improvements has a significant impact on the amount of non-cash rental revenue that we record related to the amortization of deferred revenue for tenant-funded tenant improvements. For the years ended December 31, 2024, 2023, and 2022, we recognized $19.1 million, $20.7 million and $19.3 million, respectively, of non-cash rental revenue related to the amortization of deferred revenue recorded in connection with tenant-funded tenant improvements.

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

For residential properties, we commence revenue recognition upon lease commencement. Residential rental revenue is recognized on a straight-line basis over the term of the related lease, which is generally one year, net of any concessions.

When a lease is amended, we determine whether (i) an additional right of use not included in the original lease is being granted as a result of the modification, and (ii) there is an increase in the lease payments that is commensurate with the standalone price for the additional right of use. If both of these conditions are met, the amendment is accounted for as a separate lease contract. If either of those conditions are not met, the amendment is accounted for as a lease modification. Most of our lease amendments are accounted for as modifications of our operating leases, which requires us to reassess both the lease term and fixed lease payments, including any prepaid or deferred rent receivables relating to the original lease, as a part of the lease payments for the modified lease.

Termination options in some of our leases allow the tenant to terminate the lease, in part or in whole, prior to the end of the lease term under certain circumstances. Termination options generally require advance notification from the tenant, and payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the net book value of lease inception costs such as commissions, tenant improvements, and lease incentives. Termination fee income, included in rental income, is recognized on a straight-line basis from the date of the executed termination agreement through the revised lease expiration when the amount of the fee is determinable and collectability of the fee is probable. This fee income is reduced on a straight-line basis by any deferred rent receivable related to the lease.

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

When tenants declare bankruptcy, we may be able to collect some portion of their past-due rents through the bankruptcy process, whether through applying security deposit balances, drawing on tenants’ letters of credit, or through bankruptcy settlements. We recognize any amounts collected through the bankruptcy process when cash is received.

Additional Rent - Reimbursements from Tenants

Additional rent, consisting of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs, is recognized in rental income in the period the recoverable costs are incurred. Additional rent where we pay the associated costs directly to third-party vendors and are reimbursed by our tenants are recognized and recorded on a gross basis, with the associated expense recognized in property expenses or real estate taxes.

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

During the year, we accrue estimated additional rent in the period in which the recoverable costs are incurred based on our best estimate of the amounts to be recovered. Throughout the year, we perform analyses to match additional rent with reimbursable costs incurred to date. Additionally, during the fourth quarter of each year we perform preliminary reconciliations and, if a change in estimate is warranted, an adjustment is recorded to reflect the revised estimate. Subsequent to year end, we perform final detailed reconciliations and analyses on a lease-by-lease basis and bill or refund each tenant for any cumulative annual adjustments in the first and second quarters of each year for the previous year’s activity. Our historical experience for the years ended December 31, 2023 and 2022 has been that our final reconciliation and billing process resulted in final amounts that approximated the total annual additional rent recognized.

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

For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the non-cancellable lease term and, for some tenants, may include an offsetting partial allowance for uncollectible accounts related to current tenant and deferred rent receivables that exhibit a certain level of collection risk based on the results of the assessment described above. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, including deferred revenue, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. If the collectability determination subsequently changes to being probable of collection for leases for which revenue is recorded based on cash received from the tenant, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances as if revenue had been recorded on a straight-line basis since the inception of the lease.

For the years ended December 31, 2024, 2023, and 2022, we recorded a net reduction to rental revenues for direct write-offs associated with transitioning certain tenants to a cash basis of reporting and an allowance for uncollectible accounts for both current tenant receivables and deferred rent receivables of approximately 0.4%, 1.1% (of which 0.5% related to one tenant), and 0.2% of total revenues, respectively. Additional amounts may potentially be restored in future periods as circumstances warrant, consistent with our accounting policies. In the event our estimates were not consistent with actual collections and we had to change our allowances by 1% of revenue from continuing operations, the potential impact to our net income available to common stockholders would be approximately $11.4 million, $11.3 million and $11.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

We assess and consider fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquisition generally include, but are not limited to: (i) land and improvements, buildings and improvements, undeveloped land, and construction in progress, and (ii) identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values, and tenant relationships, if any. Any debt assumed and equity (including common units of the Operating Partnership) issued in connection with a property acquisition is recorded at relative fair value on the date of acquisition.

The fair value of land and improvements is derived from comparable sales of land and improvements within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs considers the value of the property as if it was vacant as well as current replacement costs and other relevant market rate information.

    The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. Our below-market operating leases generally do not include fixed rate or below-market renewal options. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related intangible liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. The amortization of a below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented. The amortization of an above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented. If a lease were to be terminated prior to its contractual expiration, amortization of the related above-market or below-market lease intangible would be accelerated through the termination date.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations, including, but not necessarily limited to: (i)  the value associated with lost rental revenue from existing leases during the assumed lease-up period; (ii) the value associated with avoiding the cost of originating the acquired in-place leases; and (iii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period. Factors we consider in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates. In estimating costs to execute similar leases, we consider leasing commissions, legal, and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. Fully amortized intangible assets are written off each quarter. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.

The determination of the fair value of any debt assumed in connection with a property acquisition is estimated by discounting the future cash flows using market interest rates available for the issuance of debt with similar terms and remaining maturities.

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

Transaction costs associated with our acquisitions, including costs incurred during negotiation, are capitalized as part of the purchase price of the acquisition. During the years ended December 31, 2024 and 2022, we capitalized $0.2 million of acquisition costs, respectively. We did not capitalize any acquisition costs during the year ended December 31, 2023.

Evaluation of Asset Impairment

We evaluate our real estate assets, including land held for future development, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. We evaluate our real estate assets for impairment on a property-by-property basis. Indicators we use to determine whether an impairment evaluation is necessary include:

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

When we evaluate for potential impairment our real estate assets to be held and used, as well as land held for future development for potential impairment, we first evaluate whether there are any indicators of impairment.

If any impairment indicators are present for a specific real estate asset, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flows over the anticipated holding period. If the estimated undiscounted future cash flows are less than the net carrying amount of the real estate asset, we perform an impairment loss calculation. Our impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals, and we recognize an impairment loss to the extent that the asset’s net carrying amount exceeds the asset’s estimated fair value. If we recognize an impairment loss, the estimated fair value of the real estate asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset. If a real estate asset is designated as held for sale, it is carried at the lower of the net carrying value or estimated fair value less costs to sell, and depreciation ceases.

Our undiscounted cash flow and fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and property fair values, including determining our estimated holding period and selecting the discount or capitalization rate that reflects the risk inherent in future cash flows. Estimating projected cash flows is highly subjective as it requires assumptions related to future rental rates, credit loss, average lease term, lease-up timeframes, renewal probability, lease reimbursement type, tenant allowances, leasing commissions, operating expenditures, property taxes, capital improvements, development costs, construction completion date, stabilization date, and occupancy levels. We are also required to make a number of assumptions relating to future economic and market events and prospective operating trends. Determining the appropriate capitalization rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate resulting from a variety of factors in the overall economy or within regional markets. If the actual net cash flows or actual market capitalization rates significantly differ from our estimates, the impairment evaluation for an individual asset could be materially affected.

For each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value and, therefore, we did not record any impairment losses for these properties for the years ended December 31, 2024, 2023, and 2022.

Cost Capitalization and Depreciation

We capitalize all costs clearly associated with development and redevelopment activities, capital improvements, and tenant improvements as project costs, including internal compensation costs related to those activities. For the years ended December 31, 2024, 2023, and 2022, we capitalized $12.1 million, $15.8 million and $19.9 million, respectively, of internal costs to our qualifying development and redevelopment projects. In addition, for development and redevelopment projects, we also capitalize the following costs during periods in which activities necessary to prepare the project for its intended use are in progress: pre-construction costs essential to the development of the property, interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes, and insurance. For the years ended December 31, 2024, 2023, and 2022, we capitalized $8.6 million $6.8 million, and $6.9 million of internal costs to our qualifying capital improvement projects in the stabilized portfolio.

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

We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities.

For office, life science, and retail development and redevelopment properties, the date the capitalization period ends is based on property-specific leasing activity:

•For properties that are pre-leased, we cease capitalization when revenue recognition has commenced on the leased space, which is upon substantial completion of tenant improvements deemed to be the Company’s asset for accounting purposes.

•For properties that are not pre-leased, we may not immediately build out the tenant improvements. Therefore, we cease capitalization and begin depreciation on the portion of the property for which revenue recognition has commenced on the leased space, but in any event, no later than one year after the cessation of major base building construction activities. Revenue recognition commences on leased space upon substantial completion of the tenant improvements deemed to be the Company’s asset for accounting purposes. We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended.

For residential development properties, we cease capitalization when the property is substantially complete and available for occupancy.

Once major base building construction activities have ceased and the development or redevelopment property (or phases thereof) have been placed in service, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property.

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

Share-Based Incentive Compensation Accounting

At December 31, 2024, the Company had one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, which is described more fully in Note 16 “Share-Based and Other Compensation” to our consolidated financial statements included in this report. The Executive Compensation Committee determines compensation for executive officers, as defined in Rule 16 under the Exchange Act. Compensation cost for all share-based awards, including options, requires an estimate of fair value on the grant date and compensation cost is recognized on a straight-line basis over the service vesting period, which represents the requisite service period. The grant date fair value for compensation programs that contain market conditions, like modifiers based on total stockholder return (a “market condition”), are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected stock price volatility, expected life, and forfeiture rate. Specifically, the grant date fair value of share-based compensation programs that include market conditions are calculated using a Monte Carlo simulation pricing model. Additionally, certain of our market condition share-based compensation programs also contain pre-defined financial performance conditions, including FFO per share and debt to EBITDA ratio goals which can impact the number of restricted stock units ultimately earned. This variability relating to the level of the performance condition achieved requires management’s judgment and estimates, which impacts compensation cost recognized for these awards during the performance period. As of December 31, 2024, the performance condition for certain of our outstanding market condition share-based compensation programs has been met and compensation cost for these awards is no longer variable. For these awards, although the number of restricted stock units ultimately earned remains variable subject to the ultimate achievement level of the market condition, compensation cost is no longer variable for these awards as the market condition was already taken into consideration as part of the grant date fair value calculation. As of December 31, 2024, there are certain outstanding share-based compensation awards where the achievement of the performance condition is yet unknown as the award is still within its performance measurement period. For these awards, compensation cost and the number of restricted stock units ultimately earned remains variable and compensation cost for these awards is recorded based on our most recent estimate of the probable achievement of the performance conditions through the requisite service period. Changes to compensation cost resulting from changes in the estimated level of achievement of the performance conditions are recorded as cumulative adjustments in the period the change in the estimated level of achievement of the performance conditions is determined.

For the years ended December 31, 2024, 2023, and 2022 we recorded approximately $12.5 million, $33.2 million, and $18.9 million, respectively, of compensation cost related to programs that were subject to estimates and judgments. If the valuation of the grant date fair value for such programs changed by 10%, the potential impact to our net income available to common stockholders would be approximately $0.8 million, $2.9 million, and $1.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Factors That May Influence Future Results of Operations

Acquisitions

During the year ended December 31, 2024, we acquired one operating property, comprised of two buildings, in one transaction for a cash purchase price of $35.0 million. As part of our growth strategy, which is highly dependent on market conditions and business cycles, among other factors, we continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add and strategic operating properties and land. We historically have focused on growth opportunities primarily in markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment, and professional services. Against the backdrop of market volatility, we expect to manage a strong balance sheet and selectively evaluate opportunities that we believe have the potential to either add immediate Net Operating Income to our portfolio or play a strategic role in our future growth. We generally finance our acquisitions through proceeds from the issuance of debt and equity securities, borrowings under our unsecured revolving credit facility, proceeds from our capital recycling program, the assumption of existing debt, and cash flows from operations.

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

In-Process Redevelopment - Tenant Improvement

As of December 31, 2024, we had two redevelopment projects in the tenant improvement phase:

•4690 Executive Drive, University Towne Center, San Diego, California. In March 2022, we began the phased redevelopment of this property and completed base building components and moved the building to the tenant improvement phase during the third quarter of 2024. This project is comprised of approximately 52,000 square feet of life science space with a total estimated investment of $25.0 million, inclusive of the depreciated basis of the building. We expect this property to be added to the stabilized portfolio in the third quarter of 2025.

•4400 Bohannon Drive, Menlo Park, California. In December 2022, we began the redevelopment of this property in the Other Peninsula submarket and completed base building components and moved the building to the tenant improvement phase during the third quarter of 2024. This project is comprised of approximately 48,000 square feet of life science space with a total estimated investment of $55.0 million, inclusive of the depreciated basis of the building. We expect this property to be added to the stabilized portfolio in the third quarter of 2025.

In-Process Development - Under Construction

As of December 31, 2024, we had one development project under construction:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco. The second phase encompasses approximately 875,000 square feet of office and life science space across three buildings with a total estimated investment of $1.0 billion. In January 2025, we progressed this project to the tenant improvement phase upon receiving a temporary certificate of occupancy.

Future Development Pipeline

As of December 31, 2024, our future development pipeline included eight future projects located in Los Angeles, San Diego, the San Francisco Bay Area, Seattle and Austin with an aggregate cost basis of approximately $1.4 billion, at which we believe we could develop more than 6.0 million rentable square feet of office space.

The following table sets forth information about our future development pipeline:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs as of 12/31/2024 ($ in millions)(2)

Los Angeles
1633 26th Street	West Los Angeles	190,000	$15.1
San Diego
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000	116.2
2045 Pacific Highway	Little Italy	275,000	61.1
Kilroy East Village	East Village	1,100 units	67.9
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	246.7
Flower Mart	SOMA	2,300,000	664.8
Greater Seattle
SIX0	Denny Regrade	925,000 and 650 units	197.3
Austin
Stadium Tower	Stadium District / Domain	493,000	75.9
TOTAL:			$1,445.0
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
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of December 31, 2024.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. A slowdown in development activities could result in fewer projects qualifying for interest capitalization under GAAP, resulting in higher interest expense. During the year ended December 31, 2024, we capitalized interest on in-process development and redevelopment projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the year ended December 31, 2024, we capitalized $82.5 million of interest to our qualifying development and redevelopment projects. For the year ended December 31, 2024, we capitalized $12.1 million of internal costs to our qualifying development and redevelopment projects and $8.6 million of internal costs to our qualifying capital improvement projects in the stabilized portfolio.

Capital Recycling Program

We continuously evaluate opportunities for the potential disposition of non-core properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of using the proceeds generated to acquire new operating and development properties, to finance development and redevelopment expenditures, to repay long-term debt and for other general corporate purposes. As part of this strategy, we may attempt to enter into transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further discussion of our capital recycling activities.

The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including, but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions) and our ability to absorb or defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

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

As of December 31, 2024, there was approximately $23.4 million of total unrecognized compensation costs related to outstanding nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of December 31, 2024, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.7 years. The $23.4 million of unrecognized compensation cost does not reflect the future compensation costs for any share-based awards that may be granted subsequent to December 31, 2024. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, market conditions, and other factors. For additional information regarding our equity incentive awards, see Note 16 “Share-Based and Other Compensation” to our consolidated financial statements included in this report.

Information on Leases Commenced and Executed

Leasing Activity and Changes in Rental Rates. The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the year ended December 31, 2024.

For Leases Commenced (1)

Year to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (4)
	New	Renewal	New	Renewal
2nd Generation (5)	53	49	392,651	466,780	62	$57.32	$11.09	19.5%	4.2%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (6)	10	—	107,029	—	141	$158.27	$13.47
Total	63	49	499,680	466,780

For Leases Executed (1)(7)

Year to Date	Number of Leases		Rentable Square Feet		Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (2)	TI/LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (4)	Retention Rates (8)
	New	Renewal	New	Renewal
2nd Gen Leasing (5)	66	49	885,179	466,780	65	$50.03	$9.24	8.2%	(4.5)%	30.9%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (6)	10	—	65,328	—	99	$126.93	$15.39
Total	76	49	950,507	466,780
________________________
(1)    Includes 100% of consolidated property partnerships.
(2)    Includes tenant improvement costs and third-party leasing commissions. Amounts exclude tenant-funded tenant improvements and indirect leasing costs.
(3)    Calculated as the change between the expiring GAAP rent and the new GAAP rent for the same space. Space that was vacant when the property was acquired is excluded from our change in rents calculations to provide a more meaningful market comparison.
(4)    Calculated as the change between the expiring cash rent and the new cash rent for the same space. Space that was vacant when the property was acquired is excluded from our change in rents calculations to provide a more meaningful market comparison.
(5)    Represents leases commenced or executed at properties in the stabilized portfolio during the period, excluding leases with a lease term of less than one year. Excludes leases commenced at space not previously leased at recently completed development projects that have been added to the stabilized portfolio and at space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased.
(6)    Represents leases commenced or executed at space not previously leased, recently completed development projects that have been added to the stabilized portfolio, at space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased, and at projects in our development and redevelopment portfolios.
(7)    During the year ended December 31, 2024, 33 new leases totaling 700,504 rentable square feet were signed but not commenced.
(8)    Calculated as the percentage of space either renewed by existing tenants at lease expiration or termination.

Scheduled Lease Expirations. The following tables set forth certain information regarding our lease expirations for our stabilized portfolio, excluding our residential properties, for the next five years and by region for the next two years.

Lease Expirations (1)(2)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)
				(in thousands)
2025 (4)	67	715,573	5.2%	$30,212	3.8%	$42.22
2026 (4)	74	1,934,525	14.0%	93,174	11.8%	48.16
2027	77	1,095,562	7.9%	44,802	5.7%	40.89
2028	58	1,160,992	8.4%	71,467	9.1%	61.56
2029	49	1,213,765	8.9%	66,518	8.5%	54.80
Total	325	6,120,417	44.4%	$306,173	38.9%	$50.02

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Rent per Sq. Ft. (3)
					(in thousands)
2025 (4)	Los Angeles	36	215,751	1.6%	$9,367	1.2%	$43.42
	San Diego	16	209,322	1.5%	8,090	1.0%	38.65
	San Francisco Bay Area	6	106,773	0.8%	7,755	1.0%	72.63
	Seattle	9	183,727	1.3%	5,000	0.6%	27.21
	Austin	—	—	—%	—	—%	—
	Total	67	715,573	5.2%	$30,212	3.8%	$42.22

2026 (4)	Los Angeles	30	521,726	3.8%	$21,705	2.8%	$41.60
	San Diego	12	165,150	1.2%	9,158	1.2%	55.45
	San Francisco Bay Area	19	948,962	6.8%	49,748	6.2%	52.42
	Seattle	13	298,687	2.2%	12,563	1.6%	42.06
	Austin	—	—	—%	—	—%	—
	Total	74	1,934,525	14.0%	$93,174	11.8%	$48.16
_____________________
(1)    For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Excludes leases not commenced as of December 31, 2024, space leased under month-to-month leases, storage leases, vacant space, leases with a lease term of less than one year, intercompany leases, and future lease renewal options not executed as of December 31, 2024.
(2)    Includes 100% of annualized base rent of consolidated property partnerships.
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
(4)    Adjusting for leasing transactions executed as of December 31, 2024 but not yet commenced, the 2025 and 2026 expirations would be reduced by 127,744 and 430,644 square feet, respectively.

In addition to the 2.9 million rentable square feet, or 17.2%, of currently available space in our stabilized portfolio, leases representing approximately 5.2% and 14.0% of the occupied square footage of our stabilized portfolio are scheduled to expire during 2025 and 2026, respectively. The leases scheduled to expire in 2025 and 2026 represent approximately 2.7 million rentable square feet, or 15.6%, of our total annualized base rental revenue. Adjusting for leases executed as of December 31, 2024 but not yet commenced, the remaining 2025 and 2026 expirations would be 587,829 and 1,503,881 square feet, respectively.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

Sublease Space. Of our occupied space as of December 31, 2024, approximately 1.7 million rentable square feet, or 9.9%, of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area. Of the approximately 1.7 million rentable square feet available for sublease as of December 31, 2024, approximately 18,663 rentable square feet representing one lease scheduled to expire in 2025, and approximately 79,795 rentable square feet representing four leases are scheduled to expire in 2026.

Stabilized Portfolio Information

As of December 31, 2024, our stabilized portfolio was comprised of 123 office, life science, and mixed-use properties encompassing an aggregate of approximately 17.1 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service.

We did not have any properties or undeveloped land held for sale at December 31, 2024. Our stabilized portfolio also excludes our future development pipeline, which, as of December 31, 2024, was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land, on which we believe we could develop more than 6.0 million rentable square feet of office space.

As of December 31, 2024, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process redevelopment projects - tenant improvement	2	100,000
In-process development projects - under construction	1	875,000
________________________
(1)Estimated rentable square feet upon completion.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from December 31, 2023 to December 31, 2024:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2023 (1)	121	17,044,128
Acquisitions	2	103,731
Remeasurement	—	(5,138)
Total as of December 31, 2024 (1)	123	17,142,721
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Stabilized Portfolio Occupancy

Region	Number of Buildings	Rentable Square Feet	Occupancy at (1)
			12/31/2024	12/31/2023	12/31/2022
Los Angeles	53	4,340,302	75.0%	79.0%	85.2%
San Diego	26	2,876,502	89.2%	88.6%	86.2%
San Francisco Bay Area	33	6,170,595	87.4%	91.0%	95.5%
Seattle	10	2,996,347	80.5%	83.4%	97.7%
Austin	1	758,975	74.7%	64.9%	—%
Total Stabilized Office Portfolio	123	17,142,721	82.8%	85.0%	91.6%

	Average Occupancy
	Year Ended December 31,
	2024	2023
Stabilized Portfolio (1)	83.9%	87.3%
Same Store Portfolio (2)	84.4%	87.4%
Residential Portfolio (3)	92.5%	92.8%
_____________________
(1)    Occupancy percentages reported are based on our stabilized portfolio as of the end of the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)    Occupancy percentages reported are based on properties owned and stabilized as of January 1, 2023 and still owned and stabilized as of December 31, 2024 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)    Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine project in Hollywood, California and 608 residential units at our One Paseo mixed-use project in Del Mar, California.

Results of Operations

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Store Properties – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2023 and still owned and included in the stabilized portfolio as of December 31, 2024, including our three residential properties in Hollywood and Del Mar, California;

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

•Acquisition Properties – includes the results, from the date of acquisition through the periods presented, for the one property acquired in the third quarter of 2024;

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of December 31, 2024.

Group	# of Buildings	Rentable Square Feet
Same Store Properties	119	16,209,399
Stabilized Development and Redevelopment Properties (1)	2	829,591
Acquisition Properties	2	103,731
Total Stabilized Portfolio	123	17,142,721
________________________
(1)Excludes development and redevelopment projects in the tenant improvement phase, our in-process development and redevelopment projects, and future development projects.

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2024 and 2023.

	Year Ended December 31,		Dollar Change	Percentage Change
	2024	2023
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$210,969	$212,241	$(1,272)	(0.6)%
Net income attributable to noncontrolling common units of the Operating Partnership	2,062	2,083	(21)	(1.0)%
Net income attributable to noncontrolling interests in consolidated property partnerships	19,923	23,964	(4,041)	(16.9)%
Net income	$232,954	$238,288	$(5,334)	(2.2)%
Unallocated expense (income):
General and administrative expenses	72,066	93,434	(21,368)	(22.9)%
Leasing costs	8,764	6,506	2,258	34.7%
Depreciation and amortization	356,182	355,278	904	0.3%
Interest income	(37,752)	(22,592)	(15,160)	67.1%
Interest expense	145,287	114,216	31,071	27.2%
Gain on sales of long-lived assets	(5,979)	—	(5,979)	100.0%
Net Operating Income, as defined	$771,522	$785,130	$(13,608)	(1.7)%

The following tables summarize our Net Operating Income, as defined, for our total portfolio for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024				2023
	Same Store	Development	Acquisition	Total	Same Store	Development	Acquisition	Total
	(in thousands)
Operating revenues:
Rental income	$1,064,169	$52,367	$1,579	$1,118,115	$1,074,752	$42,985	$—	$1,117,737
Other property income	15,175	2,339	—	17,514	10,988	969	—	11,957
Total	1,079,344	54,706	1,579	1,135,629	1,085,740	43,954	—	1,129,694
Property and related expenses:
Property expenses	234,210	9,033	198	243,441	221,448	7,516	—	228,964
Real estate taxes	98,799	10,041	111	108,951	99,359	6,509	—	105,868
Ground leases	8,041	3,674	—	11,715	7,588	2,144	—	9,732
Total	341,050	22,748	309	364,107	328,395	16,169	—	344,564
Net Operating Income, as defined	$738,294	$31,958	$1,270	$771,522	$757,345	$27,785	$—	$785,130

	Year Ended December 31, 2024 as compared to the Year Ended December 31, 2023
	Same Store		Development		Acquisition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income	$(10,583)	(1.0)%	$9,382	21.8%	$1,579	100.0%	$378	—%
Other property income	4,187	38.1%	1,370	141.4%	—	—%	5,557	46.5%
Total	(6,396)	(0.6)%	10,752	24.5%	1,579	100.0%	5,935	0.5%
Property and related expenses:
Property expenses	12,762	5.8%	1,517	20.2%	198	100.0%	14,477	6.3%
Real estate taxes	(560)	(0.6)%	3,532	54.3%	111	100.0%	3,083	2.9%
Ground leases	453	6.0%	1,530	71.4%	—	—%	1,983	20.4%
Total	12,655	3.9%	6,579	40.7%	309	100.0%	19,543	5.7%
Net Operating Income, as defined	$(19,051)	(2.5)%	$4,173	15.0%	$1,270	100.0%	$(13,608)	(1.7)%

Net Operating Income decreased $13.6 million, or 1.7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily resulting from:

•A decrease of $19.1 million, or 2.5%, attributable to the Same Store Properties which was driven by the following activity:

•A decrease in rental income of $10.6 million, or 1.0%, primarily due to the following:

•$25.9 million decrease in straight-line rent due to the burn-off of $4.0 million in abated rent and aging leases mainly in the San Francisco and San Diego regions;

•$2.9 million decrease in below market leases resulting from tenant move outs, and

•$1.1 million decrease in contractual parking due to lower occupancy; partially offset by

•$0.6 million increase in net base rent primarily due to a $21.4 million increase from higher rates and the above-mentioned $4.0 million increase due to the burn-off of abated rent, net of a $24.8 million decrease in lease expirations;

•$2.8 million increase in revenue associated with revenues deemed uncollectible;

•$5.7 million increase in termination fees primarily due to two tenants exercising early termination options, one in the Seattle region and one in the San Diego region; and

•$10.2 million increase in recoverable operating expenses of which $5.3 million is attributable to an approximately 455,000 square foot building in the San Francisco Bay Area that was previously tenant-managed becoming landlord-managed;

•An increase in other property income of $4.2 million, or 38.1%, primarily due to a $3.9 million increase in transient parking income in the Seattle region and a $0.3 million increase in ancillary other property income;

•An increase in property and related expenses of $12.8 million, or 5.8%, primarily due to higher insurance, janitorial, contract services, security, repairs and maintenance and internal property management expenses due to cost increases, which includes $5.3 million related to an approximately 455,000 square foot building in the San Francisco Bay Area that was previously tenant-managed becoming landlord-managed;

•A decrease of $0.6 million, or 0.6% in real estate taxes primarily due to a $2.6 million increase in property tax refunds;

•An increase of $0.5 million, or 6.0% in ground lease expense primarily due to a scheduled remeasurement of one of our ground leases in 2024;

•An increase of $4.2 million, or 15.0%, attributable to the Development Properties; and

•An increase of $1.3 million, or 100.0%, attributable to the Acquisition Properties.

Other Expenses and Income

General and Administrative Expenses

General and administrative expenses decreased $21.4 million, or 22.9%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a decrease in share-based compensation expense related to the retirement of our former CEO.

Leasing Costs

Leasing costs increased $2.3 million, or 34.7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in leasing overhead during the year ended December 31, 2024. See the “Factors that May Influence Future Results of Operations – Information on Leases Commenced and Executed” and “Liquidity and Capital Resources of the Operating Partnership – Liquidity Uses” sections for further information.

Depreciation and Amortization

Depreciation and amortization increased by approximately $0.9 million, or 0.3%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the following:

•An increase of $6.0 million attributable to the Development Properties; and

•An increase of $1.1 million attributable to the Acquisition Properties; partially offset by

•A decrease of $6.2 million attributable to the Same Store Properties primarily due to an in-place lease intangible asset becoming fully amortized at one property in the second quarter of 2023.

Interest Income

Interest income increased $15.2 million, or 67.1%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to carrying higher balances on our interest bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Dollar Change	Percentage Change
	2024	2023
	($ in thousands)
Gross interest expense	$227,748	$192,983	$34,765	18.0%
Capitalized interest expense	(82,461)	(78,767)	(3,694)	4.7%
Interest expense	$145,287	$114,216	$31,071	27.2%

Gross interest expense, before the effect of capitalized interest, increased $34.8 million, or 18.0%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to an increase in the average outstanding debt balance and an increase in the weighted average interest rate for the year ended December 31, 2024.

Capitalized interest increased $3.7 million, or 4.7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in the weighted average interest rate during the year ended December 31, 2024. Capitalized interest will vary based on the current status active development projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item IA. Risk Factors”.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $4.0 million, or 16.9%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to lower rental income in the consolidated property partnerships. The amounts reported for the years ended December 31, 2024 and 2023 are comprised of the noncontrolling interest’s share of net income for 100 First Member, LLC and 303 Second Street Member, LLC and the noncontrolling interest’s share of net income for Redwood City Partners, LLC. See Note 12 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Results of Operations” in our Form 10-K for the year ended December 31, 2023 for a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flows from operations and borrowings available under its unsecured revolving credit facility and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company to make its dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2024 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company is a well-known seasoned issuer, and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depositary shares, warrants, and guarantees of debt securities, and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing, and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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

Liquidity Highlights

As of December 31, 2024, we had approximately $165.7 million in cash and cash equivalents and $1.1 billion available under our unsecured revolving credit facility. In January 2024, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering at an interest rate of 6.250%. In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility to maintain the existing $1.1 billion borrowing capacity and extend the maturity date to July 31, 2028, repaid $200.0 million on its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”), and extended the maturity date on an aggregate principal amount of $200.0 million of the remaining $320.0 million by 12 months to October 3, 2025. In September 2024, the Operating Partnership repaid the $120.0 million outstanding on the 2022 Term Loan Facility. In December 2024, the Operating Partnership repaid the $403.7 million aggregate principal amount outstanding of its 3.450% unsecured senior notes at maturity. Excluding our unsecured term loan facility, for which we have two twelve-month extension options, our next debt maturity of $400.0 million occurs in October 2025. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds and there can be no assurances that we will successfully obtain such financings.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, to common unitholders from the Operating Partnership’s cash flows from operating activities. All such distributions are at the discretion of the Board of Directors. In 2024, the Company’s distributions exceeded 100% of its taxable income, resulting in a return of capital to its stockholders (see Note 25 “Tax Treatment of Distributions” to our consolidated financial statements included in this report for additional information). As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2025. In addition, in the event the Company completes additional dispositions in the future and is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions (or in the event additional legislation is enacted that further modifies or repeals laws with respect to Section 1031 Exchanges), the Company may be required to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On December 5, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on December 31, 2024 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on December 31, 2024, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 8, 2025 were $64.4 million.

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

Capitalization

As of December 31, 2024, our total debt as a percentage of total market capitalization was 49.0%, which was calculated based on the closing price per share of the Company’s common stock of $40.45 on December 31, 2024 as shown in the following table:

	Shares/Units at December 31, 2024	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
	($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility due 2025 (3)		$200,000	2.1%
Unsecured Senior Notes due 2025		400,000	4.2%
Unsecured Senior Notes Series A & B due 2026		250,000	2.7%
Unsecured Senior Notes due 2028 (4)		400,000	4.2%
Unsecured Senior Notes due 2029		400,000	4.2%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.7%
Unsecured Senior Notes due 2030		500,000	5.3%
Unsecured Senior Notes due 2031		350,000	3.7%
Unsecured Senior Notes due 2032 (4)		425,000	4.5%
Unsecured Senior Notes due 2033 (4)		450,000	4.8%
Unsecured Senior Notes due 2036		400,000	4.2%
Secured debt		606,688	6.4%
Total debt		4,631,688	49.0%
Equity and Noncontrolling Interests in the Operating Partnership: (5)
Common limited partnership units outstanding (6)	1,150,574	46,541	0.5%
Shares of common stock outstanding	118,046,674	4,774,988	50.5%
Total Equity and Noncontrolling Interests in the Operating Partnership		4,821,529	51.0%
Total Market Capitalization		$9,453,217	100.0%
_____________________
(1)Represents gross aggregate principal amount due at maturity before the effect of the following at December 31, 2024: $25.5 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $8.4 million of unamortized discounts for the unsecured senior notes.
(2)As of December 31, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(3)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s option.
(4)Green bond.
(5)Value based on closing price per share of our common stock of $40.45 as of December 31, 2024.
(6)Includes common units of the Operating Partnership not owned by the Company; does not include noncontrolling interests in consolidated property partnerships.

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
•Capital expenditures, tenant improvements, and leasing costs;
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

2024 Capital and Financing Transactions

We continue to be active in the capital markets to finance potential acquisitions and our development activity, as well as our continued desire to extend our debt maturities. This was primarily a result of the following activity:

•During the first quarter of 2024, amended our unsecured term revolving credit facility to extend the maturity date to July 31, 2028. In connection with amending and restating the unsecured revolving credit facility, the Operating Partnership repaid $200.0 million of its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on $200.0 million of the remaining $320.0 million principal balance by 12 months to October 3, 2025 (the “2024 Term Loan Facility”); and

•During the first quarter of 2024, issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering.

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facilities

In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement maintained the $1.1 billion borrowing capacity and extended the maturity date of the unsecured revolving credit facility to July 31, 2028.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.69%	6.38%
Facility fee-annual rate (3)	0.250%	0.200%
Maturity date (4)	July 31, 2028	July 31, 2025
______________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of December 31, 2024 and December 31, 2023. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 1.100% and 0.900% based on our credit rating as of December 31, 2024 and 2023, respectively. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of December 31, 2024 and 2023, $12.7 million and $3.2 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

In connection with amending and restating the unsecured revolving credit facility, the Operating Partnership repaid $200.0 million of its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on $200.0 million of the remaining $320.0 million principal balance by 12 months to October 3, 2025 (the “2024 Term Loan Facility”). The following table summarizes the balance and terms of our 2024 Term Loan Facility as of December 31, 2024:

2024 Term Loan Facility
December 31, 2024
(in thousands)
Outstanding borrowings	$200,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$200,000
Interest rate (2)	5.70%
Maturity date (3)	October 3, 2025
_______________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of December 31, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of December 31, 2024. Additionally, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of December 31, 2024, $1.2 million of unamortized deferred financing costs, inclusive of unamortized initial issuance costs transferred from the 2022 Term Loan Facility, remained to be amortized through the maturity date of the 2024 Term Loan Facility.
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
______________________
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

Capital Recycling Program

As discussed in the section “Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continuously evaluate opportunities for the potential disposition of non-core properties and undeveloped land in our portfolio or the formation of strategic ventures with the intent of using the proceeds generated to acquire new operating and development properties, to finance development and redevelopment expenditures, to repay long-term debt, and for other general corporate purposes. As part of this strategy, we may attempt to enter into Section 1031 Exchanges, and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes.

The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including, but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions), and our ability to defer some or all of the taxable gains on the sales. We cannot assure you that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity, including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

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

At-The-Market Stock Offering Program

In March 2024, the Company terminated its prior at-the-market (“ATM”) stock offering program and commenced a new at-the-market stock offering program (the “2024 ATM Program”), under which we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not complete any sales of common stock under either program during the years ended December 31, 2024 and 2023.

Issuance of $400.0 million Unsecured Senior Notes Due 2036

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

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of December 31, 2024 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2025 (1)	$200,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes due 2028 (2)	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2032 (2)	425,000
Unsecured Senior Notes due 2033 (2)	450,000
Unsecured Senior Notes due 2036	400,000
Secured Debt	606,688
Total Unsecured and Secured Debt (3)	4,631,688
Less: Unamortized Net Discounts and Deferred Financing Costs (4)	(33,923)
Total Debt, Net	$4,597,765
________________________
(1)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s option.
(2)Green bond.
(3)As of December 31, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(4)Includes $25.5 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $8.4 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of December 31, 2024 and 2023 was as follows:

	Percentage of Total Debt (1)(2)		Weighted Average Interest Rate (1)(2)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Secured vs. unsecured:
Unsecured	86.9%	87.7%	4.0%	4.0%
Secured	13.1%	12.3%	5.1%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	4.3%	10.5%	5.7%	6.4%
Fixed-rate (3)	95.7%	89.5%	4.1%	3.8%
Stated rate (3)			4.2%	4.1%
GAAP effective rate (4)			4.2%	4.1%
GAAP effective rate including debt issuance costs			4.5%	4.3%
________________________
(1)As of the end of the period presented.
(2)As of December 31, 2024 and 2023, there was no outstanding balance on the unsecured revolving credit facility.
(3)Excludes the impact of the amortization of any debt discounts/premiums and deferred financing costs.
(4)Includes the impact of amortization of any debt discounts/premiums, excluding deferred financing costs.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2024. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of December 31, 2024; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of December 31, 2024; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated in-process and recently completed development commitments as of December 31, 2024. Note that the table: (i) does not reflect our available debt maturity extension options; (ii) reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums; and (iii) does not reflect potential future leasing costs associated with space that has not yet been leased.

	Payment Due by Period
	Less than 1 Year (2025)	2-3 Years (2026-2027)	4-5 Years (2028-2029)	More than 5 Years (After 2029)	Total
	(in thousands)
Principal payments: secured debt (1)	$6,246	$225,442	$—	$375,000	$606,688
Principal payments: unsecured debt (2)	600,000	425,000	875,000	2,125,000	4,025,000
Interest payments: fixed-rate debt (3)	177,154	301,490	248,491	347,854	1,074,989
Interest payments: variable-rate debt (4)	8,641	—	—	—	8,641
Ground lease obligations (5)	6,772	13,659	13,738	367,744	401,913
Lease and other contractual commitments (6)	80,203	915	—	—	81,118
In-process and recently completed development commitments (7)	45,787	44,000	—	—	89,787
Total	$924,803	$1,010,506	$1,137,229	$3,215,598	$6,288,136
_____________________
(1)Represents gross aggregate principal amount before the effect of deferred financing costs of approximately $8.5 million as of December 31, 2024.
(2)Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $8.4 million and $17.0 million as of December 31, 2024. As of December 31, 2024, there was no outstanding balance on our unsecured revolving credit facility.
(3)As of December 31, 2024, 95.7% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.
(4)As of December 31, 2024, 4.3% of our debt bore interest at variable rates which was incurred under the 2024 Term Loan Facility. The variable interest rate payments are based on the contractual rate of Adjusted SOFR plus a margin of 1.2% as of December 31, 2024. The information in the table above reflects our projected interest rate obligations for those variable-rate payments based on the outstanding principal balance as of December 31, 2024, the scheduled payment interest payment dates and the contractual maturity date.
(5)Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. See Note 19 “Commitments and Contingencies” to our consolidated financial statements included in this report for further information about our ground lease obligations.
(6)Amounts represent cash commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and for other contractual commitments. The timing of these expenditures may fluctuate.
(7)Amounts represent commitments under signed leases for pre-leased development and redevelopment projects and contractual commitments for projects in the tenant improvement phase and under construction as of December 31, 2024. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2025 (see “—Development” for additional information).

Other Liquidity Uses

Development

We believe we may spend between $100 million to $200 million on development projects throughout 2025. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts, or on the timelines currently contemplated, or at all.

Repayment of $425.0 million Unsecured Senior Notes Due 2024

During the year ended December 31, 2023, the Company completed open-market repurchases of $21.3 million of the Operating Partnership’s 3.450% $425.0 million unsecured senior notes due December 15, 2024 at a discount, leaving an aggregate remaining principal balance of $403.7 million. In December 2024, the Company repaid the aggregate remaining principal balance of $403.7 million senior notes on the maturity date.

Debt Maturities

We believe our conservative leverage, staggered debt maturities, and our unsecured revolving credit facility provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility to maintain the existing $1.1 billion borrowing capacity and extend the maturity date to July 31, 2028, repaid $200.0 million on its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on an aggregate principal amount of $200.0 million of the remaining $320.0 million by 12 months to October 3, 2025. In September 2024, the Operating Partnership repaid the $120.0 million outstanding on the 2022 Term Loan Facility. In December 2024, the Operating Partnership repaid the $403.7 million aggregate principal amount outstanding on its outstanding 3.450% unsecured senior notes at maturity. Our next debt maturity of $400.0 million occurs in October 2025. We may, however, repurchase certain of our unsecured senior notes from time to time prior to maturity (depending on prevailing market conditions, our liquidity, contractual restrictions and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

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

Share Repurchases

In February 2024, the Company’s Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) that authorizes the repurchase of shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. The Share Repurchase Program supersedes and replaces the Company’s existing share repurchase program. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. We did not repurchase any common stock under the Share Repurchase Program during the year ended December 31, 2024.

Potential Future Leasing Costs and Capital Improvements

The amounts we incur for tenant improvements and leasing costs depend on leasing activity in each period. Tenant improvements and leasing costs generally fluctuate in any given period depending on factors such as the type and condition of the property, the term of the lease, the type of the lease, the involvement of external leasing agents, and overall market conditions, including the level of inflation. Capital expenditures may fluctuate in any given period subject to the nature, extent, and timing of improvements required to maintain our properties and may be impacted by inflationary pressures on the cost of construction materials.

For the year ended December 31, 2024, we spent approximately $92.6 million on capital improvements, tenant improvements, and leasing commissions for properties within our stabilized portfolio, excluding capital improvements on major repositioning projects and all costs for development and redevelopment properties. The amount we ultimately spend for 2025 will depend on leasing activity during 2025.

The following table sets forth our historical actual capital expenditures and tenant improvements and leasing commissions for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio for each of the years ended December 31, 2024, 2023 and 2022 on a per square foot basis.

	Year Ended December 31,
	2024	2023	2022
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$2.39	$2.09	$2.26
Tenant Improvement and Leasing Commissions (2)
Replacement tenant square feet (3)	392,651	512,626	580,943
Tenant improvements per square foot commenced	$71.99	$68.15	$56.25
Leasing commissions per square foot commenced	$19.67	$20.71	$19.78
Total per square foot	$91.66	$88.86	$76.03
Renewal tenant square feet	466,780	568,443	290,138
Tenant improvements per square foot commenced	$18.84	$11.08	$12.53
Leasing commissions per square foot commenced	$9.60	$12.81	$15.90
Total per square foot	$28.44	$23.89	$28.43
Total per square foot per year	$11.09	$9.12	$9.63
Average remaining lease term (in years)	5.2	6.0	6.3
_____________________
(1)Excludes development properties and includes 100% of consolidated property partnerships.
(2)Includes tenants with lease terms of 12 months or longer. Excludes leases for month-to-month and recently completed development and redevelopment properties that have been added to the stabilized portfolio. Also excludes tenant improvement and leasing commission capital expenditures for leasing classified as major repositioning.
(3)Excludes leases for which the space was vacant when the property was acquired by the Company. Excludes tenant improvement and leasing commission capital expenditures for leasing classified as major repositioning.

Capital expenditures per square foot increased in 2024 as compared to 2023, primarily due to common area upgrades at two properties in 2024. We currently anticipate capital expenditures per square foot for 2025 to be consistent with 2024 levels. Replacement tenant improvements and leasing commissions per square foot increased in 2024 as compared to 2023, primarily due to a large lease with a long term that commenced in the San Francisco Bay Area in 2024. Renewal tenant improvements and leasing commissions per square foot increased in 2024 as compared to 2023, primarily due to a large lease with a long term that renewed in the Seattle region in 2024. Costs incurred for tenant improvement and leasing commissions in 2025 will depend upon the current economic environment, market conditions in each of our submarkets, and actual leasing activity.

Distribution Requirements

For a discussion of our dividend and distribution requirements, see “Liquidity and Capital Resources of the Company —Distribution Requirements.”

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, the unsecured term loan facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events, and other factors (refer to “Part I, Item IA. Risk Factors” of this report for additional information). These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Key existing financial covenants and their covenant levels include:

Unsecured Credit Facility and Term Loan Facility and Private Placement Notes (as defined in the applicable Credit Agreements):	Covenant Level	Actual Performance as of December 31, 2024
Total debt to total asset value	less than 60%	33%
Fixed charge coverage ratio	greater than 1.5x	3.3x
Unsecured debt ratio	greater than 1.67x	3.09x
Unencumbered asset pool debt service coverage	greater than 1.75x	3.62x

Unsecured Senior Notes due 2025, 2028, 2029, 2030, 2032, 2033 and 2036 (as defined in the applicable Indentures):
Total debt to total asset value	less than 60%	35%
Interest coverage	greater than 1.5x	5.2x
Secured debt to total asset value	less than 40%	5%
Unencumbered asset pool value to unsecured debt	greater than 150%	301%

The Operating Partnership was in compliance with all of its debt covenants as of December 31, 2024. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the year ended December 31, 2024 as compared to the year ended December 31, 2023, is as follows:

	Year Ended December 31,
	2024	2023	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$541,149	$602,589	$(61,440)	(10.2)%
Net cash used in investing activities	(225,044)	(800,400)	575,356	(71.9)%
Net cash (used in) provided by financing activities	(660,578)	360,595	(1,021,173)	(283.2)%
Net (decrease) increase in cash and cash equivalents	$(344,473)	$162,784	$(507,257)	(311.6)%

Operating Activities

Our cash flows from operating activities depends on numerous factors, including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. See additional information under the caption “—Results of Operations.” Our net cash provided by operating activities decreased by $61.4 million, or 10.2%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due a $35.8 million reduction in payables, a one time payment of $16.6 million for a payment of an accrued retirement liability associated with our former CEO, and lower operating cash flow.

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $575.4 million, or 71.9%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the maturity of certificates of deposit during the year ended December 31, 2024.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. During the year ended December 31, 2024, we had net cash used in financing activities of $660.6 million as compared to net cash provided by financing activities of $360.6 million during the year ended December 31, 2023, primarily due to the $723.7 million repayments of unsecured debt offset by the $400.0 million issuance of the 6.250% unsecured senior notes due 2036. during the year ended December 31, 2024.

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

The following table presents our FFO for the years ended December 31, 2024, 2023, 2022, 2021, and 2020:

	Year ended December 31,
	2024	2023	2022	2021	2020
	(in thousands)
Net income available to common stockholders	$210,969	$212,241	$232,615	$628,144	$187,105
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	2,062	2,083	2,283	6,163	2,869
Net income attributable to noncontrolling interests in consolidated property partnerships	19,923	23,964	24,595	24,603	17,319
Depreciation and amortization of real estate assets	349,828	348,064	350,665	303,799	290,353
Gains on sales of depreciable real estate	—	—	(17,329)	(463,128)	(35,536)
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(31,149)	(35,236)	(36,198)	(37,267)	(28,754)
Funds From Operations (1) (2)	$551,633	$551,116	$556,631	$462,314	$433,356
____________________
(1)Reported amounts are attributable to common stockholders, common unitholders and restricted stock unitholders.

(2)FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $19.1 million, $20.7 million, $19.3 million, $16.5 million and $22.5 million for the years ended December 31, 2024, 2023, 2022, 2021, and 2020, respectively.

The following table presents our weighted average shares of common stock and common units outstanding for the years ended December 31, 2024, 2023, 2022, 2021, and 2020:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Weighted average shares of common stock outstanding	117,649,111	117,160,173	116,806,575	116,429,130	113,241,341
Weighted average common units outstanding	1,150,574	1,150,574	1,150,574	1,150,574	1,854,165
Effect of participating securities – nonvested shares and restricted stock units	928,857	584,125	628,375	769,123	1,137,265
Total basic weighted average shares / units outstanding	119,728,542	118,894,872	118,585,524	118,348,827	116,232,771
Effect of dilutive securities – shares issuable under executed forward equity sale agreements, stock options and contingently issuable shares	507,876	346,082	413,472	519,513	478,281
Total diluted weighted average shares / units outstanding	120,236,418	119,240,954	118,998,996	118,868,340	116,711,052

Inflation

The majority of the Company’s leases require tenants to pay for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation. The Company’s exposure to inflationary impacts is sensitive to fluctuations in the occupancy levels at its properties. Refer to “Part I, Item IA. Risk Factors” included in this report for additional information about the potential impact of inflation on our interest expense and construction costs and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations.

New Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report.

Effective for the annual period beginning January 1, 2024, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 amends Accounting Standards Codification (“ASC”) 280 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in the current period and determined it did not have a material impact on our consolidated financial statements and disclosures.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. Information about our changes in interest rate risk exposures from December 31, 2023 to December 31, 2024 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Interest Rate Risk

As of December 31, 2024, 4.3% of our total outstanding debt of $4.6 billion (before the effects of debt discounts and deferred financing costs) was subject to variable interest rates. The remaining 95.7% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured debt, unsecured revolving credit facility and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end benchmark interest rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including, but not limited to, our credit rating, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral, amongst other factors. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flows. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end SOFR, adding a SOFR adjustment of 0.10% (“Adjusted SOFR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured revolving credit facility and unsecured term loan facility agreements.

We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. See Note 20 “Fair Value Measurements and Disclosures” and Note 2 “Basis of Presentation and Significant Accounting Policies” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2024 and December 31, 2023.

At December 31, 2024, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility of $200.0 million, which was indexed to Adjusted SOFR plus a spread of 1.200% (weighted average interest rate of 5.7%). At December 31, 2023, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility of $520.0 million, which was indexed to Adjusted SOFR plus a spread of 0.950% (weighted average interest rate of 6.41%). There was no outstanding balance on our $1.1 billion unsecured revolving credit facility at December 31, 2024; however, it was available for borrowing at the following variable rate: Adjusted SOFR plus a spread of 1.100% (weighted average interest rate of 5.69%). As of December 31, 2023, there was no outstanding balance on our unsecured revolving credit facility; however, it was available for borrowing at the following variable rate: Adjusted SOFR plus a spread of 0.900% (weighted average interest rate of 6.38%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2024, a 100 basis-point increase in the Adjusted SOFR rate would have increased our projected annual interest expense, before the effect of capitalization, by approximately $2.0 million.

The total carrying value of our fixed-rate debt was approximately $4.4 billion as of December 31, 2024 and 2023. The total estimated fair value of our fixed-rate debt was approximately $4.1 billion and $4.0 billion as of December 31, 2024 and 2023, respectively. For sensitivity purposes, a 100 basis-point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $181.7 million, or 4.5%, as of

December 31, 2024. Comparatively, a 100 basis-point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $180.7 million, or 4.5%, as of December 31, 2023.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the most recent year covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2024.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Kilroy Realty Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 13, 2025

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the most recent year covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner and effected by the board of directors, management, and other personnel of its general partner to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2024.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Operating Partnership and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Los Angeles, California
February 13, 2025

ITEM 9B.    OTHER INFORMATION

(a).None
(b).During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2025.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2025.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2025.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2025.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2025.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(i) and (ii) Financial Statements and Schedules

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

4.(vi)1	Description of Capital Stock of Kilroy Realty Corporation (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2023)
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

4.10
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

4.11
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

4.12
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

4.13
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

10.2†	Kilroy Realty Corporation Stock Award Deferral Program (previously filed by Kilroy Realty Corporation as an exhibit to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2008)
10.3†
Form of Indemnification Agreement of Kilroy Realty Corporation with certain officers and directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2009)

10.4†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.5†	Form of Stock Award Deferral Program Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended June 30, 2013)
10.6†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.7†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)
10.8†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2014)

10.9†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)
10.10†
Form of Restricted Stock Unit Agreement for Non-Employee Members of the Board of Directors (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2015)

10.11†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Justin W. Smart effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2016)

10.12†
Amended and Restated Employment Agreement and Non-Competition Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Heidi R. Roth effective as of January 28, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 10-Q for the quarter ended March 31, 2021)

10.13†*	Kilroy Realty Corporation Director Compensation Policy effective as of May 22, 2024
10.14†
Employment Agreement, as amended and restated December 27, 2018, by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and John B. Kilroy, Jr. (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 31, 2018)

10.15†
Form of Restricted Stock Unit Agreement for 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2018)

10.16	Note Purchase Agreement dated September 14, 2016 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 14, 2016)
10.17
Amendment to Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.18	Promissory Note, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.19
Loan Agreement, dated November 29, 2016, by and between KR WMC, LLC and Massachusetts Mutual Life Insurance Company (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.20
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.21	Assignment of Leases and Rents, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.22	Recourse Guaranty Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)
10.23
Environmental Indemnification Agreement, dated November 29, 2016 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2017)

10.24†
Kilroy Realty Corporation 2007 Deferred Compensation Plan, as amended and restated effective January 1, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-K for the year ended December 31, 2016)

10.25	General Partner Guaranty Agreement, dated February 17, 2017 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 10-Q for the quarter ended March 31, 2017)
10.26†	Kilroy Realty 2006 Incentive Award Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 24, 2023)
10.27
Note Purchase Agreement dated May 11, 2018 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2018)

10.28
Note Purchase Agreement dated April 28, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2020)

10.29
General Partner Guaranty Agreement dated April 28, 2020 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on April 30, 2020)

10.30	Fourth Amended and Restated Guaranty dated as of March 6, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2024)
10.31	Fourth Amended and Restated Credit Agreement dated as of March 6, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2024)
10.32	Term Loan Agreement dated October 3, 2022 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2022)
10.34	Guaranty Agreement dated October 3, 2022 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2022)
10.35	Amendment No. 1 to Term Loan Agreement dated January 27, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2023)
10.36	Amendment No. 2 to Term Loan Agreement dated March 6, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2023)

10.37	Amendment No. 3 to Term Loan Agreement dated as of March 15, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2024)
10.38	Term Loan Agreement dated as of March 6, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2024)
10.39	Guaranty dated as of March 6, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2024)
10.40†
Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Eliott Trencher effective as of March 3, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2023)

10.41	Promissory Note dated as of July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)
10.42
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)

10.43	Guaranty dated as of July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)
10.44	Multipurpose Side Letter dated of as July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)
10.45†
Employment Agreement dated as of December 13, 2023 by and between Angela Aman, Kilroy Realty Corporation and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2023)

10.46†
Transition Agreement dated as of December 13, 2023 by and between John B. Kilroy, Jr., Kilroy Realty Corporation and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2023)

10.47
Underwriting Agreement dated as of January 9, 2024 (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2024)

10.48†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2023)
10.49†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2023)
10.50†	Kilroy Realty Annual Bonus Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2023)
10.51†	Form of Non-Disclosure Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2023)
10.52
Employment Agreement, dated as of July 30, 2024, between Kilroy Realty Corporation, Kilroy Realty, L.P., and Jeffrey Kuehling (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 31, 2024)

10.53
Amendment to Employment Agreement, dated as of July 30, 2024, between Kilroy Realty Corporation, Kilroy Realty, L.P., and Eliott Trencher (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 31, 2024)

19.1*	Kilroy Realty Corporation Insider Trading Policy effective as of December 5, 2024
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
97.1	Kilroy Realty Corporation Clawback Policy effective as of September 6, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2023)
101.1*
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2024, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements(1)

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2025.

KILROY REALTY CORPORATION

By	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, do hereby severally constitute and appoint Angela M. Aman, Jeffrey R. Kuehling, Heidi R. Roth, Lauren N. Stadler, and Merryl E. Werber, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Angela M. Aman	Director, Chief Executive Officer (Principal Executive Officer)	February 13, 2025
Angela M. Aman
/s/ Jeffrey R. Kuehling	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 13, 2025
Jeffrey R. Kuehling
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 13, 2025
Merryl E. Werber
/s/ Edward F. Brennan	Chair of the Board	February 13, 2025
Edward F. Brennan, PhD
/s/ Daryl J. Carter	Director	February 13, 2025
Daryl J. Carter
/s/ Jolie A. Hunt	Director	February 13, 2025
Jolie A. Hunt
/s/ Scott S. Ingraham	Director	February 13, 2025
Scott S. Ingraham
/s/ Louisa G. Ritter	Director	February 13, 2025
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 13, 2025
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 13, 2025
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2025.

KILROY REALTY, L.P.

By	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., do hereby severally constitute and appoint Angela M. Aman, Jeffrey R. Kuehling, Heidi R. Roth, Lauren N. Stadler, and Merryl E. Werber, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Angela M. Aman	Director, Chief Executive Officer (Principal Executive Officer)	February 13, 2025
Angela M. Aman
/s/ Jeffrey R. Kuehling	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 13, 2025
Jeffrey R. Kuehling
/s/ Merryl E. Werber	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 13, 2025
Merryl E. Werber
/s/ Edward F. Brennan	Chair of the Board	February 13, 2025
Edward F. Brennan, PhD
/s/ Daryl J. Carter	Director	February 13, 2025
Daryl J. Carter
/s/ Jolie A. Hunt	Director	February 13, 2025
Jolie A. Hunt
/s/ Scott S. Ingraham	Director	February 13, 2025
Scott S. Ingraham
/s/ Louisa G. Ritter	Director	February 13, 2025
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 13, 2025
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 13, 2025
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024 AND 2023
AND FOR THE THREE YEARS ENDED DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Kilroy Realty Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Assets — Evaluation of asset impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company evaluates real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. If any impairment indicators are present for a specific real estate asset, the Company then performs an undiscounted cash flow analysis and compares the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the real estate asset, the Company performs an impairment loss calculation. The Company’s impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, and the Company recognizes an impairment loss to the extent that the real estate asset’s net carrying amount exceeds the real estate asset’s estimated fair value. The Company did not record any impairment losses on real estate assets for the year ended December 31, 2024.

Given the Company’s evaluation of the recoverability of real estate assets requires management to make significant estimates and assumptions related to estimated hold periods, rental rates, and capitalization rates, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flow analysis, including an assessment of expected remaining holding period, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management’s estimated holding period of an asset and to evaluate the assumptions used in undiscounted cash flows included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of impairment of real estate assets, including controls over identification of possible events or changes in estimated holding period of an asset, estimated rental rates, and estimated capitalization rates used in future undiscounted cash flows.
•We evaluated the reasonableness of management’s conclusions regarding the Company’s estimated hold period by:
–Discussing with executive management the Company’s intent regarding sale or holding of specific real estate assets.
–Observing meetings of the investment committee and reading related materials to identify any evidence that may contradict management’s assertion regarding estimated holding periods for specific assets.
–Evaluating the consistency of the assumptions used with audit evidence obtained in other audit areas and with investment committee materials.
•With the assistance of our fair value specialists, where applicable, we evaluated the reasonableness of management’s conclusions regarding other assumptions used in estimated undiscounted cash flows by:
–Testing the source information underlying the determination of the rental rates and capitalization rates, and developing a range of independent estimates based on external market sources and comparing our estimates to the assumptions utilized by management, and tested the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 13, 2025

We have served as the Company’s auditor since 1995.

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
REAL ESTATE ASSETS (Notes 2, 3, and 4):
Land and improvements	$1,750,820	$1,743,170
Buildings and improvements	8,598,751	8,463,674
Undeveloped land and construction in progress	2,309,624	2,034,804
Total real estate assets held for investment	12,659,195	12,241,648
Accumulated depreciation and amortization	(2,824,616)	(2,518,304)
Total real estate assets held for investment, net	9,834,579	9,723,344
CASH AND CASH EQUIVALENTS (Note 23)	165,690	510,163
MARKETABLE SECURITIES (Notes 5, 17, and 20)	27,965	284,670
CURRENT RECEIVABLES, NET (Notes 2 and 6)	11,033	13,609
DEFERRED RENT RECEIVABLES, NET (Notes 2 and 6)	451,996	460,979
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3, and 7)	225,937	229,705
RIGHT OF USE GROUND LEASE ASSETS (Note 19)	129,222	125,506
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 8)	51,935	53,069
TOTAL ASSETS	$10,898,357	$11,401,045
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 9, 10, and 20)	$598,199	$603,225
Unsecured debt, net (Notes 9, 10, and 20)	3,999,566	4,325,153
Accounts payable, accrued expenses and other liabilities (Note 19)	285,011	371,179
Ground lease liabilities (Note 19)	128,422	124,353
Accrued dividends and distributions (Note 14)	64,850	64,440
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2, 3, 7, and 11)	142,437	173,638
Rents received in advance and tenant security deposits	71,003	79,364
Total liabilities	5,289,488	5,741,352
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY:
Stockholders’ Equity (Note 14):
Common stock, $.01 par value, 280,000,000 shares authorized, 118,046,674 and 117,239,558 shares issued and outstanding	1,181	1,173
Additional paid-in capital	5,209,653	5,205,839
Retained earnings	171,212	221,149
Total stockholders’ equity	5,382,046	5,428,161
Noncontrolling Interests (Notes 2 and 12):
Common units of the Operating Partnership	52,472	53,275
Noncontrolling interests in consolidated property partnerships	174,351	178,257
Total noncontrolling interests	226,823	231,532
Total equity	5,608,869	5,659,693
TOTAL LIABILITIES AND EQUITY	$10,898,357	$11,401,045

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES (Note 2):
Rental income (Note 18)	$1,118,115	$1,117,737	$1,086,018
Other property income	17,514	11,957	10,969
Total revenues	1,135,629	1,129,694	1,096,987
EXPENSES:
Property expenses	243,441	228,964	202,744
Real estate taxes	108,951	105,868	105,869
Ground leases (Note 19)	11,715	9,732	7,565
General and administrative expenses (Note 16)	72,066	93,434	93,642
Leasing costs	8,764	6,506	4,879
Depreciation and amortization (Notes 2 and 7)	356,182	355,278	357,611
Total expenses	801,119	799,782	772,310
OTHER INCOME (EXPENSES):
Interest and other income, net (Note 20)	37,752	22,592	1,765
Interest expense (Note 10)	(145,287)	(114,216)	(84,278)
Gains on sales of depreciable operating properties (Note 4)	—	—	17,329
Gain on sales of long-lived assets	5,979	—	—
Total other (expenses) income	(101,556)	(91,624)	(65,184)
NET INCOME	232,954	238,288	259,493
Net income attributable to noncontrolling common units of the Operating Partnership (Notes 2 and 12)	(2,062)	(2,083)	(2,283)
Net income attributable to noncontrolling interests in consolidated property partnerships (Notes 2 and 12)	(19,923)	(23,964)	(24,595)
Total income attributable to noncontrolling interests	(21,985)	(26,047)	(26,878)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$210,969	$212,241	$232,615
Net income available to common stockholders per share – basic (Note 21)	$1.78	$1.80	$1.98
Net income available to common stockholders per share – diluted (Note 21)	$1.77	$1.80	$1.97
Weighted average shares of common stock outstanding – basic (Note 21)	117,649,111	117,160,173	116,806,575
Weighted average shares of common stock outstanding – diluted (Note 21)	118,156,987	117,506,255	117,220,047
See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
BALANCE AS OF DECEMBER 31, 2021	116,464,169	$1,165	$5,155,232	$283,663	$5,440,060	$249,810	$5,689,870
Net income				232,615	232,615	26,878	259,493
Issuance of share-based compensation awards			3,607		3,607		3,607
Non-cash amortization of share-based compensation			34,793		34,793		34,793
Settlement of restricted stock units for shares of common stock	745,248	7	(7)		—		—
Repurchase of common stock and restricted stock units	(331,386)	(3)	(22,931)		(22,934)		(22,934)
Distributions to noncontrolling interests in consolidated property partnerships					—	(36,269)	(36,269)
Adjustment for noncontrolling interest in the Operating Partnership			66		66	(66)	—
Dividends declared per share of common stock and common unit $2.12 per share/unit)				(251,160)	(251,160)	(2,439)	(253,599)
BALANCE AS OF DECEMBER 31, 2022	116,878,031	1,169	5,170,760	265,118	5,437,047	237,914	5,674,961
Net income				212,241	212,241	26,047	238,288
Issuance of share-based compensation awards			3,110		3,110		3,110
Non-cash amortization of share-based compensation			43,721		43,721		43,721
Settlement of restricted stock units for shares of common stock	664,600	7	(7)		—		—
Repurchase of common stock and restricted stock units	(303,073)	(3)	(11,592)		(11,595)		(11,595)
Distributions to noncontrolling interests in consolidated property partnerships					—	(30,097)	(30,097)
Adjustment for noncontrolling interest in the Operating Partnership			(153)		(153)	153	—
Dividends declared per share of common stock and common unit ($2.16 per share/unit)				(256,210)	(256,210)	(2,485)	(258,695)
BALANCE AS OF DECEMBER 31, 2023	117,239,558	1,173	5,205,839	221,149	5,428,161	231,532	5,659,693
Net income				210,969	210,969	21,985	232,954
Issuance of share-based compensation awards (Note 16)			6,675		6,675		6,675
Non-cash amortization of share-based compensation (Note 16)			24,402		24,402		24,402
Settlement of restricted stock units for shares of common stock (Note 16)	1,486,127	15	(15)		—		—
Repurchase of common stock and restricted stock units (Note 16)	(679,011)	(7)	(27,629)		(27,636)		(27,636)
Distributions to noncontrolling interests in consolidated property partnerships					—	(23,829)	(23,829)
Adjustment for noncontrolling interest in the Operating Partnership			381		381	(381)	—
Dividends declared per share of common stock and common unit ($2.16 per share/unit) (Note 14)				(260,906)	(260,906)	(2,484)	(263,390)
BALANCE AS OF DECEMBER 31, 2024	118,046,674	$1,181	$5,209,653	$171,212	$5,382,046	$226,823	$5,608,869

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,954	$238,288	$259,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	349,828	348,064	350,665
Depreciation of non-real estate furniture, fixtures, and equipment	6,354	7,214	6,946
Revenue reversals (recoveries) for doubtful accounts, net (Notes 2 and 18)	2,416	11,553	(123)
Non-cash amortization of share-based compensation awards (Note 16)	17,714	36,858	28,347
Non-cash amortization of deferred financing costs and net debt discounts	6,893	5,200	3,657
Non-cash amortization of net below market rents (Note 7)	(3,521)	(6,648)	(10,476)
Gains on sales of depreciable operating properties (Note 4)	—	—	(17,329)
Gain on sales of long-lived assets	(5,979)	—	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 11)	(17,605)	(19,181)	(19,321)
Straight-line rents	3,160	(19,262)	(46,231)
Amortization of right of use ground lease assets	1,066	1,024	772
Net change in other operating assets	1,894	2,322	(12,606)
Net change in other operating liabilities	(54,025)	(2,843)	48,441
Net cash provided by operating activities	541,149	602,589	592,235
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (Purchases) of certificates of deposit (Note 5)	256,581	(256,581)	—
Expenditures for development and redevelopment properties and undeveloped land	(365,521)	(446,426)	(453,774)
Expenditures for operating properties and other capital assets	(100,303)	(97,393)	(92,802)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	—	—	(40,033)
Net proceeds received from dispositions of long-lived assets (Note 8)	19,354	—	—
Net proceeds received from dispositions of real estate assets (Note 4)	—	—	33,416
Expenditures for acquisitions of operating properties	(35,155)	—	—
Net cash used in investing activities	(225,044)	(800,400)	(553,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests in consolidated property partnerships	(23,829)	(30,097)	(36,269)
Dividends and distributions paid to common stockholders and common unitholders	(256,306)	(255,430)	(247,556)
Repurchase of common stock and restricted stock units (Note 16)	(27,636)	(11,595)	(22,934)
Financing costs (Note 10)	(18,605)	(10,924)	(6,432)
Principal payments and repayments of secured debt (Note 10)	(6,006)	(5,775)	(5,555)
Proceeds from the issuance of unsecured debt (Note 10)	395,516	—	—
Repayments of unsecured debt (Note 10)	(723,712)	—	—
Borrowings on unsecured debt (Note 10)	—	320,000	200,000
Repurchases of unsecured debt (Note 10)	—	(20,584)	—
Proceeds from the issuance of secured debt (Note 10)	—	375,000	—
Net cash (used in) provided by financing activities	(660,578)	360,595	(118,746)
Net (decrease) increase in cash and cash equivalents and restricted cash	(344,473)	162,784	(79,704)
Cash and cash equivalents and restricted cash, beginning of year	510,163	347,379	427,083
Cash and cash equivalents and restricted cash, end of year	$165,690	$510,163	$347,379

See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Kilroy Realty, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of operations, capital, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Assets — Evaluation of asset impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Operating Partnership evaluates real estate assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. If any impairment indicators are present for a specific real estate asset, the Operating Partnership then performs an undiscounted cash flow analysis and compares the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flow over the anticipated holding period. If the estimated undiscounted future cash flow is less than the net carrying amount of the real estate asset, the Operating Partnership performs an impairment loss calculation. The Operating Partnership’s impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, and the Operating Partnership recognizes an impairment loss to the extent that the real estate asset’s net carrying amount exceeds the real estate asset’s estimated fair value.

The Operating Partnership did not record any impairment losses on real estate assets for the year ended December 31, 2024.

Given the Operating Partnership’s evaluation of the recoverability of real estate assets requires management to make significant estimates and assumptions related to estimated hold periods, rental rates, and capitalization rates, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flow analysis, including an assessment of expected remaining holding period, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management’s estimated holding period of an asset and to evaluate the assumptions used in undiscounted cash flows included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of impairment of real estate assets, including controls over identification of possible events or changes in estimated holding period of an asset, estimated rental rates, and estimated capitalization rates used in future undiscounted cash flows.
•We evaluated the reasonableness of management’s conclusions regarding the Company’s estimated hold period by:
–Discussing with executive management the Operating Partnership’s intent regarding sale or holding of specific real estate assets.
–Observing meetings of the investment committee and reading related materials to identify any evidence that may contradict management’s assertion regarding estimated holding periods for specific assets.
–Evaluating the consistency of the assumptions used with audit evidence obtained in other audit areas and with investment committee materials.
•With the assistance of our fair value specialists, where applicable, we evaluated the reasonableness of management’s conclusions regarding other assumptions used in estimated undiscounted cash flows by:
–Testing the source information underlying the determination of the rental rates and capitalization rates, and developing a range of independent estimates based on external market sources and comparing our estimates to the assumptions utilized by management, and tested the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 13, 2025

We have served as the Operating Partnership’s auditor since 2010.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2024	December 31, 2023
ASSETS
REAL ESTATE ASSETS (Notes 2, 3, and 4):
Land and improvements	$1,750,820	$1,743,170
Buildings and improvements	8,598,751	8,463,674
Undeveloped land and construction in progress	2,309,624	2,034,804
Total real estate assets held for investment	12,659,195	12,241,648
Accumulated depreciation and amortization	(2,824,616)	(2,518,304)
Total real estate assets held for investment, net	9,834,579	9,723,344
CASH AND CASH EQUIVALENTS (Note 24)	165,690	510,163
MARKETABLE SECURITIES (Notes 5, 17, and 20)	27,965	284,670
CURRENT RECEIVABLES, NET (Notes 2 and 6)	11,033	13,609
DEFERRED RENT RECEIVABLES, NET (Notes 2 and 6)	451,996	460,979
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Notes 2, 3, and 7)	225,937	229,705
RIGHT OF USE GROUND LEASE ASSETS (Note 19)	129,222	125,506
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 8)	51,935	53,069
TOTAL ASSETS	$10,898,357	$11,401,045
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 10 and 20)	$598,199	$603,225
Unsecured debt, net (Notes 10 and 20)	3,999,566	4,325,153
Accounts payable, accrued expenses and other liabilities (Note 19)	285,011	371,179
Ground lease liabilities (Note 19)	128,422	124,353
Accrued distributions (Note 15)	64,850	64,440
Deferred revenue and acquisition-related intangible liabilities, net (Notes 2, 3, 7, and 11)	142,437	173,638
Rents received in advance and tenant security deposits	71,003	79,364
Total liabilities	5,289,488	5,741,352
COMMITMENTS AND CONTINGENCIES (Note 19)
CAPITAL:
Partner’s Capital - Common units, 118,046,674 and 117,239,558 held by the general partner and 1,150,574 and 1,150,574 held by common limited partners issued and outstanding (Note 15)	5,434,518	5,481,436
Noncontrolling interests in consolidated property partnerships (Notes 2 and 13)	174,351	178,257
Total capital	5,608,869	5,659,693
TOTAL LIABILITIES AND CAPITAL	$10,898,357	$11,401,045

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2024	2023	2022
REVENUES (Note 2):
Rental income (Note 18)	$1,118,115	$1,117,737	$1,086,018
Other property income	17,514	11,957	10,969
Total revenues	1,135,629	1,129,694	1,096,987
EXPENSES:
Property expenses	243,441	228,964	202,744
Real estate taxes	108,951	105,868	105,869
Ground leases (Note 19)	11,715	9,732	7,565
General and administrative expenses (Note 16)	72,066	93,434	93,642
Leasing costs	8,764	6,506	4,879
Depreciation and amortization (Notes 2 and 7)	356,182	355,278	357,611
Total expenses	801,119	799,782	772,310
OTHER INCOME (EXPENSES):
Interest and other income, net (Note 20)	37,752	22,592	1,765
Interest expense (Note 10)	(145,287)	(114,216)	(84,278)
Gains on sales of depreciable operating properties (Note 4)	—	—	17,329
Gain on sales of long-lived assets	5,979	—	—
Total other (expenses) income	(101,556)	(91,624)	(65,184)
NET INCOME	232,954	238,288	259,493
Net income attributable to noncontrolling interests in consolidated property partnerships (Notes 2 and 13)	(19,923)	(23,964)	(24,595)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$213,031	$214,324	$234,898
Net income available to common unitholders per unit – basic (Note 22)	$1.78	$1.80	$1.98
Net income available to common unitholders per unit – diluted (Note 22)	$1.77	$1.80	$1.97
Weighted average common units outstanding – basic (Note 22)	118,799,685	118,310,747	117,957,149
Weighted average common units outstanding – diluted (Note 22)	119,307,561	118,656,829	118,370,621

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2021	117,614,743	$5,493,806	$196,064	$5,689,870
Net income		234,898	24,595	259,493
Issuance of share-based compensation awards		3,607		3,607
Non-cash amortization of share-based compensation		34,793		34,793
Settlement of restricted stock units	745,248	—		—
Repurchase of common units and restricted stock units	(331,386)	(22,934)		(22,934)
Distributions to noncontrolling interests in consolidated property partnerships			(36,269)	(36,269)
Distributions declared per common unit ($2.12 per unit)		(253,599)		(253,599)
BALANCE AS OF DECEMBER 31, 2022	118,028,605	5,490,571	184,390	5,674,961
Net income		214,324	23,964	238,288
Issuance of share-based compensation awards		3,110		3,110
Non-cash amortization of share-based compensation		43,721		43,721
Settlement of restricted stock units	664,600	—		—
Repurchase of common units and restricted stock units	(303,073)	(11,595)		(11,595)
Distributions to noncontrolling interests in consolidated property partnerships			(30,097)	(30,097)
Distributions declared per common unit ($2.16 per unit)		(258,695)		(258,695)
BALANCE AS OF DECEMBER 31, 2023	118,390,132	5,481,436	178,257	5,659,693
Net income		213,031	19,923	232,954
Issuance of share-based compensation awards (Note 16)		6,675		6,675
Non-cash amortization of share-based compensation (Note 16)		24,402		24,402
Settlement of restricted stock units (Note 16)	1,486,127	—		—
Repurchase of common units and restricted stock units (Note 16)	(679,011)	(27,636)		(27,636)
Distributions to noncontrolling interests in consolidated property partnerships		—	(23,829)	(23,829)
Distributions declared per common unit ($2.16 per unit) (Note 15)		(263,390)		(263,390)
BALANCE AS OF DECEMBER 31, 2024	119,197,248	$5,434,518	$174,351	$5,608,869

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,954	$238,288	$259,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	349,828	348,064	350,665
Depreciation of non-real estate furniture, fixtures, and equipment	6,354	7,214	6,946
Revenue reversals (recoveries) for doubtful accounts, net (Notes 2 and 18)	2,416	11,553	(123)
Non-cash amortization of share-based compensation awards (Note 16)	17,714	36,858	28,347
Non-cash amortization of deferred financing costs and net debt discounts	6,893	5,200	3,657
Non-cash amortization of net below market rents (Note 7)	(3,521)	(6,648)	(10,476)
Gains on sales of depreciable operating properties (Note 4)	—	—	(17,329)
Gain on sales of long-lived assets	(5,979)	—	—
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements (Note 11)	(17,605)	(19,181)	(19,321)
Straight-line rents	3,160	(19,262)	(46,231)
Amortization of right of use ground lease assets	1,066	1,024	772
Net change in other operating assets	1,894	2,322	(12,606)
Net change in other operating liabilities	(54,025)	(2,843)	48,441
Net cash provided by operating activities	541,149	602,589	592,235
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity (Purchases) of certificates of deposit (Note 5)	256,581	(256,581)	—
Expenditures for development and redevelopment properties and undeveloped land	(365,521)	(446,426)	(453,774)
Expenditures for operating properties and other capital assets	(100,303)	(97,393)	(92,802)
Expenditures for acquisitions of development properties and undeveloped land (Note 3)	—	—	(40,033)
Net proceeds received from dispositions of long-lived assets (Note 8)	19,354	—	—
Net proceeds received from dispositions of real estate assets (Note 4)	—	—	33,416
Expenditures for acquisitions of operating properties	(35,155)	—	—
Net cash used in investing activities	(225,044)	(800,400)	(553,193)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests in consolidated property partnerships	(23,829)	(30,097)	(36,269)
Distributions paid to common unitholders	(256,306)	(255,430)	(247,556)
Repurchase of common units and restricted stock units (Note 16)	(27,636)	(11,595)	(22,934)
Financing costs (Note 10)	(18,605)	(10,924)	(6,432)
Principal payments and repayments of secured debt (Note 10)	(6,006)	(5,775)	(5,555)
Proceeds from the issuance of unsecured debt (Note 10)	395,516	—	—
Repayments of unsecured debt (Note 10)	(723,712)	—	—
Borrowings on unsecured debt (Note 10)	—	320,000	200,000
Repurchases of unsecured debt (Note 10)	—	(20,584)	—
Proceeds from the issuance of secured debt (Note 10)	—	375,000	—
Net cash (used in) provided by financing activities	(660,578)	360,595	(118,746)
Net (decrease) increase in cash and cash equivalents and restricted cash	(344,473)	162,784	(79,704)
Cash and cash equivalents and restricted cash, beginning of year	510,163	347,379	427,083
Cash and cash equivalents and restricted cash, end of year	$165,690	$510,163	$347,379

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2024:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited)(1)
Stabilized Office Properties (2)	123	17,142,721	428	82.8%
_______________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2024 Average Occupancy (unaudited)
Stabilized Residential Properties	3	1,001	92.5%

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service.

We did not have any properties or undeveloped land held for sale at December 31, 2024. As of December 31, 2024, the following properties were excluded from our stabilized portfolio:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Properties/Projects	Estimated Rentable Square Feet (1) (unaudited)
In-process redevelopment projects - tenant improvement	2	100,000
In-process development projects - under construction	1	875,000
____________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which, as of December 31, 2024, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

As of December 31, 2024, all of our properties and development and redevelopment projects, and all of our business was conducted in the state of California, with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project located in Austin, Texas. All of our properties and development and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships. Two of the three consolidated property partnerships, 100 First Street Member, LLC (“100 First LLC”) and 303 Second Street Member, LLC (“303 Second LLC”), each owned one office property in San Francisco, California through subsidiary REITs. As of December 31, 2024, the Company owned a 56% common equity interest in both 100 First LLC and 303 Second LLC. The third consolidated property partnership, Redwood City Partners, LLC (“Redwood LLC”), owned two office properties in Redwood City, California. As of December 31, 2024, the Company owned an approximate 93% common equity interest in Redwood LLC. The remaining interests in all three property partnerships were owned by unrelated third parties.

As of December 31, 2024, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of December 31, 2024 was owned by non-affiliated investors and a former executive officer and director. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Partially Owned Entities and Variable Interest Entities

At December 31, 2024, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC, and one entity established during the third quarter of 2024 to facilitate a potential future Section 1031 Exchange. At December 31, 2024, the Company and the Operating Partnership were determined to be the primary beneficiaries of these three VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of December 31, 2024, the three VIEs’ total assets, liabilities, and noncontrolling interests included on our consolidated balance sheet were approximately $435.5 million (of which $357.3 million related to real estate held for investment), approximately $18.0 million, and approximately $169.4 million, respectively. At December 31, 2023, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2023, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. At December 31, 2023 the two VIEs’ total assets, liabilities, and noncontrolling interests included on our consolidated balance sheet were approximately $416.7 million (of which $350.0 million related to real estate held for investment on our consolidated balance sheet), approximately $23.6 million, and approximately $173.7 million, respectively. Revenues, income, and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions.

Our accounting policy is to consolidate entities in which we have a controlling financial interest and significant decision making control over the entity’s operations. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider factors such as ownership interest, board representation, management representation, size of our investment (including loans), authority to control decisions, and contractual and substantive participating rights of the members. In addition to evaluating control rights, we consolidate entities in which the other members have no substantive kick-out rights to remove the Company as the managing member.

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

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2024 or 2023.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Significant Accounting Policies

Revenue Recognition

Rental revenue for office, life science, retail, and residential operating properties is our principal source of revenue. We recognize revenue from base rent (fixed lease payments), additional rent (variable lease payments, which consist of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs), parking, and other lease-related revenue once all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable, and (iv) payment has been received or the collectability of substantially all of the amount due is probable. Minimum annual rental revenues are recognized in rental revenues on a straight-line basis over the non-cancellable term of the related lease.

Base Rent

The timing of when we commence rental revenue recognition for office, life science, and retail properties depends largely on our conclusion as to whether we are or the tenant is the owner of tenant improvements at the leased property for accounting purposes. When we conclude that we are the owner of tenant improvements for accounting purposes, we record the cost to construct the tenant improvements as an asset and commence rental revenue recognition when the tenant takes possession of or controls the finished space, which is generally when tenant improvements being recorded as our assets are substantially complete. In certain instances, when we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, rental revenue recognition begins when the tenant takes possession or controls the physical use of the leased space. The determination of who owns the tenant improvements is made on a lease-by-lease basis and has a significant effect on the timing of commencement of revenue recognition. Further, we may deliver leased space in phases, rather than for an entire building or project, resulting in various revenue commencement dates for a particular lease, which involves significant judgment surrounding when the tenant takes possession of or controls each respective phase, building or project.

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

For residential properties, we commence revenue recognition upon lease commencement. Residential rental revenue is recognized on a straight-line basis over the term of the related lease, which is generally one year, net of any concessions.

When a lease is amended, we determine whether (i) an additional right of use not included in the original lease is being granted as a result of the modification, and (ii) there is an increase in the lease payments that is commensurate with the standalone price for the additional right of use. If both of these conditions are met, the amendment is accounted for as a separate lease contract. If either of those conditions are not met, the amendment is accounted for as a lease modification. Most of our lease amendments are accounted for as modifications of our operating leases, which requires us to reassess both the lease term and fixed lease payments, including any prepaid or deferred rent receivables relating to the original lease, as a part of the lease payments for the modified lease.

Termination options in some of our leases allow the tenant to terminate the lease, in part or in whole, prior to the end of the lease term under certain circumstances. Termination options generally require advance notification

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
from the tenant and payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the net book value of lease inception costs such as commissions, tenant improvements and lease incentives. Termination fee income, included in rental income, is recognized on a straight-line basis from the date of the executed termination agreement through the revised lease expiration when the amount of the fee is determinable and collectability of the fee is probable. This fee income is reduced on a straight-line basis by any deferred rent receivable related to the lease.

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

When tenants declare bankruptcy, we may be able to collect some portion of their past-due rents through the bankruptcy process, whether through applying security deposit balances, drawing on tenants’ letters of credit, or through bankruptcy settlements. We recognize any amounts collected through the bankruptcy process when cash is received.

Additional Rent - Reimbursements from Tenants

Additional rent, consisting of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs, is recognized in rental income in the period the recoverable costs are incurred. Additional rent where we pay the associated costs directly to third-party vendors and are reimbursed by our tenants are recognized and recorded on a gross basis, with the associated expense recognized in property expenses or real estate taxes.

Other Property Income

Other property income primarily includes amounts recorded in connection with transient daily parking, broken deal income, and property damage settlement-related payments from third-party insurance carriers. Other property income also includes miscellaneous income from tenants and fees for late rental payments. Amounts recorded within other property income fall within the scope of ASC Topic 606 “Revenue from Contracts with Customers” and are recognized as revenue at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the non-cancellable lease term and, for some tenants, may include an offsetting partial allowance for uncollectible accounts related to current tenant and deferred rent receivables that exhibit a certain level of collection risk based on the results of the assessment described above. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, including deferred revenue, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. If the collectability determination subsequently changes to being probable of collection for leases for which revenue is recorded based on cash received from the tenant, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances, as if revenue had been recorded on a straight-line basis since the inception of the lease.

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

We assess and consider fair value based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquisition generally include, but are not limited to: (i) land and improvements, buildings and improvements, undeveloped land and construction in progress, and (ii) identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values and tenant relationships, if any. Any debt assumed and equity (including common units of the Operating Partnership) issued in connection with a property acquisition is recorded at relative fair value on the date of acquisition.

The fair value of land and improvements is derived from comparable sales of land and improvements within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements and leasing costs considers the value of the property as if it was vacant as well as current replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. Our below-market operating leases generally do not include fixed rate or below-market renewal options. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related intangible liabilities, net on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. The amortization of a below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
periods presented. The amortization of an above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented. If a lease were to be terminated prior to its contractual expiration, amortization of the related above-market or below-market lease intangible would be accelerated through the termination date.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations, including, but not necessarily limited to: (i) the value associated with lost rental revenue from existing leases during the assumed lease-up period (ii) the value associated with avoiding the cost of originating the acquired in-place leases; and (iii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period. Factors we consider in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand at market rates. In estimating costs to execute similar leases, we consider leasing commissions, legal, and other related expenses. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases. Fully amortized intangible assets are written off each quarter. If a lease were to be terminated or if termination were determined to be likely prior to its contractual expiration (for example resulting from bankruptcy), amortization of the related unamortized in-place lease intangible would be accelerated.

The determination of the fair value of any debt assumed in connection with a property acquisition is estimated by discounting the future cash flows using market interest rates available for the issuance of debt with similar terms and remaining maturities.

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

Transaction costs associated with our acquisitions, including costs incurred during negotiation, are capitalized as part of the purchase price of the acquisition. During the years ended December 31, 2024 and 2022, we capitalized $0.2 million of acquisition costs. We did not capitalize any acquisition costs during the year ended December 31, 2023.

Operating Properties

Operating properties are generally carried at historical cost less accumulated depreciation. Properties held for sale are reported at the lower of the carrying value or the fair value less estimated cost to sell. The cost of operating properties includes the purchase price or development costs of the properties. Costs incurred for the renovation and extension of the useful life of the operating properties are capitalized to our investment in that property. Maintenance and repairs are charged to expense as incurred.

Cost Capitalization

We capitalize all costs clearly associated with development and redevelopment activities, capital improvements, and tenant improvements as project costs, including internal compensation costs related to those activities. In addition, the following costs are capitalized as project costs during periods in which activities necessary to prepare development and redevelopment properties for their intended use are in progress: pre-construction costs essential to the development of the property, interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes, and insurance.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Determining whether expenditures meet the criteria for capitalization requires management to exercise significant judgment. Expenditures that meet one or more of the following criteria generally qualify for capitalization:

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

We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities.

For office, life science, and retail development and redevelopment properties, the date the capitalization period ends is based on property-specific leasing activity:

•For properties that are pre-leased, we cease capitalization when revenue recognition has commenced on the leased space, which is upon substantial completion of tenant improvements deemed to be the Company’s asset for accounting purposes.

•For properties that are not pre-leased, we may not immediately build out the tenant improvements. Therefore, we cease capitalization and begin depreciation on the portion of the property for which revenue recognition has commenced on the leased space, but in any event, no later than one year after the cessation of major base building construction activities. Revenue recognition commences on leased space upon substantial completion of the tenant improvements deemed to be the Company’s asset for accounting purposes. We also cease capitalization when activities necessary to prepare the property for its intended use have been suspended.

For residential development properties, we cease capitalization when the property is substantially complete and available for occupancy.

Once major base building construction activities have ceased and the development or redevelopment property (or phases thereof) have been placed in service, the costs capitalized to construction in progress are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the historical cost of the property.

Evaluation of Asset Impairment

When evaluating operating real estate assets to be held and used, as well as land held for future development for potential impairment, we first evaluate whether there are any indicators of impairment. If any impairment indicators are present for a specific real estate asset, we then perform an undiscounted cash flow analysis and compare the net carrying amount of the real estate asset to the real estate asset’s estimated undiscounted future cash flows over the anticipated holding period. If the estimated undiscounted future cash flows are less than the net carrying amount of the real estate asset, we perform an impairment loss calculation. Our impairment loss calculation compares the net carrying amount of the real estate asset to the real estate asset’s estimated fair value, which may be based on estimated discounted future cash flow calculations or third-party valuations or appraisals, and we recognize an impairment loss to the extent that the asset’s net carrying amount exceeds the asset’s estimated fair value. If we

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
recognize an impairment loss, the estimated fair value of the real estate asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis would be depreciated (amortized) over the remaining useful life of that asset.

Depreciation and Amortization of Buildings and Improvements

The costs of buildings and improvements and tenant improvements are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements for the three years ended December 31, 2024, 2023, and 2022 was $308.0 million, $300.1 million, and $287.8 million, respectively.

Asset Description	Depreciable Lives
Buildings and improvements	25 – 40 years
Tenant improvements	1 – 20 years (1)
____________________
(1)Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.

Real Estate Assets Held for Sale, Dispositions, and Discontinued Operations

A real estate asset is classified as held for sale when certain criteria are met, including, but not limited to, the availability of the asset for immediate sale, the existence of an active program to locate a buyer, and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset, if material, separately on the balance sheet as held for sale and we would cease to record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of their carrying value or their estimated fair value less the estimated costs to sell. As of December 31, 2024 and 2023, we did not have any properties classified as held for sale.

Property disposals representing a strategic shift that have (or will have) a major effect on the Company’s operations and financial results, such as a major line of business, a major geographical area, or a major equity method investment, are required to be presented as discontinued operations. If we were to determine that a property disposition represents a strategic shift, the revenues, expenses, and net gain (loss) on dispositions of the property would be recorded in discontinued operations for all periods presented through the date of the applicable disposition. The operations of the property sold during the year ended December 31, 2022 is presented in continuing operations as it did not represent a strategic shift in the Company’s operations and financial results. We did not dispose of any properties during the years ended December 31, 2024 and 2023.

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

Cash and Cash Equivalents

We consider all highly-liquid investments, including certificates of deposit, with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges, and cash held in escrow related to acquisition and disposition holdbacks. Restricted cash also includes cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements, and property taxes. We did not have any cash held at qualified intermediaries at December 31, 2024 and 2023.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Marketable Securities

Marketable securities reported in our consolidated balance sheets represent certificates of deposit with original maturities greater than three months and the assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”) (see Note 17 “Employee Benefit Plans” for additional information. The Company intends to hold certificates of deposit until their maturity and, as a result, they are classified as held-to-maturity securities. As of December 31, 2024, the Company had no certificates of deposit with maturities greater than three months in marketable securities as all of the certificates of deposit held at December 31, 2023 matured during the year. The Deferred Compensation Plan assets are held in a limited rabbi trust and invested in various mutual and money market funds. As a result, the marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each accounting period.

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

Deferred Leasing Costs

Costs incurred in connection with successful property leasing are capitalized as deferred leasing costs and classified as investing activities in the statement of cash flows. Deferred leasing costs consist of leasing commissions paid to external third-party brokers and lease incentives, and are amortized using the straight-line method of accounting over the lives of the associated leases which generally range from one to 20 years. We may re-evaluate the remaining useful lives of leasing costs as the creditworthiness of our tenants and economic and market conditions change. If we determine that the estimated remaining life of a lease has changed, we adjust the amortization period accordingly. Fully amortized deferred leasing costs are written off each quarter.

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

Noncontrolling Interests - Common Units of the Operating Partnership in the Company’s Consolidated Financial Statements

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

Noncontrolling Interests in Consolidated Property Partnerships

Noncontrolling interests in consolidated property partnerships represent the equity interests held by unrelated third parties in our three consolidated property partnerships (see Note 12 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” and see Note 13 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements”). Noncontrolling interests in consolidated property partnerships are not redeemable and are presented as permanent equity in the Company’s consolidated balance sheets. We account for the noncontrolling interests in consolidated property partnerships using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings or losses of the consolidated property partnerships between the controlling and noncontrolling interests. Under the HLBV method, the amounts reported as noncontrolling interests in consolidated property partnerships in the consolidated balance sheets represent the amounts the noncontrolling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated property partnerships were liquidated at recorded amounts and distributed between the controlling and noncontrolling interests in accordance with the governing documents. The net income attributable to noncontrolling interests in consolidated property partnerships in the consolidated statements of operations is associated with the increase or decrease in the noncontrolling interest holders’ contractual claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the beginning of that reporting period, after removing the impact of any contributions or distributions.

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

For share-based awards with performance-based measures, the total estimated compensation cost is based on our most recent estimate of the probable achievement of the pre-established specific performance measures. These estimates are based on actual results and our latest internal forecasts for each performance measure. For share-based awards with market measures, the total estimated compensation cost is based on the fair value of the award at the grant date. For share-based awards with performance-based measures and market measures, the total estimated compensation cost is based on the fair value per share at the grant date multiplied by our most recent estimate of the number of shares to be earned based on actual results and the probable achievement of the pre-established corporate performance measures based on our latest internal forecasts.

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

Basic and Diluted Net Income Available to Common Stockholders per Share

Basic net income available to common stockholders per share is computed by dividing net income available to common stockholders after the allocation of income to participating securities, by the weighted-average number of shares of common stock outstanding for the period. Diluted net income available to common stockholders per share is computed by dividing net income available for common stockholders, after the allocation of income to participating securities, by the sum of the weighted-average number of shares of common stock outstanding for the period plus the assumed exercise of all dilutive securities. The impact of the outstanding common units is considered in the calculation of diluted net income available to common stockholders per share. The common units are not reflected in the diluted net income available to common stockholders per share calculation because the exchange of common units into common stock is on a one for one basis, and the common units are allocated net income on a per share basis equal to the common stock (see Note 21 “Net Income Available to Common Stockholders Per Share of the Company”). Accordingly, any exchange would not have any effect on diluted net income (loss) available to common stockholders per share.

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

Basic and Diluted Net Income Available to Common Unitholders per Unit

Basic net income available to common unitholders per unit is computed by dividing net income available to the general partner and common unitholders, after the allocation of income to participating securities, by the weighted-average number of vested common units outstanding for the period. Diluted net income available to common unitholders per unit is computed by dividing net income available to the general partner and common unitholders, after the allocation of income to participating securities, by the sum of the weighted-average number of common units outstanding for the period plus the assumed exercise of all dilutive securities.

The dilutive effect of stock options, outstanding nonvested shares, RSUs, awards containing nonforfeitable rights to dividend equivalents and shares issuable under executed forward equity sale agreements, if any, are reflected in diluted net income available to the general partner and common unitholders per unit in the same manner as noted above for net income available to common stockholders per share.

Fair Value Measurements

The fair values of our financial assets and liabilities are disclosed in Note 20 “Fair Value Measurements and Disclosures,” to our consolidated financial statements. The only financial assets recorded at fair value on a recurring basis in our consolidated financial statements are the marketable securities held in connection with our Deferred Compensation Plan. We elected not to apply the fair value option for any of our eligible financial instruments or other items.

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

We determine the fair value for the marketable securities using quoted prices in active markets for identical assets. Our other financial instruments, which are only disclosed at fair value, are comprised of certificates of deposit, secured debt, unsecured senior notes, unsecured revolving credit facility, and unsecured term loan facility.

We generally determine the fair value of our secured debt, unsecured debt, unsecured revolving credit facility, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including, but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flows. We calculate the market rate by obtaining Adjusted SOFR and then adding an appropriate credit spread based on our credit ratings and the terms of our unsecured line of credit agreement and our unsecured term loan. We determine the fair value of each of our

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available.

Carrying amounts of our cash and cash equivalents, restricted cash, certificates of deposit, and accounts payable approximate fair value due to their short-term maturities of 12 months or less.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and technical requirements for the years ended December 31, 2024, 2023, and 2022, and we were not subject to any federal income taxes (see Note 25 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiaries are subject to federal, state, and local income taxes. For the years ended December 31, 2024, 2023, and 2022 the taxable REIT subsidiaries had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2024 or 2023. As of December 31, 2024, the years still subject to audit are 2020 through 2024 under the California state income tax law, 2022 through 2024 under the Texas state income tax law and 2021 through 2024 under the federal income tax law.

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

Segments

We currently operate as one reportable segment. See Note 26 “Segments” for additional information.

Concentration of Credit Risk

All of our properties and development and redevelopment projects are 100% owned and all of our business is currently conducted in the state of California, with the exception of the ownership and operation of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project located in Austin, Texas. The ability of tenants to honor the terms of their leases is dependent upon the economic, regulatory, and social factors affecting the communities in which our tenants operate.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2024, we had cash accounts in excess of FDIC insured limits. As of December 31, 2023, we had cash accounts and certificates of deposit in excess of FDIC insured limits.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted January 1, 2024

Effective for the annual period beginning January 1, 2024, we adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 amends ASC 280 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in the current period and has included the required disclosures in Note 26 “Segments”.

Accounting Pronouncements Effective 2025 and Beyond

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Tax Disclosures.” The ASU is effective for annual periods beginning after December 15, 2024. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU is effective for annual periods beginning after December 15, 2026. The Company is currently evaluating whether the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Acquisitions

Operating Property Acquisitions

During the year ended December 31, 2024, we acquired the operating property listed below from an unrelated third party. We did not acquire any operating properties during the year ended December 31, 2023.

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
________________________
(1)As of December 31, 2024, this property was temporarily being held in a separate VIE to facilitate a potential future Section 1031 Exchange. See Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information.
(2)Excludes acquisition-related costs of $0.2 million.
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

Acquisition Costs

During the year ended December 31, 2024, we capitalized $0.2 million of acquisition costs. We did not capitalize any acquisition costs during the year ended December 31, 2023.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4.    Dispositions

Operating Property Dispositions

We did not dispose of any operating properties during the years ended December 31, 2024 and 2023. The following table summarizes the operating property sold during the year ended December 31, 2022:

Location	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2022 Dispositions
3130 Wilshire Boulevard, Santa Monica, CA	August	1	96,085	$48.0
Total 2022 Dispositions		1	96,085	$48.0
____________________
(1)Represents gross sales price before broker commissions, closing costs, and purchase price credits.

The total gain on the sale of the operating property sold during the year ended December 31, 2022 was $17.3 million.

5.    Marketable Securities

Marketable securities consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Deferred compensation plan assets	$27,965	$28,089
Certificates of deposit (1)	—	256,581
Total marketable securities	$27,965	$284,670
____________________
(1)The certificates of deposit had an original issuance term greater than three months but less than 12 months.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6.    Receivables

Current Receivables, net

Current receivables, net is primarily comprised of contractual rents and other lease-related obligations due from tenants. The balance consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Current receivables	$11,347	$15,176
Allowance for uncollectible tenant receivables (1)	(314)	(1,567)
Current receivables, net	$11,033	$13,609
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for uncollectible tenant receivables.

Deferred Rent Receivables, net

Deferred rent receivables, net consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Deferred rent receivables	$451,996	$461,707
Allowance for deferred rent receivables (1)	—	(728)
Deferred rent receivables, net	$451,996	$460,979
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for discussion of our accounting policies related to the allowance for deferred rent receivables.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, and in-place leases) and intangible liabilities (acquired value of below-market operating leases) as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Deferred Leasing Costs and Acquisition-related Intangible Assets, net (1):
Deferred leasing costs	$303,541	$297,871
Accumulated amortization	(136,171)	(122,680)
Deferred leasing costs, net	167,370	175,191
Above-market operating leases	1,269	260
Accumulated amortization	(156)	(70)
Above-market operating leases, net	1,113	190
In-place leases	78,979	70,247
Accumulated amortization	(21,525)	(15,923)
In-place leases, net	57,454	54,324
Total deferred leasing costs and acquisition-related intangible assets, net	$225,937	$229,705
Acquisition-related Intangible Liabilities, net: (2)
Below-market operating leases	$38,413	$39,159
Accumulated amortization	(10,995)	(8,402)
Below-market operating leases, net	27,418	30,757
Total acquisition-related intangible liabilities, net	$27,418	$30,757
____________________
(1)Refer to Note 3 “Acquisitions” for a discussion of the acquisition-related intangible assets assumed in connection with our operating property acquisition in 2024.
(2)Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets. Refer to Note 3 “Acquisitions” for a discussion of the acquisition-related intangible liabilities assumed in connection with our operating property acquisition in 2024.

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Deferred leasing costs	$34,135	$31,771	$31,059
Above-market operating leases	86	31	31
In-place leases	7,453	15,878	31,647
Below-market operating leases	(3,607)	(6,679)	(10,508)
Total	$38,067	$41,001	$52,229

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2024 for future periods:

Year Ending	Deferred Leasing Costs	Above-Market Operating Leases (1)	In-Place Leases	Below-Market Operating Leases (2)
	(in thousands)
2025	$30,699	$251	$9,057	$(3,627)
2026	26,910	251	8,528	(3,533)
2027	23,610	251	6,976	(3,144)
2028	21,514	251	6,912	(2,962)
2029	18,855	105	5,884	(2,727)
Thereafter	45,782	4	20,097	(11,425)
Total	$167,370	$1,113	$57,454	$(27,418)
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Furniture, fixtures, and other long-lived assets, net	$26,316	$37,073
Prepaid expenses and deferred financing costs, net (1)	21,162	10,532
Other assets	4,457	5,464
Total prepaid expenses and other assets, net	$51,935	$53,069
____________________
(1)Refer to Note 10 “Secured and Unsecured Debt of the Operating Partnership” for a discussion of the deferred financing costs incurred in connection with the amendment and restatement of the unsecured revolving credit facility during the year ended December 31, 2024.
During the year ended December 31, 2024, the Company sold its corporate aircraft, which was included in furniture, fixtures, and other long-lived assets, net, for a sales price of $19.8 million, and recognized a gain on sale of approximately $6.0 million.

9.    Secured and Unsecured Debt of the Company

In this Note 9, the “Company” refers solely to Kilroy Realty Corporation and not to any of our subsidiaries. The Company itself does not hold any indebtedness. All of our secured and unsecured debt is held directly by the Operating Partnership or its subsidiaries.

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations, including the unsecured revolving credit facility, the unsecured term loan facility, and all of the unsecured senior notes. At December 31, 2024 and 2023, the Operating Partnership had $4.0 billion and $4.3 billion, respectively, outstanding in total, including unamortized discounts and deferred financing costs, under these unsecured debt obligations.

In addition, although the remaining $0.6 billion of the Operating Partnership’s debt as of December 31, 2024 and 2023 is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt as of December 31, 2024 and 2023:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1)(2)	Maturity Date	December 31,
Type of Debt				2024	2023
				(in thousands)
Mortgage note payable	3.57%	3.57%	December 2026	$152,668	$156,386
Mortgage note payable (3)	4.48%	4.48%	July 2027	79,020	81,308
Mortgage note payable	5.90%	5.90%	August 2034	375,000	375,000
Total secured debt				$606,688	$612,694
Unamortized deferred financing costs				(8,489)	(9,469)
Total secured debt, net				$598,199	$603,225
____________________
(1)All interest rates presented are fixed-rate interest rates.
(2)Represents the effective interest rate including the amortization of initial issuance discounts/premiums, excluding the amortization of deferred financing costs.
(3)The secured debt and the related properties that secure this debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $795.3 million as of December 31, 2024.

Although our mortgage loans are secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.

As of December 31, 2024, all of the Operating Partnership’s secured loans contained restrictions that would require the payment of prepayment penalties for the acceleration of outstanding debt. The mortgage notes payable are secured by deeds of trust on certain of our properties and the assignment of certain rents and leases associated with those properties.

Unsecured Debt

Repayment of $425.0 million Unsecured Senior Notes Due 2024

During the year ended December 31, 2023, the Company completed open-market repurchases of $21.3 million of the Operating Partnership’s 3.450% $425.0 million unsecured senior notes due December 15, 2024 at a discount, leaving an aggregate remaining principal balance of $403.7 million. In December 2024, the Company repaid the aggregate remaining principal balance of $403.7 million senior notes on the maturity date.

Issuance of $400.0 million Unsecured Senior Notes Due 2036

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unsecured Senior Notes

The following table summarizes the balance and significant terms of the registered unsecured senior notes issued by the Operating Partnership and outstanding, including unamortized discounts of $8.4 million and $5.3 million and unamortized deferred financing costs of $15.8 million and $15.9 million as of December 31, 2024 and 2023, respectively:

					Net Carrying Amount as of December 31,
	Issuance date	Maturity date	Stated coupon rate	Effective interest rate (1)	2024	2023
					(in thousands)
4.300% Unsecured Senior Notes (2)	July 2018	July 2026	4.300%	4.300%	$50,000	$50,000
Unamortized discount and deferred financing costs					(69)	(113)
Net carrying amount					$49,931	$49,887

4.350% Unsecured Senior Notes (2)	October 2018	October 2026	4.350%	4.350%	$200,000	$200,000
Unamortized discount and deferred financing costs					(314)	(488)
Net carrying amount					$199,686	$199,512

3.350% Unsecured Senior Notes (3)	February 2017	February 2027	3.350%	3.350%	$175,000	$175,000
Unamortized discount and deferred financing costs					(247)	(363)
Net carrying amount					$174,753	$174,637

3.450% Unsecured Senior Notes (3)	February 2017	February 2029	3.450%	3.450%	$75,000	$75,000
Unamortized discount and deferred financing costs					(176)	(219)
Net carrying amount					$74,824	$74,781

4.270% Unsecured Senior Notes (2)	April 2020	January 2031	4.270%	4.270%	$350,000	$350,000
Unamortized discount and deferred financing costs					(1,101)	(1,282)
Net carrying amount					$348,899	$348,718

3.450% Unsecured Senior Notes (4)	December 2017	December 2024	3.450%	3.470%	$—	$403,712
Unamortized discount and deferred financing costs					—	(558)
Net carrying amount					$—	$403,154

4.375% Unsecured Senior Notes (5)	September 2015	October 2025	4.375%	4.444%	$400,000	$400,000
Unamortized discount and deferred financing costs					(415)	(969)
Net carrying amount					$399,585	$399,031

4.750% Unsecured Senior Notes (4)	November 2018	December 2028	4.750%	4.800%	$400,000	$400,000
Unamortized discount and deferred financing costs					(1,973)	(2,468)
Net carrying amount					$398,027	$397,532

4.250% Unsecured Senior Notes (6)	July 2014	August 2029	4.250%	4.350%	$400,000	$400,000
Unamortized discount and deferred financing costs					(2,439)	(2,971)
Net carrying amount					$397,561	$397,029

3.050% Unsecured Senior Notes (6)	September 2019	February 2030	3.050%	3.064%	$500,000	$500,000
Unamortized discount and deferred financing costs					(3,036)	(3,629)
Net carrying amount					$496,964	$496,371

2.500% Unsecured Senior Notes (7)	August 2020	November 2032	2.500%	2.560%	$425,000	$425,000
Unamortized discount and deferred financing costs					(4,201)	(4,735)
Net carrying amount					$420,799	$420,265

2.650% Unsecured Senior Notes (7)	October 2021	November 2033	2.650%	2.654%	$450,000	$450,000
Unamortized discount and deferred financing costs					(3,075)	(3,422)
Net carrying amount					$446,925	$446,578

6.250% Unsecured Senior Notes (8)	January 2024	January 2036	6.250%	6.385%	$400,000	$—
Unamortized discount and deferred financing costs					(7,159)	—
Net carrying amount					$392,841	$—

Total Unsecured Senior Notes, Net					$3,800,795	$3,807,495

____________________
(1)Represents the effective interest rate including the amortization of initial issuance discounts, excluding the amortization of deferred financing costs.
(2)Interest on these notes is payable semi-annually in arrears on April 18th and October 18th of each year.
(3)Interest on these notes is payable semi-annually in arrears on February 17th and August 17th of each year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(4)Interest on these notes is payable semi-annually in arrears on June 15th and December 15th of each year.
(5)Interest on these notes is payable semi-annually in arrears on April 1st and October 1st of each year.
(6)Interest on these notes is payable semi-annually in arrears on February 15th and August 15th of each year.
(7)Interest on these notes is payable semi-annually in arrears on May 15th and November 15th of each year.
(8)Interest on these notes is payable semi-annually in arrears on January 15th and July 15th of each year.

Unsecured Revolving Credit Facility and Term Loan Facility

In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement maintained the $1.1 billion borrowing capacity and extended the maturity date of the unsecured revolving credit facility to July 31, 2028.

The following table summarizes the balance and terms of our unsecured revolving credit facility as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.69%	6.38%
Facility fee-annual rate (3)	0.250%	0.200%
Maturity date (4)	July 31, 2028	July 31, 2025
____________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of December 31, 2024 and December 31, 2023. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 1.100% and 0.900% based on our credit rating as of December 31, 2024 and 2023, respectively. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of December 31, 2024 and 2023, $12.7 million and $3.2 million of unamortized deferred financing costs, respectively, which are included in prepaid expenses and other assets, net on our consolidated balance sheets, remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

In connection with amending and restating the unsecured revolving credit facility, the Operating Partnership repaid $200.0 million of its existing $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”) and extended the maturity date on $200.0 million of the remaining $320.0 million principal balance by 12 months to October 3, 2025 (the “2024 Term Loan Facility”). The following table summarizes the balance and terms of our 2024 Term Loan Facility as of December 31, 2024:

2024 Term Loan Facility
December 31, 2024
(in thousands)
Outstanding borrowings	$200,000
Remaining borrowing capacity	—
Total borrowing capacity (1)	$200,000
Interest rate (2)	5.70%
Maturity date (3)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of December 31, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of December 31, 2024. Additionally, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility. As of December 31, 2024, $1.2 million of unamortized deferred financing costs, inclusive of unamortized initial issuance costs transferred from the 2022 Term Loan Facility, remained to be amortized through the maturity date of the 2024 Term Loan Facility.
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

Debt Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, the unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our financial covenants as of December 31, 2024 and 2023.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of December 31, 2024:

Year	(in thousands)
2025	$606,246
2026	401,317
2027	249,125
2028	400,000
2029	475,000
Thereafter	2,500,000
Total aggregate principal value (1)	$4,631,688
________________________
(1)     Includes gross principal balance of outstanding debt before the effect of the following at December 31, 2024: $25.5 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt, and $8.4 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Capitalized Interest and Loan Fees

The following table sets forth our gross interest expense and capitalized interest for the years ended December 31, 2024, 2023, and 2022. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Gross interest expense	$227,748	$192,983	$161,761
Capitalized interest	(82,461)	(78,767)	(77,483)
Interest expense	$145,287	$114,216	$84,278

11.    Deferred Revenue and Acquisition-Related Intangible Liabilities, net

Deferred revenue and acquisition-related intangible liabilities, net consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements	$81,738	$97,802
Other deferred revenue	33,281	45,079
Acquisition-related intangible liabilities, net (1)	27,418	30,757
Total	$142,437	$173,638
_____________________
(1)See Note 7 “Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net” for additional information regarding our acquisition-related intangible liabilities.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2024, 2023, and 2022, $19.1 million, $20.7 million, and $19.3 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2024 for the next five years and thereafter:

Year Ending	(in thousands)
2025	$14,758
2026	12,754
2027	10,727
2028	9,821
2029	9,099
Thereafter	24,579
Total	$81,738

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of December 31, 2024 and 2023. The remaining approximate 1.0% common limited partnership interest as of December 31, 2024 and 2023 was owned by non-affiliated investors and a former executive officer and director in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors and a former executive officer and director as of December 31, 2024 and 2023.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $46.8 million and $47.0 million as of December 31, 2024 and 2023, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Property Partnerships

In August 2016, the Operating Partnership entered into agreements with Norges Bank Investment Management (“NBIM”) whereby NBIM made contributions, through two REIT subsidiaries, for a 44% common equity interest in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. The transactions did not meet the criteria to qualify as sales of real estate because the Company continues to effectively control the properties and therefore continued to account for the 100 First Street and 303 Second Street office properties on a consolidated basis in its financial statements. At formation, the Company accounted for the transactions as equity transactions and recognized noncontrolling interests in its consolidated balance sheets.
The noncontrolling interests in 100 First LLC and 303 Second LLC as of December 31, 2024 and 2023 were $169.4 million and $173.7 million, respectively. The remaining amount of noncontrolling interests in consolidated property partnerships represents the third party equity interest in Redwood LLC. This noncontrolling interest was $4.9 million and $4.6 million as of December 31, 2024 and 2023, respectively.

13.    Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Consolidated Property Partnerships

In August 2016, the Operating Partnership entered into agreements with NBIM whereby NBIM made contributions, through two REIT subsidiaries, for a 44% common equity interest in two existing companies that owned the Company’s 100 First Street and 303 Second Street office properties located in San Francisco, California. Refer to Note 12 for additional information regarding these consolidated property partnerships.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14.    Stockholders’ Equity of the Company

Common Stock

At-The-Market Stock Offering Program

In March 2024, the Company terminated its at-the-market (“ATM”) stock offering program (the “2018 ATM Program”) and commenced a new at-the-market stock offering program (the “2024 ATM Program”), under which we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not complete any sales of common stock under either program during the years ended December 31, 2024 and 2023.

Common Stock Repurchases

In February 2024, the Company’s Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) that authorizes the repurchase of shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. The Share Repurchase Program supersedes and replaces the Company’s previous share repurchase program. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. As of December 31, 2024, 4,935,826 shares remained eligible for repurchase under the Share Repurchase Program. The Company did not repurchase any common stock under the Share Repurchase Program during the year ended December 31, 2024 and did not repurchase any common stock under the previous share repurchase program approved by the Company’s Board of Directors in 2016 during the years ended December 31, 2023 and 2022.

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock and noncontrolling units as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$63,745	$63,309
Noncontrolling common unitholders of the Operating Partnership	621	621
RSU holders (1)	484	510
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	$64,850	$64,440
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 16 “Share-Based and Other Compensation” for additional information).

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2024	2023
Outstanding Shares and Units:
Common stock	118,046,674	117,239,558
Noncontrolling common units	1,150,574	1,150,574
RSUs (1)	861,385	908,336
_____________________
(1)The amount includes nonvested RSUs. Does not include 828,442 and 1,083,086 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2024 and 2023, respectively. Refer to Note 16 “Share-Based and Other Compensation” for additional information.

15.    Partners’ Capital of the Operating Partnership

Common Units

Common Units Outstanding

The following table sets forth the number of common units held by the Company as the general partner and the number of common units held by non-affiliated investors, and a former executive officer and director in the form of common limited partner units as well as the ownership interest held on each respective date:

	December 31, 2024	December 31, 2023
Company owned common units in the Operating Partnership	118,046,674	117,239,558
Company owned general partnership interest	99.0%	99.0%
Non-affiliated investors and other common units of the Operating Partnership	1,150,574	1,150,574
Ownership interest of limited partnership interests	1.0%	1.0%

For a further discussion of the redemption features of the common units not owned by the Company as of December 31, 2024 and 2023, refer to Note 12 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

Accrued Distributions

The following tables summarize accrued distributions for the noted common units as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Distributions payable to:
General partner	$63,745	$63,309
Common limited partners	621	621
RSU holders (1)	484	510
Total accrued distributions to common unitholders	$64,850	$64,440
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (see Note 16 “Share-Based and Other Compensation” for additional information).

	December 31, 2024	December 31, 2023
Outstanding Units:
Common units held by the general partner	118,046,674	117,239,558
Common units held by the limited partners	1,150,574	1,150,574
RSUs (1)	861,385	908,336
_____________________
(1)Does not include 828,442 and 1,083,086 market measure-based RSUs because not all the necessary performance conditions have been met as of December 31, 2024 and 2023, respectively. Refer to Note 16 “Share-Based and Other Compensation” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
16.    Share-Based and Other Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of December 31, 2024, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Plan. As of December 31, 2024, approximately 2.6 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed, and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

The Executive Compensation Committee of the Company’s Board of Directors (the “Executive Compensation Committee”) may grant the following share-based awards to eligible individuals, as provided under the 2006 Plan: incentive stock options, nonqualified stock options, restricted stock (nonvested shares), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units (“RSUs”), profit interest units, performance bonus awards, performance-based awards, and other incentive awards. For each award granted under our share-based incentive compensation programs, the Operating Partnership simultaneously issues to the Company a number of common units equal to the number of shares of common stock ultimately paid by the Company in respect of such awards. The Executive Compensation Committee generally grants awards to certain officers of the Company under the 2006 Plan annually in January and/or February of RSUs that are subject to market and/or performance-based vesting requirements and RSUs that are subject to time-based vesting requirements.

Executive Transitions

On March 30, 2023, John Kilroy, the then Chairman of the Board of Directors and Chief Executive Officer (“CEO”) of the Company and the Operating Partnership, our “former CEO”, announced his retirement effective December 31, 2023, which was subsequently deferred to January 21, 2024 (the “Retirement Date”). Additionally, as previously disclosed, the Company and our former President entered into a separation agreement in 2022 under which he continued to serve as an officer of the Company until the scheduled expiration date of his employment agreement on March 1, 2023.

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

On January 21, 2024, John Kilroy retired as the Company’s CEO while remaining Chair and a member of the Board of Directors through May 22, 2024. On January 22, 2024, Angela Aman joined the Company as CEO and a member of the Board of Directors and was granted 101,627 Time-Based Restricted Stock Units (“RSUs”) with a one-year vesting period.

On July 30, 2024, the Company’s Board of Directors appointed Jeffrey Kuehling to serve as Executive Vice President, Chief Financial Officer (“CFO”), effective August 19, 2024, and he was granted 20,373 Time-Based RSUs with a 1.4-year vesting period. In connection with Mr. Kuehling’s appointment as CFO, Eliott Trencher will continue to serve as the Company’s Executive Vice President, Chief Investment Officer.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2024, 2023, and 2022 Annual Performance-Based RSU Grants

During each of the three years in the period ended December 31, 2024, the Executive Compensation Committee granted awards to certain officers of the Company under the 2006 Plan that are subject to market and/or performance-based vesting requirements (“Performance-Based RSUs”). The Performance-Based RSUs are scheduled to vest at the end of a three year period consisting of calendar years 2024-2026, 2023-2025, and 2022-2024 for the awards granted during the years ended December 31, 2024, 2023, and 2022, respectively. A target number of Performance-Based RSUs were awarded, and the final number of Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (i) during the first calendar year of the respective awards’ three year performance measurement period, the achievement of pre-set FFO per share goals that applies to 100% of the Performance-Based RSUs awarded (the “FFO Performance Condition”), and (ii) a performance measure that applies to 50% of the award based upon a measure of the Company’s average net debt to EBITDA ratio for the three year performance period (the “Net Debt to EBITDA Ratio Performance Condition”), and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “Market Condition”). The Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of Performance-Based RSUs ultimately earned could fluctuate from the target number of Performance-Based RSUs granted based upon the levels of achievement for the FFO Performance Condition, the Net Debt to EBITDA Ratio Performance Condition, the Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals. Compensation expense for the Performance-Based RSU grants are recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period, except for our former CEO, whose compensation expense was recognized on an accelerated basis in 2023 due to clauses that rendered a portion of the vesting conditions to be non-substantive and accelerated through his Retirement Date.

The 2024 FFO Performance Condition was achieved at 175% of target for one participant and 150% of target for all other participants. The 2023 FFO Performance Condition was achieved at 150% of target for all participants. The number of 2024 and 2023 Performance-Based RSUs ultimately earned could fluctuate from the target number of Performance-Based RSUs granted during 2024 and 2023 based upon the levels of achievement for the Net Debt to EBITDA Ratio Performance Condition, the Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals.

The 2022 Performance-Based RSUs completed the performance measurement period and based on the combined results of the 2022 FFO Performance Condition, the Net Debt to EBITDA Ratio Performance Condition, and the Market Condition, the 2022 Performance-Based RSUs achieved at 183.75% of target for all participants.

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair values for the awards with market conditions were calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair value of the 2024, 2023, and 2022 Performance-Based RSUs takes into consideration the likelihood of achievement of the 2024, 2023, and 2022 Market Condition and the share price on the grant date of the 2024, 2023, and 2022 Performance-Based RSUs, respectively, as discussed above. The following table summarizes the estimated number of RSUs earned for the 2024 and 2023 Performance-Based RSUs and the actual number of RSUs earned for the 2022 Performance-Based RSUs and the assumptions utilized in the Monte Carlo simulation pricing models:

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2024	2023	2022
Service vesting period	February 1, 2024 - January, 2027	February 6, 2023 - January, 2026	January 28, 2022 - January, 2025
Target RSUs granted	265,205	300,007	193,111
Estimated RSUs earned (1)(2)	416,451	705,267	396,736
Fair Value Assumptions:
Valuation date	February 1, 2024	February 6, 2023	January 28, 2022
Fair value on valuation date (in millions)	$9.5	$12.0	$12.7
Fair value per share on valuation date (3)	$36.00	$40.10	$67.62
Expected share price volatility	34.0%	35.0%	36.0%
Risk-free interest rate	3.98%	4.12%	1.35%
_____________________
(1)Estimated RSUs earned for the 2024 Performance-Based RSUs are based on the actual achievement of the 2024 FFO Performance Condition and assumes the target level of achievement for the 2024 Net Debt to EBITDA Ratio Performance Condition and the target level of achievement of the 2024 Market Condition. Estimated RSUs earned for the 2023 Performance-Based RSUs are based on the actual achievement of the 2023 FFO Performance Condition and assume target level achievement of the 2023 Market Condition and maximum level of achievement of the 2023 Net Debt to EBITDA Ratio Performance Condition. The 2022 Performance-Based RSUs earned are based on actual performance of the 2022 Performance Conditions and the 2022 Market Condition.
(2)For one participant, the 2022 and 2023 Market Condition is based on actual performance through the accelerated vesting of January 21, 2024.
(3)For one participant, the fair value per share on the valuation date for their 2024, 2023, and 2022 Performance-Based RSUs is $36.43, $40.43 and $70.00, respectively.

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 1, 2024, February 6, 2023, and January 28, 2022.

Summary of Performance and Market-Measure Based RSUs

A summary of our performance and market-measure based RSU activity from January 1, 2024 through December 31, 2024 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Fair Value Per Share
Outstanding at January 1, 2024	1,083,086	$52.47	23,583	1,106,669
Granted	416,451	35.67	354,542	770,993
Vested	(702,187)	53.39	702,187	—
Settled (1)	—	—	(1,032,183)	(1,032,183)
Issuance of dividend equivalents (2)	48,673	34.67	33,150	81,823
Canceled	(17,581)	38.64	(5)	(17,586)
Outstanding as of December 31, 2024 (3)	828,442	$42.49	81,274	909,716
____________________
(1)Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 517,475 shares, primarily for one participant, that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.
(2)Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.
(3)Outstanding RSUs as of December 31, 2024 represent the actual achievement of the FFO performance conditions and assumes target levels for the market and other performance conditions. The number of restricted stock units ultimately earned is subject to change based upon actual performance over the three-year vesting period. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of our performance and market-measure based RSU activity for the years ended December 31, 2024, 2023, and 2022 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted (1)	Weighted-Average Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2024	416,451	$35.67	(1,089,879)	$38,364
2023	483,113	$39.65	(290,570)	$11,105
2022	310,484	$63.05	(241,184)	$15,200
____________________
(1)Non-vested RSUs granted are based on the actual achievement of the FFO performance conditions and assumes target level achievement for the market and other performance conditions.

Annual 2024, 2023, and 2022 Time-Based RSU Grants

During each of the three years in the period ended December 31, 2024, the Executive Compensation Committee granted awards to certain officers of the Company under the 2006 Plan that are subject to time-based vesting requirements (“Time-Based RSUs”). The annual Time-Based RSUs are scheduled to vest in three equal annual installments over the periods listed below. Compensation expense for the annual 2024, 2023, and 2022 Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period. However, our former CEO had a shorter service period for his 2023 and 2022 Time-Based RSUs due to clauses that render a portion of the vesting conditions to be non-substantive as well as the accelerated vesting of these awards through his Retirement Date. Each Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date, unless accelerated upon separation of employment, provided certain conditions are met. The total fair value of the Time-Based RSUs is based on the Company’s closing share price on the NYSE on the respective fair valuation dates as detailed in the table below:

	2024 Time-Based RSU Grant (1)	2023 Time-Based RSU Grant	2022 Time-Based RSU Grant
Service vesting period	February 1, 2024 - January 5, 2027	February 6, 2023 - January 5, 2026	January 28, 2022 - January 5, 2025
RSUs granted	236,389	217,059	158,170
Fair value on valuation date (in millions)	$8.3	$8.6	$10.0
Weighted average fair value per share	$35.20	$39.65	$63.05
Date of valuation	February 1, 2024	February 6, 2023	January 28, 2022
____________________
(1)Excludes initial Time-Based RSUs granted to the Company’s current CEO and CFO in 2024, as mentioned above.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Summary of Time-Based RSUs

A summary of our time-based RSU activity from January 1, 2024 through December 31, 2024 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Fair Value Per Share
Outstanding at January 1, 2024	401,310	$43.86	483,443	884,753
Granted	385,718	36.12	—	385,718
Vested	(250,952)	47.15	250,952	—
Settled (1)	—	—	(516,154)	(516,154)
Issuance of dividend equivalents (2)	28,519	32.97	30,216	58,735
Forfeited	(27,169)	40.42	—	(27,169)
Canceled (3)	—	—	(5,772)	(5,772)
Outstanding as of December 31, 2024	537,426	$36.37	242,685	780,111
____________________
(1)Represents vested RSUs that were settled in shares of the Company’s common stock. Total shares settled include 229,447 shares, primarily for one participant, that were tendered in accordance with the terms of the 2006 Plan to satisfy minimum statutory tax withholding requirements related to the RSUs settled. We accept the return of RSUs at the current quoted closing share price of the Company’s common stock to satisfy tax obligations.
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

A summary of our time-based RSU activity for the years ended December 31, 2024, 2023, and 2022 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2024	385,718	$36.12	(281,168)	$10,878
2023	247,017	$38.12	(343,334)	$12,425
2022	177,099	$62.58	(294,867)	$19,890
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

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $24.4 million, $43.7 million, and $34.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. Share-based compensation costs for the year ended December 31, 2023 includes $27.3 million of accelerated share-based compensation costs for our former CEO and former President as discussed above. Of the total share-based compensation costs, $6.8 million, $6.9 million, and $6.4 million was capitalized as part of real estate assets for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was approximately $23.4 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of December 31, 2024, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.7 years. The remaining compensation cost related to these nonvested RSU awards had been recognized in periods prior to December 31, 2024. The $23.4 million of unrecognized compensation costs does not reflect the future compensation cost related to share-based awards that were granted subsequent to December 31, 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
17.    Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after three months of service. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2024, 2023, and 2022, we contributed $1.8 million, $1.7 million, and $1.6 million, respectively, to the 401(k) Plan.

Deferred Compensation Plan

In 2007, we adopted the Deferred Compensation Plan, under which directors and certain management employees may defer receipt of their compensation, including up to 70% of their salaries and up to 100% of their director fees and bonuses, as applicable. In addition, certain employee participants receive mandatory Company contributions to their Deferred Compensation Plan accounts equal to 10% of their gross monthly salaries, without regard to whether such employees elect to defer salary or bonus compensation under the Deferred Compensation Plan. Our Board may, but has no obligation to, approve additional discretionary contributions by the Company to Participant accounts. We hold the Deferred Compensation Plan assets in a limited rabbi trust, which is subject to the claims of our creditors in the event of bankruptcy or insolvency.

See Note 20 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2024 and 2023. Our liability of $27.4 million and $25.0 million under the Deferred Compensation Plan was fully funded as of December 31, 2024 and 2023, respectively.

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

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability reversals for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Fixed lease payments	$923,029	$944,618
Variable lease payments	197,502	184,672
Net collectability reversals (1)	(2,416)	(11,553)
Total rental income	$1,118,115	$1,117,737
____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2049 and may be subject to scheduled fixed increases and future renewal options. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of December 31, 2024 for future periods is summarized as follows:

Year Ending	(in thousands)
2025	$819,139
2026	787,062
2027	742,917
2028	703,798
2029	614,718
Thereafter	1,608,063
Total (1)	$5,275,697
____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
19.    Commitments and Contingencies

General

As of December 31, 2024, we had commitments of approximately $170.9 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development and redevelopment properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term non-cancellable ground lease obligations as of December 31, 2024 and the respective contractual expiration dates:

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

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 4.67%. As of December 31, 2024, the weighted average remaining lease term of our ground leases is 62 years. For the years ended December 31, 2024, 2023, and 2022, variable lease costs totaling $4.7 million, $4.0 million, and $3.6 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of December 31, 2024 for future periods is as follows:

Year Ending	(in thousands)
2025	$6,772
2026	6,809
2027	6,850
2028	6,869
2029	6,869
Thereafter	367,744
Total undiscounted cash flows (1)(2)(3)(4)(5)(6)	$401,913
Present value discount	(273,491)
Ground lease liabilities	$128,422
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum obligations under the ground leases including any extension options (but excludes the Seattle ground lease extension options).
(2)    Our 701, 801 and 837 N. 34th Street ground lease obligation is subject to a fair market value adjustment every five years. The contractual obligations for that lease included above assume the current annual ground lease obligation in effect at December 31, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(3)    Our Kilroy Airport Center Phases I, II, and III ground lease obligation is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals limited to maximum increases annually. The contractual obligations for that lease included above assume the contractual minimum annual rent prior to the consideration of any variable rental payments in effect at December 31, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(4)    Our 1701 Page Mill Road and 3150 Porter Drive ground lease obligation includes a component that is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at December 31, 2024 for the remainder of the lease term, as we cannot predict future adjustments.
(5)    Our 3243 S. La Cienega Boulevard ground lease obligation is subject to fixed 5% ground rent increases every five years, with the next increase occurring on November 1, 2027.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(6)    Our 200 W. 6th Street ground lease obligation is subject to fixed 2% ground rent increases every year, with ground rent resets occurring every ten years based on CPI. The contractual obligations for that lease included above assume increases for the remaining current ten-year period based on the contractual minimum annual rent prior to the consideration of any variable rental payments in effect at December 31, 2024.

Environmental Matters

We follow the policy of evaluating all of our properties, including acquisition, development and redevelopment, and existing stabilized portfolio properties, for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any undisclosed environmental liability with respect to our stabilized portfolio properties that would have a material adverse effect on our financial condition, results of operations, and cash flows, or that we believe would require additional disclosure or the recording of a loss contingency.

As of December 31, 2024 and 2023, we had accrued environmental remediation liabilities of approximately $72.0 million and $76.6 million, respectively, recorded on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development acquisition sites. These estimates, which we developed with the assistance of third-party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performing environmental closure activities, constructing remedial systems, and other related costs that are necessary when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2024 and 2023 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects.  However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions, and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

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

Insurance

We maintain commercial general liability, auto liability, employers’ liability, umbrella/excess liability, special form property, difference in conditions, including earthquake and flood, environmental, rental loss, and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are reasonable given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from governmental action, nuclear hazard, and war and military action. Policies are subject to various terms, conditions, and exclusions and some policies may involve large deductibles or co-payments.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
20.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on a recurring basis in our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (see Note 17 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our Deferred Compensation Plan assets as of December 31, 2024 and 2023:

	Fair Value (Level 1) (1)
	2024	2023
Description	(in thousands)
Deferred Compensation Plan assets (2)	$27,965	$28,089
____________________
(1)Based on quoted prices in active markets for identical securities.
(2)The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of December 31, 2024 and 2023:

	December 31,
	2024		2023
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in thousands)
Assets
Certificates of deposit (2)	$—	$—	$256,581	$256,581
Liabilities
Secured debt, net	$598,199	$569,061	$603,225	$585,826
Unsecured debt, net	3,999,566	3,681,914	4,325,153	3,927,104
_______________
(1)Fair value calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.
(2)The carrying value of the certificates of deposit approximated their fair values due to their short-term maturities. See Note 5 “Marketable Securities” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
21.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common stockholders	$210,969	$212,241	$232,615
Allocation to participating securities (1)	(1,967)	(1,233)	(1,272)
Numerator for basic and diluted net income available to common stockholders	$209,002	$211,008	$231,343
Denominator:
Basic weighted average vested shares outstanding	117,649,111	117,160,173	116,806,575
Effect of dilutive securities	507,876	346,082	413,472
Diluted weighted average vested shares and common stock equivalents outstanding	118,156,987	117,506,255	117,220,047
Basic earnings per share:
Net income available to common stockholders per share	$1.78	$1.80	$1.98
Diluted earnings per share:
Net income available to common stockholders per share	$1.77	$1.80	$1.97
_____________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including stock options and RSUs are considered in our diluted earnings per share calculation for the years ended December 31, 2024, 2023, and 2022. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2024, 2023, and 2022 as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the year ended December 31, 2023 as they were anti-dilutive.

See Note 16 “Share-Based and Other Compensation” for additional information regarding the RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
22.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$213,031	$214,324	$234,898
Allocation to participating securities (1)	(1,967)	(1,233)	(1,272)
Numerator for basic and diluted net income available to common unitholders	$211,064	$213,091	$233,626
Denominator:
Basic weighted average vested units outstanding	118,799,685	118,310,747	117,957,149
Effect of dilutive securities	507,876	346,082	413,472
Diluted weighted average vested units and common unit equivalents outstanding	119,307,561	118,656,829	118,370,621
Basic earnings per unit:
Net income available to common unitholders per unit	$1.78	$1.80	$1.98
Diluted earnings per unit:
Net income available to common unitholders per unit	$1.77	$1.80	$1.97
____________________
(1)Participating securities include nonvested shares, certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including stock options and RSUs are considered in our diluted earnings per share calculation for the years ended December 31, 2024, 2023, and 2022. Certain market measure-based RSUs are not included in dilutive securities as of December 31, 2024, 2023, and 2022 as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the year ended December 31, 2023 as they were anti-dilutive.

See Note 16 “Share-Based and Other Compensation” for additional information regarding the RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
23.    Supplemental Cash Flows Information of the Company

Supplemental cash flows information as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $77,871, $74,052, and $72,973 as of December 31, 2024, 2023, and 2022, respectively	$126,668	$105,767	$79,634
Cash paid for amounts included in the measurement of ground lease liabilities	$6,484	$6,733	$6,447
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$54,190	$95,575	$97,729
Tenant improvements funded directly by tenants	$2,745	$7,364	$6,772
Remeasurement of ground lease liability and related right of use ground lease asset	$4,782	$—	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Notes 14)	$64,850	$64,440	$64,285

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$510,163	$347,379	$414,077
Restricted cash at beginning of period	—	—	13,006
Cash and cash equivalents and restricted cash at beginning of period	$510,163	$347,379	$427,083

Cash and cash equivalents at end of period	$165,690	$510,163	$347,379
Restricted cash at end of period	—	—	—
Cash and cash equivalents and restricted cash at end of period	$165,690	$510,163	$347,379

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
24.    Supplemental Cash Flows Information of the Operating Partnership:

Supplemental cash flows information as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $77,871, $74,052, and $72,973 as of December 31, 2024, 2023, and 2022, respectively	$126,668	$105,767	$79,634
Cash paid for amounts included in the measurement of ground lease liabilities	$6,484	$6,733	$6,447
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$54,190	$95,575	$97,729
Tenant improvements funded directly by tenants	$2,745	$7,364	$6,772
Remeasurement of ground lease liability and related right of use ground lease asset	$4,782	$—	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 15)	$64,850	$64,440	$64,285

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$510,163	$347,379	$414,077
Restricted cash at beginning of period	—	—	13,006
Cash and cash equivalents and restricted cash at beginning of period	$510,163	$347,379	$427,083

Cash and cash equivalents at end of period	$165,690	$510,163	$347,379
Restricted cash at end of period	—	—	—
Cash and cash equivalents and restricted cash at end of period	$165,690	$510,163	$347,379

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
25.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock during the years ended December 31, 2024, 2023, and 2022 as follows:

	Year Ended December 31,
Dividends	2024	2023	2022
Dividends declared per share of common stock	$2.160	$2.160	$2.120
Less: Dividends declared in the current year and paid in the following year	(0.540)	(0.540)	(0.540)
Add: Dividends declared in the prior year and paid in the current year	0.540	0.540	0.520
Dividends paid per share of common stock	$2.160	$2.160	$2.100

The unaudited income tax treatment for the dividends to common stockholders reportable for the years ended December 31, 2024, 2023, and 2022 as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2024		2023		2022
Ordinary income (1)	$1.916	88.70%	$2.087	96.63%	$1.865	88.80%
Qualified dividend	0.001	0.05%	0.001	0.04%	0.001	0.02%
Return of capital	0.238	11.02%	0.069	3.21%	0.230	10.99%
Capital gains (2)	0.005	0.23%	0.003	0.12%	0.004	0.19%
Unrecaptured section 1250 gains	—	—%	—	—%	—	—%
	$2.160	100.00%	$2.160	100.00%	$2.100	100.00%
____________________
(1)The Tax Cuts and Jobs Act enacted on December 22, 2017 generally allows a deduction for noncorporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). The amount of dividend eligible for this deduction is referred to as the Section 199A Dividend.  For the year ended December 31, 2024, the Section 199A Dividend is equal to the total ordinary income dividend.
(2)Capital gains are comprised entirely of 20% rate gains.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
26.    Segments

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”). The CODM decides how resources are allocated and assesses performance on a recurring basis, at least quarterly. Our CODM is our CEO, who evaluates the operating performance and financial results of our consolidated portfolio based on net income through the monthly operations meetings.

We conduct our business in one operating segment, and therefore have one reportable segment. Asset information by segment is not reported because the Company does not use this measure to assess performance.

Our reportable segment derives its revenues primarily from rental revenue and other related income through the leasing of office space to tenants. We recognize revenue from base rent (fixed lease payments), additional rent (variable lease payments, which consist of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs), parking, and other lease-related revenue.

The following table presents Net Income for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
REVENUES:
Rental income	$1,118,115	$1,117,737	$1,086,018
Other property income	17,514	11,957	10,969
Total revenues	1,135,629	1,129,694	1,096,987
EXPENSES:
Property expenses	243,441	228,964	202,744
Real estate taxes	108,951	105,868	105,869
Ground leases	11,715	9,732	7,565
General and administrative expenses	72,066	93,434	93,642
Leasing costs	8,764	6,506	4,879
Depreciation and amortization	356,182	355,278	357,611
Total expenses	801,119	799,782	772,310
OTHER INCOME (EXPENSES) :
Interest and other income, net	37,752	22,592	1,765
Interest expense	(145,287)	(114,216)	(84,278)
Gains on sales of depreciable operating properties	—	—	17,329
Gain on sales of long-lived assets	5,979	—	—
Total other (expenses) income	(101,556)	(91,624)	(65,184)
NET INCOME	$232,954	$238,288	$259,493

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2024, 2023, and 2022
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2024 – Allowance for uncollectible tenant receivables	$1,567	$374	$(1,627)	$314
2023 – Allowance for uncollectible tenant receivables	2,233	1,524	(2,190)	1,567
2022 – Allowance for uncollectible tenant receivables	2,062	1,447	(1,276)	2,233
Allowance for Deferred Rent Receivables for the year ended December 31,
2024 – Allowance for deferred rent	$728	$—	$(728)	$—
2023 – Allowance for deferred rent	965	667	(904)	728
2022 – Allowance for deferred rent	612	864	(511)	965
____________________
(1)Amounts do not reflect leases deemed not probable of collection for which we reversed the associated revenue under Topic 842. Also does not reflect the adjustment to restore leases previously deemed not probable of collection to an accrual basis.
(2)For the year ended December 31, 2024, includes reversals of allowance for doubtful accounts for tenants with an allowance at January 1, 2024, that were subsequently deemed not probable of collection and transitioned to a cash basis of reporting within the same year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Office Properties:
3101 - 3243 S. La Cienega Blvd., Culver City, CA			$150,718	$31,033	$3,946	$150,718	$34,979	$185,697	$24,483	35	2019	A	166,207
2240 E. Imperial Highway, El Segundo, CA			1,044	11,763	30,549	1,048	42,308	43,356	32,678	35	1983	C	122,870
2250 E. Imperial Highway, El Segundo, CA			2,579	29,062	37,806	2,547	66,900	69,447	62,771	35	1983	C	298,728
2260 E. Imperial Highway, El Segundo, CA			2,518	28,370	37,660	2,547	66,001	68,548	27,479	35	2012	C	298,728
909 N. Pacific Coast Highway, El Segundo, CA			3,577	34,042	56,884	3,565	90,938	94,503	58,445	35	2005	C	244,880
999 N. Pacific Coast Highway, El Segundo, CA			1,407	34,326	18,843	1,407	53,169	54,576	35,932	35	2003	C	138,389
1350 Ivar Ave., Los Angeles, CA			1,575	—	14,279	1,575	14,279	15,854	1,686	35	2020	C	16,448
1355 Vine St., Los Angeles, CA			17,588	—	120,284	17,588	120,284	137,872	14,689	35	2020	C	183,129
1375 Vine St., Los Angeles, CA			15,578	—	103,352	15,578	103,352	118,930	12,566	35	2020	C	159,236
1395 Vine St., Los Angeles, CA			278	—	3,261	278	3,261	3,539	388	35	2020	C	2,575
1500 N. El Centro Ave., Los Angeles, CA (4)			9,235	21	64,018	9,235	64,039	73,274	19,739	35	2016	C	113,447
1525 N. Gower St., Los Angeles, CA (4)			1,318	3	9,771	1,318	9,774	11,092	2,920	35	2016	C	9,610
1575 N. Gower St., Los Angeles, CA (4)			22,153	51	120,168	22,153	120,219	142,372	30,223	35	2016	C	264,430
6115 W. Sunset Blvd., Los Angeles, CA (4)			1,313	3	17,435	2,455	16,296	18,751	5,988	35	2015	C	26,238
6121 W. Sunset Blvd., Los Angeles, CA (4)			11,120	4,256	44,205	8,703	50,878	59,581	14,768	35	2015	C	93,418
6255 W. Sunset Blvd., Los Angeles, CA			18,111	60,320	56,481	18,111	116,801	134,912	63,863	35	2012	A	325,772
3750 Kilroy Airport Way, Long Beach, CA			—	1,941	13,679	—	15,620	15,620	13,303	35	1989	C	10,718
3760 Kilroy Airport Way, Long Beach, CA			—	17,467	24,129	—	41,596	41,596	33,855	35	1989	C	166,761
3780 Kilroy Airport Way, Long Beach, CA			—	22,319	41,111	—	63,430	63,430	50,720	35	1989	C	221,452
3800 Kilroy Airport Way, Long Beach, CA			—	19,408	25,730	—	45,138	45,138	33,291	35	2000	C	192,476
3840 Kilroy Airport Way, Long Beach, CA			—	13,586	30,210	—	43,796	43,796	22,382	35	1999	C	138,441
3880 Kilroy Airport Way, Long Beach, CA			—	9,704	12,848	—	22,552	22,552	7,944	35	2013	C	96,923
3900 Kilroy Airport Way, Long Beach, CA			—	12,615	21,523	—	34,138	34,138	23,230	35	1997	A	130,935
8560 W. Sunset Blvd., West Hollywood, CA			9,720	50,956	8,067	9,720	59,023	68,743	17,404	35	2016	A	76,359
8570 W. Sunset Blvd., West Hollywood, CA			31,693	27,974	7,277	31,693	35,251	66,944	10,491	35	2016	A	49,276
8580 W. Sunset Blvd., West Hollywood, CA			10,013	3,695	1,847	10,013	5,542	15,555	1,807	35	2016	A	6,875
8590 W. Sunset Blvd., West Hollywood, CA			39,954	27,884	6,162	39,954	34,046	74,000	9,816	35	2016	A	56,750
12100 W. Olympic Blvd., Los Angeles, CA	$152,668	(5)	352	45,611	27,407	9,633	63,737	73,370	39,243	35	2003	C	155,679
12200 W. Olympic Blvd., Los Angeles, CA		(5)	4,329	35,488	29,817	3,977	65,657	69,634	50,837	35	2000	C	154,544
12233 W. Olympic Blvd., Los Angeles, CA			22,100	53,170	7,029	22,100	60,199	82,299	24,095	35	2012	A	156,746
12312 W. Olympic Blvd., Los Angeles, CA		(5)	3,325	12,202	12,671	3,399	24,799	28,198	21,030	35	1997	A	78,900
2100/2110 Colorado Ave., Santa Monica, CA			5,474	26,087	20,980	5,476	47,065	52,541	33,534	35	1997	A	104,853
501 Santa Monica Blvd., Santa Monica, CA			4,547	12,044	19,568	4,551	31,608	36,159	25,203	35	1998	A	78,509
12225 El Camino Real, Del Mar, CA			1,700	9,633	4,870	1,673	14,530	16,203	11,378	35	1998	A	58,401

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2024

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
12235 El Camino Real, Del Mar, CA			1,507	8,543	10,372	1,540	18,882	20,422	14,674	35	1998	A	53,751
12340 El Camino Real, Del Mar, CA			4,201	—	34,342	4,201	34,342	38,543	5,413	35	2022	C	109,307
12390 El Camino Real, Del Mar, CA			3,453	11,981	12,895	3,453	24,876	28,329	15,657	35	2000	C	73,238
12770 El Camino Real, Del Mar, CA			9,360	—	35,074	9,360	35,074	44,434	9,531	35	2016	C	75,035
12780 El Camino Real, Del Mar, CA			18,398	54,954	24,295	18,398	79,249	97,647	32,182	35	2013	A	140,591
12790 El Camino Real, Del Mar, CA			10,252	21,236	17,143	10,252	38,379	48,631	14,435	35	2013	A	87,944
12830 El Camino Real, Del Mar, CA	$375,000	(6)	28,645	—	113,154	28,645	113,154	141,799	16,697	35	2021	C	196,444
12860 El Camino Real, Del Mar, CA		(6)	11,326	—	51,970	11,326	51,970	63,296	7,822	35	2021	C	92,042
12348 High Bluff Dr., Del Mar, CA			1,629	3,096	9,084	1,629	12,180	13,809	9,465	35	1999	C	39,192
12400 High Bluff Dr., Del Mar, CA			15,167	—	49,940	15,167	49,940	65,107	13,021	35	2022	C	216,518
12707 High Bluff Dr., Del Mar, CA (7)			3,013	8,032	915	3,013	8,947	11,960	148	35	2024	A	59,245
12777 High Bluff Dr., Del Mar, CA (7)			3,013	6,134	687	3,013	6,821	9,834	115	35	2024	A	44,486
3579 Valley Centre Dr., Del Mar, CA			2,167	6,897	11,834	2,858	18,040	20,898	12,631	35	1999	C	54,960
3611 Valley Centre Dr., Del Mar, CA			4,184	19,352	29,673	5,259	47,950	53,209	35,382	35	2000	C	132,425
3661 Valley Centre Dr., Del Mar, CA			4,038	21,144	20,770	4,725	41,227	45,952	31,791	35	2001	C	131,662
3721 Valley Centre Dr., Del Mar, CA			4,297	18,967	18,378	4,254	37,388	41,642	24,813	35	2003	C	117,777
3811 Valley Centre Dr., Del Mar, CA			3,452	16,152	21,985	4,457	37,132	41,589	27,962	35	2000	C	118,912
3745 Paseo Place, Del Mar, CA (Retail)		(6)	24,358	—	76,146	24,358	76,146	100,504	13,728	35	2019	C	95,871
13480 Evening Creek Dr. North, San Diego, CA			7,997	—	67,507	7,997	67,507	75,504	31,255	35	2008	C	143,401
13500 Evening Creek Dr. North, San Diego, CA			7,581	35,903	25,885	7,580	61,789	69,369	36,868	35	2004	A	137,660
13520 Evening Creek Dr. North, San Diego, CA			7,581	35,903	28,348	7,580	64,252	71,832	38,951	35	2004	A	146,701
2100 Kettner Blvd., San Diego, CA			19,861	—	108,772	19,861	108,772	128,633	7,089	35	2022	C	212,423
2305 Historic Decatur Rd., San Diego, CA			5,240	22,220	11,932	5,240	34,152	39,392	18,231	35	2010	A	107,456
4690 Executive Dr., San Diego, CA (8)			—	—	20,929	1,624	19,305	20,929	713	35	1999	A	—
9455 Towne Centre Dr., San Diego, CA			6,081	—	79,595	6,081	79,595	85,676	9,798	35	2021	C	160,444
9514 Towne Centre Dr., San Diego, CA			4,928	—	47,756	4,928	47,756	52,684	2,069	35	2023	C	70,616
4100 Bohannon Dr., Menlo Park, CA			4,835	15,526	1,525	4,860	17,026	21,886	7,204	35	2012	A	47,643
4200 Bohannon Dr., Menlo Park, CA			4,798	15,406	8,364	4,662	23,906	28,568	10,605	35	2012	A	43,600
4300 Bohannon Dr., Menlo Park, CA			6,527	20,958	8,047	6,470	29,062	35,532	12,961	35	2012	A	63,430
4400 Bohannon Dr., Menlo Park, CA (9)			—	—	3,237	—	3,237	3,237	2,177	35	2012	A	—
4500 Bohannon Dr., Menlo Park, CA			6,527	20,957	5,795	6,470	26,809	33,279	11,874	35	2012	A	63,429
4600 Bohannon Dr., Menlo Park, CA			4,798	15,406	5,286	4,939	20,551	25,490	9,832	35	2012	A	48,413
4700 Bohannon Dr., Menlo Park, CA			6,527	20,958	1,576	6,470	22,591	29,061	9,755	35	2012	A	63,429

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2024

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
1290 - 1300 Terra Bella Ave., Mountain View, CA			28,730	27,555	13,130	28,730	40,685	69,415	11,591	35	2016	A	114,175
680 E. Middlefield Rd., Mountain View, CA			34,755	—	56,759	34,755	56,759	91,514	19,459	35	2014	C	171,676
690 E. Middlefield Rd., Mountain View, CA			34,605	—	56,515	34,605	56,515	91,120	19,376	35	2014	C	171,215
1701 Page Mill Rd., Palo Alto, CA			—	99,522	111	—	99,633	99,633	24,020	35	2016	A	128,688
3150 Porter Dr., Palo Alto, CA			—	21,715	6,446	—	28,161	28,161	7,582	35	2016	A	36,886
900 Jefferson Ave., Redwood City, CA (10)			16,668	—	109,620	18,063	108,225	126,288	35,124	35	2015	C	228,226
900 Middlefield Rd., Redwood City, CA (10)			7,959	—	64,606	8,626	63,939	72,565	16,538	35	2015	C	119,616
100 Hooper St., San Francisco, CA			78,564	—	197,034	85,510	190,088	275,598	35,842	35	2018	C	417,914
100 First St., San Francisco, CA (11)			49,150	131,238	84,007	49,150	215,245	264,395	115,810	35	2010	A	480,457
303 Second St., San Francisco, CA (12)			63,550	154,153	120,741	63,550	274,894	338,444	146,435	35	2010	A	784,658
201 Third St., San Francisco, CA			19,260	84,018	79,707	19,260	163,725	182,985	103,058	35	2011	A	346,538
360 Third St., San Francisco, CA			—	88,235	128,515	28,504	188,246	216,750	81,239	35	2011	A	436,357
250 Brannan St., San Francisco, CA			7,630	22,770	10,797	7,630	33,567	41,197	16,440	35	2011	A	100,850
301 Brannan St., San Francisco, CA			5,910	22,450	17,204	5,910	39,654	45,564	17,652	35	2011	A	82,834
333 Brannan St., San Francisco, CA			18,645	—	80,685	18,645	80,685	99,330	21,215	35	2016	C	185,602
345 Brannan St., San Francisco, CA			29,405	113,179	1,358	29,403	114,539	143,942	20,282	35	2018	A	110,050
350 Mission St., San Francisco, CA			52,815	—	212,742	52,815	212,742	265,557	57,855	35	2016	C	455,340
345 Oyster Point Blvd., South San Francisco, CA			13,745	18,575	1	13,745	18,576	32,321	3,948	35	2018	A	40,410
347 Oyster Point Blvd., South San Francisco, CA			14,071	18,289	44	14,071	18,333	32,404	3,905	35	2018	A	39,780
349 Oyster Point Blvd., South San Francisco, CA			23,112	22,601	352	23,112	22,953	46,065	6,145	35	2018	A	65,340
350 Oyster Point Blvd., South San Francisco, CA			23,719	—	177,042	23,719	177,042	200,761	17,251	35	2021	C	234,892
352 Oyster Point Blvd., South San Francisco, CA			23,449	—	165,497	23,449	165,497	188,946	17,361	35	2021	C	232,215
354 Oyster Point Blvd., South San Francisco, CA			19,538	—	141,041	19,538	141,041	160,579	17,349	35	2021	C	193,472
505 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,450	37,943	51,513	89,456	15,019	35	2014	C	212,322
555 Mathilda Ave., Sunnyvale, CA			37,843	1,163	50,447	37,943	51,510	89,453	15,018	35	2014	C	212,322
599 Mathilda Ave., Sunnyvale, CA			13,538	12,559	609	13,538	13,168	26,706	6,212	35	2012	A	76,031
605 Mathilda Ave., Sunnyvale, CA			29,014	891	77,281	29,090	78,096	107,186	33,548	35	2014	C	162,785
601 108th Ave., Bellevue, WA			—	214,095	90,414	42,680	261,829	304,509	127,395	35	2011	A	490,738
10900 NE 4th St., Bellevue, WA			25,080	150,877	55,231	25,080	206,108	231,188	98,543	35	2012	A	428,557
2001 W. 8th Ave., Seattle, WA			84,076	371,154	27,388	84,076	398,542	482,618	41,445	35	2021	A	535,395
333 Dexter Ave. North, Seattle, WA			42,854	—	328,064	42,854	328,064	370,918	37,737	35	2022	C	618,766
701 N. 34th St., Seattle, WA			—	48,027	12,145	—	60,172	60,172	27,052	35	2012	A	141,860
801 N. 34th St., Seattle, WA			—	58,537	23,824	—	82,361	82,361	33,635	35	2012	A	173,615
837 N. 34th St., Seattle, WA			—	37,404	7,354	—	44,758	44,758	19,792	35	2012	A	112,487
320 Westlake Ave. North, Seattle, WA	79,020	(13)	14,710	82,018	15,219	14,710	97,237	111,947	37,480	35	2013	A	184,644

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2024

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
321 Terry Ave. North, Seattle, WA		(13)	10,430	60,003	11,066	10,430	71,069	81,499	28,230	35	2013	A	135,755
401 Terry Ave. North, Seattle, WA			22,500	77,046	32	22,500	77,078	99,578	26,718	35	2014	A	174,530
200 W. 6th St., Austin, TX			—	—	654,578	—	654,578	654,578	38,398	35	2023	C	758,975
Residential Properties:
1550 N. El Centro Ave., Los Angeles, CA (4)			16,970	39	138,148	16,970	138,187	155,157	34,097	35	2016	C	—
6390 De Longpre Ave., Hollywood, CA			12,112	—	162,481	12,112	162,481	174,593	17,436	35	2021	C	—
3200 Paseo Village Way, Del Mar, CA		(6)	106,419	—	272,044	106,419	272,044	378,463	38,354	35	2020	C	—
TOTAL OPERATING PROPERTIES	606,688		1,657,729	2,974,035	5,717,807	1,750,820	8,598,751	10,349,571	2,824,616				17,142,721
Undeveloped land and construction in progress	—		911,886	—	1,397,738	911,886	1,397,738	2,309,624	—				—
TOTAL ALL PROPERTIES	$606,688	(14)	$2,569,615	$2,974,035	$7,115,545	$2,662,706	$9,996,489	$12,659,195	$2,824,616				17,142,721
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
(5)These properties secure a $152.7 million mortgage note.
(6)These properties secure a $375.0 million mortgage note.
(7)These properties were acquired in the third quarter of 2024.
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
(13)These properties secure a $79.0 million mortgage note.
(14)Represents gross aggregate principal amount before the effect of the deferred financing costs of $8.5 million as of December 31, 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2024

As of December 31, 2024, the aggregate gross cost of property included above for federal income tax purposes approximated $10.4 billion.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2022 to December 31, 2024:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Total real estate held for investment, beginning of year	$12,241,648	$11,732,183	$11,292,693
Additions during period:
Acquisitions	21,941	—	40,033
Improvements, etc.	400,880	511,866	439,759
Total additions during period	422,821	511,866	479,792
Deductions during period:
Cost of real estate sold	—	—	(32,855)
Other	(5,274)	(2,401)	(7,447)
Total deductions during period	(5,274)	(2,401)	(40,302)
Total real estate held for investment, end of year	$12,659,195	$12,241,648	$11,732,183

The following table reconciles the accumulated depreciation from January 1, 2022 to December 31, 2024:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Accumulated depreciation, beginning of year	$2,518,304	$2,218,710	$2,003,656
Additions during period:
Depreciation of real estate	307,967	300,119	287,799
Total additions during period	307,967	300,119	287,799
Deductions during period:
Write-offs due to sale	—	—	(19,114)
Other	(1,655)	(525)	(53,631)
Total deductions during period	(1,655)	(525)	(72,745)
Accumulated depreciation, end of year	$2,824,616	$2,518,304	$2,218,710