Form 10-Q
period 2025-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2025-05-06
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of May 2, 2025, 118,280,582 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2025, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
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
•the following notes to the consolidated financial statements:
◦Note 10, Net Income Available to Common Stockholders Per Share of the Company;
◦Note 11, Net Income Available to Common Unitholders Per Unit of the Operating Partnership;
◦Note 12, Supplemental Cash Flows Information of the Company; and
◦Note 13, Supplemental Cash Flows Information of the Operating Partnership;
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
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,750,820	$1,750,820
Buildings and improvements	8,617,728	8,598,751
Undeveloped land and construction in progress	2,356,330	2,309,624
Total real estate assets held for investment	12,724,878	12,659,195
Accumulated depreciation and amortization	(2,900,113)	(2,824,616)
Total real estate assets held for investment, net	9,824,765	9,834,579
CASH AND CASH EQUIVALENTS	146,711	165,690
MARKETABLE SECURITIES (Note 9)	29,187	27,965
CURRENT RECEIVABLES, NET	11,680	11,033
DEFERRED RENT RECEIVABLES, NET	447,433	451,996
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	220,051	225,937
RIGHT OF USE GROUND LEASE ASSETS	128,949	129,222
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 2)	69,909	51,935
TOTAL ASSETS	$10,878,685	$10,898,357
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 3 and 9)	$596,806	$598,199
Unsecured debt, net (Notes 3 and 9)	4,001,036	3,999,566
Accounts payable, accrued expenses, and other liabilities	292,354	285,011
Ground lease liabilities	128,227	128,422
Accrued dividends and distributions	64,990	64,850
Deferred revenue and acquisition-related intangible liabilities, net	137,538	142,437
Rents received in advance and tenant security deposits	77,749	71,003
Total liabilities	5,298,700	5,289,488
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Stockholders’ Equity (Note 4):
Common stock, $.01 par value, 280,000,000 shares authorized, 118,268,759 and 118,046,674 shares issued and outstanding	1,183	1,181
Additional paid-in capital	5,210,415	5,209,653
Retained earnings	144,867	171,212
Total stockholders’ equity	5,356,465	5,382,046
Noncontrolling Interests (Notes 1 and 5):
Common units of the Operating Partnership	52,105	52,472
Noncontrolling interests in consolidated property partnerships	171,415	174,351
Total noncontrolling interests	223,520	226,823
Total equity	5,579,985	5,608,869
TOTAL LIABILITIES AND EQUITY	$10,878,685	$10,898,357

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
REVENUES
Rental income (Note 7)	$266,244	$274,890
Other property income	4,600	3,691
Total revenues	270,844	278,581
EXPENSES
Property expenses	58,714	57,320
Real estate taxes	28,365	29,239
Ground leases	3,020	2,752
General and administrative expenses (Note 6)	16,901	17,292
Leasing costs	2,873	2,279
Depreciation and amortization	87,119	88,031
Total expenses	196,992	196,913
OTHER INCOME (EXPENSES)
Interest income	1,134	13,190
Interest expense (Note 3)	(31,148)	(38,871)
Other income (expense) (Note 1)	(157)	(287)
Total other expenses	(30,171)	(25,968)
NET INCOME	43,681	55,700
Net income attributable to noncontrolling common units of the Operating Partnership	(375)	(502)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,298)	(5,278)
Total income attributable to noncontrolling interests	(4,673)	(5,780)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$39,008	$49,920
Net income available to common stockholders per share – basic (Note 10)	$0.33	$0.42
Net income available to common stockholders per share – diluted (Note 10)	$0.33	$0.42
Weighted average shares of common stock outstanding – basic (Note 10)	118,194,588	117,337,666
Weighted average shares of common stock outstanding – diluted (Note 10)	118,664,430	117,960,926

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2024	118,046,674	$1,181	$5,209,653	$171,212	$5,382,046	$226,823	$5,608,869
Net income				39,008	39,008	4,673	43,681
Issuance of share-based compensation awards			1,476		1,476		1,476
Non-cash amortization of share-based compensation (Note 6)			5,176		5,176		5,176
Settlement of restricted stock units for shares of common stock	377,801	4	(4)		—		—
Repurchase of common stock and restricted stock units	(155,716)	(2)	(6,007)		(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,234)	(7,234)
Adjustment for noncontrolling interest			121		121	(121)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(65,353)	(65,353)	(621)	(65,974)
BALANCE AS OF MARCH 31, 2025	118,268,759	$1,183	$5,210,415	$144,867	$5,356,465	$223,520	$5,579,985

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2023	117,239,558	$1,173	$5,205,839	$221,149	$5,428,161	$231,532	$5,659,693
Net income				49,920	49,920	5,780	55,700
Issuance of share-based compensation awards			4,017		4,017		4,017
Non-cash amortization of share-based compensation			4,727		4,727		4,727
Settlement of restricted stock units for shares of common stock	217,496	2	(2)		—		—
Repurchase of common stock and restricted stock units	(90,649)	(1)	(5,897)		(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,898)	(6,898)
Adjustment for noncontrolling interest			69		69	(69)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(67,989)	(67,989)	(621)	(68,610)
BALANCE AS OF MARCH 31, 2024	117,366,405	$1,174	$5,208,753	$203,080	$5,413,007	$229,724	$5,642,731

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,681	$55,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	85,735	86,460
Depreciation of non-real estate furniture, fixtures, and equipment	1,384	1,571
Revenues deemed uncollectible	621	3,883
Non-cash amortization of share-based compensation awards	3,927	3,381
Non-cash amortization of deferred financing costs and debt discounts	1,219	1,757
Non-cash amortization of net below market rents	(846)	(904)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(3,688)	(4,969)
Straight-line rents, net	4,613	(2,123)
Amortization of right of use ground lease assets	273	262
Net change in other operating assets	(21,886)	(3,594)
Net change in other operating liabilities	21,888	26,445
Net cash provided by operating activities	136,921	167,869
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(55,347)	(85,495)
Expenditures for operating properties and other capital assets	(21,313)	(15,981)
Maturity of certificates of deposit	—	178,325
Net cash (used in) provided by investing activities	(76,660)	76,849
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests in consolidated property partnerships	(7,226)	(6,890)
Dividends and distributions paid to common stockholders and common unitholders	(64,366)	(63,931)
Repurchase of common stock and restricted stock units	(6,009)	(5,898)
Financing costs	(100)	(17,192)
Principal payments and repayments of secured debt	(1,539)	(1,479)
Proceeds from the issuance of unsecured debt	—	395,516
Repayments of unsecured debt	—	(200,000)
Net cash (used in) provided by financing activities	(79,240)	100,126
Net (decrease) increase in cash and cash equivalents and restricted cash	(18,979)	344,844
Cash and cash equivalents and restricted cash, beginning of period	165,690	510,163
Cash and cash equivalents and restricted cash, end of period	$146,711	$855,007

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	March 31, 2025	December 31, 2024
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,750,820	$1,750,820
Buildings and improvements	8,617,728	8,598,751
Undeveloped land and construction in progress	2,356,330	2,309,624
Total real estate assets held for investment	12,724,878	12,659,195
Accumulated depreciation and amortization	(2,900,113)	(2,824,616)
Total real estate assets held for investment, net	9,824,765	9,834,579
CASH AND CASH EQUIVALENTS	146,711	165,690
MARKETABLE SECURITIES (Note 9)	29,187	27,965
CURRENT RECEIVABLES, NET	11,680	11,033
DEFERRED RENT RECEIVABLES, NET	447,433	451,996
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	220,051	225,937
RIGHT OF USE GROUND LEASE ASSETS	128,949	129,222
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 2)	69,909	51,935
TOTAL ASSETS	$10,878,685	$10,898,357
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 3 and 9)	$596,806	$598,199
Unsecured debt, net (Notes 3 and 9)	4,001,036	3,999,566
Accounts payable, accrued expenses, and other liabilities	292,354	285,011
Ground lease liabilities	128,227	128,422
Accrued distributions	64,990	64,850
Deferred revenue and acquisition-related intangible liabilities, net	137,538	142,437
Rents received in advance and tenant security deposits	77,749	71,003
Total liabilities	5,298,700	5,289,488
COMMITMENTS AND CONTINGENCIES (Note 8)
CAPITAL:
Partner's Capital - Common units, 118,268,759 and 118,046,674 held by the general partner and 1,150,574 held by common limited partners issued and outstanding	5,408,570	5,434,518
Noncontrolling interests in consolidated property partnerships (Note 1)	171,415	174,351
Total capital	5,579,985	5,608,869
TOTAL LIABILITIES AND CAPITAL	$10,878,685	$10,898,357

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2025	2024
REVENUES
Rental income (Note 7)	$266,244	$274,890
Other property income	4,600	3,691
Total revenues	270,844	278,581
EXPENSES
Property expenses	58,714	57,320
Real estate taxes	28,365	29,239
Ground leases	3,020	2,752
General and administrative expenses (Note 6)	16,901	17,292
Leasing costs	2,873	2,279
Depreciation and amortization	87,119	88,031
Total expenses	196,992	196,913
OTHER INCOME (EXPENSES)
Interest income	1,134	13,190
Interest expense (Note 3)	(31,148)	(38,871)
Other income (expense) (Note 1)	(157)	(287)
Total other expenses	(30,171)	(25,968)
NET INCOME	43,681	55,700
Net income attributable to noncontrolling interests in consolidated property partnerships and subsidiaries	(4,298)	(5,278)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$39,383	$50,422
Net income available to common unitholders per unit – basic (Note 11)	$0.33	$0.42
Net income available to common unitholders per unit – diluted (Note 11)	$0.33	$0.42
Weighted average common units outstanding – basic (Note 11)	119,345,162	118,488,240
Weighted average common units outstanding – diluted (Note 11)	119,815,004	119,111,500

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2024	119,197,248	$5,434,518	$174,351	$5,608,869
Net income		39,383	4,298	43,681
Issuance of share-based compensation awards		1,476		1,476
Non-cash amortization of share-based compensation (Note 6)		5,176		5,176
Settlement of restricted stock units	377,801	—		—
Repurchase of common units and restricted stock units	(155,716)	(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships			(7,234)	(7,234)
Distributions declared per common unit ($0.54 per unit)		(65,974)		(65,974)
BALANCE AS OF MARCH 31, 2025	119,419,333	$5,408,570	$171,415	$5,579,985

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships	Total Capital
	Number of Common Units	Common Units
BALANCE AS OF DECEMBER 31, 2023	118,390,132	$5,481,436	$178,257	$5,659,693
Net income		50,422	5,278	55,700
Issuance of share-based compensation awards		4,017		4,017
Non-cash amortization of share-based compensation		4,727		4,727
Settlement of restricted stock units	217,496	—		—
Repurchase of common units and restricted stock units	(90,649)	(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships			(6,898)	(6,898)
Distributions declared per common unit ($0.54 per unit)		(68,610)		(68,610)
BALANCE AS OF MARCH 31, 2024	118,516,979	$5,466,094	$176,637	$5,642,731

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,681	$55,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	85,735	86,460
Depreciation of non-real estate furniture, fixtures, and equipment	1,384	1,571
Revenues deemed uncollectible	621	3,883
Non-cash amortization of share-based compensation awards	3,927	3,381
Non-cash amortization of deferred financing costs and debt discounts	1,219	1,757
Non-cash amortization of net below market rents	(846)	(904)
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(3,688)	(4,969)
Straight-line rents, net	4,613	(2,123)
Amortization of right of use ground lease assets	273	262
Net change in other operating assets	(21,886)	(3,594)
Net change in other operating liabilities	21,888	26,445
Net cash provided by operating activities	136,921	167,869
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(55,347)	(85,495)
Expenditures for operating properties and other capital assets	(21,313)	(15,981)
Maturity of certificates of deposit	—	178,325
Net cash (used in) provided by investing activities	(76,660)	76,849
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests in consolidated property partnerships	(7,226)	(6,890)
Distributions paid to common unitholders	(64,366)	(63,931)
Repurchase of common units and restricted stock units	(6,009)	(5,898)
Financing costs	(100)	(17,192)
Principal payments and repayments of secured debt	(1,539)	(1,479)
Proceeds from the issuance of unsecured debt	—	395,516
Repayments of unsecured debt	—	(200,000)
Net cash (used in) provided by financing activities	(79,240)	100,126
Net (decrease) increase in cash and cash equivalents and restricted cash	(18,979)	344,844
Cash and cash equivalents and restricted cash, beginning of period	165,690	510,163
Cash and cash equivalents and restricted cash, end of period	$146,711	$855,007

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership, and Basis of Presentation

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science, and mixed-use property types in the United States. The Company’s approach to modern business environments is designed to drive creativity and productivity for some of the world’s leading technology, entertainment, life science, and business services companies and we have been consistently recognized for our leadership in sustainability and building operations. The Company owns, develops, acquires, and manages real estate assets consisting primarily of premier properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin, which are markets we believe have strategic advantages and strong barriers to entry. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service. We did not have any properties or undeveloped land held for sale at March 31, 2025.

Our stabilized portfolio of operating properties was comprised of the following properties at March 31, 2025:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office Properties (2)	123	17,135,817	432	81.4%
________________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2025 Average Occupancy
Stabilized Residential Properties	3	1,001	95.2%

As of March 31, 2025, the following development and redevelopment properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	1	875,000
In-process redevelopment projects - tenant improvement	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio excludes our future development pipeline, which, as of March 31, 2025, was comprised of eight future development sites, representing approximately 64 gross acres of undeveloped land.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2025, all of our properties and development and redevelopment projects, and all of our business was conducted in the state of California, with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project located in Austin, Texas. All of our properties, and development and redevelopment projects are 100% owned, excluding the following four office properties owned by the following three consolidated property partnerships:

Consolidated Property Partnership	Property Address	Ownership Interest (1)
100 First Street Member, LLC	100 1st Street, San Francisco, CA 94105	56%
303 Second Street Member, LLC	303 2nd Street, San Francisco, CA 94107	56%
Redwood City Partners, LLC	900 Jefferson Avenue, Redwood City, CA 94063	93%
	900 Middlefield Road, Redwood City, CA 94063
________________________
(1)The remaining interests in all three property partnerships were owned by unrelated third parties.

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, 100 First Street Member, LLC (“100 First LLC”), 303 Second Street Member, LLC (“303 Second LLC”), Redwood City Partners, LLC (“Redwood LLC”), and all of our wholly-owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, 100 First LLC, 303 Second LLC, Redwood LLC, and all of our wholly-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

As of March 31, 2025, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of March 31, 2025 was owned by non-affiliated investors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.

Commencing January 1, 2025, the Company began presenting a new line item, “Other income (expense)”, which includes tax expenses, acquisition and disposition expenses, and income or expenses related to environmental and sustainability initiatives, which were previously included in general and administrative expenses. Historical amounts for general and administrative expenses and other income (expense) have been revised to conform with the current period presentation.

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary, as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At March 31, 2025, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC, and one entity established during the third quarter of 2024 to facilitate a potential future Section 1031 Exchange. At March 31, 2025, the Company and the Operating Partnership were determined to be the primary beneficiaries of these three VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of March 31, 2025, the three VIEs’ total assets, liabilities,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and noncontrolling interests included on our consolidated balance sheet were approximately $430.9 million (of which $353.0 million related to real estate held for investment), approximately $20.7 million, and approximately $166.4 million, respectively. Revenues, income, and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions.

At December 31, 2024, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC, and one entity established during the third quarter of 2024 to facilitate a potential future Section 1031 Exchange. At December 31, 2024, the Company and the Operating Partnership were determined to be the primary beneficiaries of these three VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. At December 31, 2024, the impact of consolidating the VIEs increased the Company’s total assets, liabilities, and noncontrolling interests on our consolidated balance sheet by approximately $435.5 million (of which $357.3 million related to real estate held for investment), approximately $18.0 million, and approximately $169.4 million, respectively.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Tax Disclosures.” The ASU is effective for annual periods beginning after December 15, 2024. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

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

2.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$25,783	$26,316
Prepaid expenses, net	27,963	8,470
Deferred financing costs, net (1)	11,806	12,692
Other assets	4,357	4,457
Total prepaid expenses and other assets, net	$69,909	$51,935
________________________
(1)Refer to Note 3 “Secured and Unsecured Debt of the Operating Partnership” for a discussion of the deferred financing costs for the unsecured revolving credit facility.

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

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2025 and December 31, 2024:

	Unsecured Revolving Credit Facility
	March 31, 2025	December 31, 2024
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.61%	5.69%
Facility fee-annual rate (3)	0.250%
Unamortized deferred financing costs (3)	$11,806	$12,692
Maturity date (4)	July 31, 2028
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of March 31, 2025 and December 31, 2024. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of March 31, 2025 and December 31, 2024. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024. These costs are included in prepaid expenses and other assets, net on our consolidated balance sheets, and remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

The following table summarizes the balance and terms of our 2024 Term Loan Facility as of March 31, 2025:

	2024 Term Loan Facility
	March 31, 2025	December 31, 2024
	(in thousands)
Outstanding borrowings	$200,000	$200,000
Remaining borrowing capacity	—	—
Total borrowing capacity (1)	$200,000	$200,000
Interest rate (2)	5.62%	5.70%
Unamortized deferred financing costs (3)	$824	$1,229
Maturity date (4)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of March 31, 2025 and December 31, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of March 31, 2025 and December 31, 2024.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024, and remained to be amortized through the maturity date of the 2024 Term Loan Facility.
(4)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our financial covenants as of March 31, 2025.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of March 31, 2025:

Year	(in thousands)
Remaining 2025 (1)	$604,707
2026	401,317
2027	249,125
2028	400,000
2029	475,000
2030	500,000
Thereafter	2,000,000
Total aggregate principal value	4,630,149
Less: unamortized net discounts and deferred financing costs (2)	(32,307)
Total debt, net	$4,597,842
________________________
(1)Includes the $200.0 million outstanding as of March 31, 2025 on the 2024 Term Loan Facility, for which the Company has two 12-month extension options.
(2)Includes $24.2 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt, and $8.1 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Capitalized Interest

The following table sets forth gross interest expense and capitalized interest for the three months ended March 31, 2025 and 2024. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress currently under construction.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Gross interest expense	$51,696	$58,678
Capitalized interest	(20,548)	(19,807)
Interest expense	$31,148	$38,871

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market (“ATM”) stock offering program, which commenced in March 2024, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at March 31, 2025. Since commencement of our current at-the-market program, we have not completed any sales of common stock.

Share Repurchase Program

Under our share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. Since commencement of our current share repurchase program, we have not completed any common stock repurchases.

5.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of March 31, 2025 and December 31, 2024. The remaining approximate 1.0% common limited partnership interest as of March 31, 2025 and December 31, 2024 was owned by non-affiliated investors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors as of March 31, 2025 and December 31, 2024.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $39.4 million and $46.8 million as of March 31, 2025 and December 31, 2024, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Share-Based Compensation

Stockholder Approved Share-Based Incentive Compensation Plan

As of March 31, 2025, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Plan. As of March 31, 2025, approximately 1.9 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed, and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

2025 Share-Based Compensation Grants

In February 2025, the Executive Compensation Committee of the Company’s Board of Directors awarded 535,398 restricted stock units to certain officers of the Company under the 2006 Plan, which included 308,671 RSUs (at the target level of performance) that are subject to time, market, and/or performance-based vesting requirements (the “2025 Performance-Based RSUs”) and 226,727 RSUs that are subject to time-based vesting requirements (the “2025 Time-Based RSUs”). Each RSU granted is entitled to earn dividend equivalents in the form of RSUs that vest upon vesting of the underlying RSU award.

2025 Performance-Based RSU Grant

The 2025 Performance-Based RSUs are scheduled to vest at the end of a three year period (consisting of calendar years 2025-2027. A target number of 2025 Performance-Based RSUs were awarded, and the final number of 2025 Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (i) during the first calendar year of the three year performance measurement period, the achievement of pre-set FFO per share goals that applies to 100% of the Performance-Based RSUs awarded (the “FFO Performance Condition”), and (ii) a performance measure that applies to 50% of the award based upon a measure of the Company’s average net debt to EBITDAre ratio for the three year performance period (the “Net Debt to EBITDAre Ratio Performance Condition”), and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “Market Condition”). The 2025 Performance-Based RSUs are also subject to a three year service vesting provision (the “service vesting condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three year performance period under the awards. The number of 2025 Performance-Based RSUs ultimately earned could fluctuate from the target number of 2025 Performance-Based RSUs granted based upon the levels of achievement for the FFO Performance Condition, the Net Debt to EBITDAre Ratio Performance Condition, the Market Condition, and the extent to which the service vesting condition is satisfied. The estimate of the number of 2025 Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions measured against the applicable goals.

Compensation expense for the 2025 Performance-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period. During the three months ended March 31, 2025, we recognized $0.4 million of compensation expense for the 2025 Performance-Based RSUs assuming the 2025 FFO Performance Condition is met at 100% of target level of achievement (100% for our CEO) and the 2025 Net Debt to EBITDAre Ratio Performance Condition is met at 100% of the target level of achievement. In the event we achieve a lower level of performance or fail to meet the FFO Performance Condition, we would reverse a portion or all of the $0.4 million of compensation expense.

Each 2025 Performance-Based RSU represents the right to receive one share of our common stock in the future subject to, and as modified by, the Company’s level of achievement of the applicable performance and market conditions. The fair value of the portion of the award subject to the Net Debt to EBITDAre Ratio Performance Condition was calculated using the closing price of the Company’s common stock on the valuation date noted below. The fair value of the portion of the award subject to the Market Condition was calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below, which resulted in the following grant date fair value per share.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Assumptions
Valuation date	February 14, 2025
Fair value per share on valuation date (1)	$37.76
Expected share price volatility	38.0%
Risk-free interest rate	4.35%
________________________
(1)For one participant, the fair value per share on the valuation date for their 2025 Performance-Based RSUs is $38.93.

The computation of expected volatility was based on a blend of the historical volatility of our shares of common stock over a period of twice the remaining performance period as of the grant date and implied volatility data based on the observed pricing of six month publicly-traded options on shares of our common stock. The risk-free interest rate was based on the yield curve on zero-coupon U.S. Treasury STRIP securities in effect at February 14, 2025.

The fair value of the 2025 Performance-Based RSU grant as of the valuation date noted above, based on a target level of achievement, was $11.2 million. For the three months ended March 31, 2025, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

2025 Time-Based RSU Grants

The 2025 Time-Based RSUs are scheduled to vest in three equal annual installments beginning on January 5, 2026 through January 5, 2028. Compensation expense for the 2025 Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period. Each 2025 Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date, unless accelerated upon separation of employment, provided certain conditions are met. The total grant date fair value of the 2025 Time-Based RSU awards was $7.9 million, which was based on the $34.91 closing share price of the Company’s common stock on the NYSE on the February 14, 2025 grant date.

2024 and 2023 Performance-Based RSUs

Consistent with the 2025 Performance-Based RSU grant discussed above, the final number of 2024 and 2023 Performance-Based RSUs that vest will be based upon (i) the FFO Performance Condition that applies to 100% of the Performance-Based RSUs awarded as determined at the end of the first calendar year of the performance measurement period, and (ii) the Net Debt to EBITDA Ratio Performance Condition that applies to 50% of the award and the Market Condition that applies to the other 50% of the award, both of which are based on the full three-year performance measurement period. The 2024 FFO Performance Condition was achieved at 175% of the target level of achievement for one participant and 150% for all other participants. The 2023 FFO Performance Condition was achieved at 150% of the target level of achievement for all participants.

Compensation cost for the 2024 Performance-Based RSUs for the three months ended March 31, 2025 assumes the 2024 Net Debt to EBITDA Ratio Performance Condition is met at 100% of the target level of achievement. Compensation cost for the 2023 performance-based RSUs for the three months ended March 31, 2025 assumes the 2023 Net Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $5.2 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively. Of the total share-based compensation costs, $1.2 million and $1.3 million were capitalized as part of real estate assets for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was approximately $37.2 million of total unrecognized compensation cost related to nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of March 31, 2025, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 2.2 years. The remaining compensation cost related to these nonvested RSU awards had been recognized in periods prior to March 31, 2025.

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

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability reversals for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fixed lease payments	$221,015	$230,315
Variable lease payments	46,420	48,458
Net collectability reversals (1)	(1,191)	(3,883)
Total rental income	$266,244	$274,890
_____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2055 and may be subject to scheduled fixed increases and future renewal options. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of March 31, 2025 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2025	$612,316
2026	791,520
2027	752,544
2028	714,557
2029	622,360
2030	540,281
Thereafter	1,080,149
Total (1)	$5,113,727
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Commitments and Contingencies

General

As of March 31, 2025, we had commitments of approximately $155.8 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development and redevelopment properties.

Environmental Matters and Asset Retirement Obligations

As of March 31, 2025 and December 31, 2024, we had the following accrued environmental remediation liabilities in connection with certain of our in-process and future development projects, and the following asset retirement obligations associated with certain of our stabilized portfolio properties and in-process and future development projects:

	March 31, 2025	December 31, 2024
	(in thousands)
Environmental liabilities	$71,127	$72,003
Asset retirement obligations	$4,689	$4,634

9.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on a recurring basis in our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our Deferred Compensation Plan assets as of March 31, 2025 and December 31, 2024:

	Fair Value (Level 1) (1)
	March 31, 2025	December 31, 2024
Description	(in thousands)
Deferred Compensation Plan assets (2)	$29,187	$27,965
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt, net	$596,806	$579,826	$598,199	$569,061
Unsecured debt, net	$4,001,036	$3,715,703	$3,999,566	$3,681,914

Fair value is calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$39,008	$49,920
Allocation to participating securities (1)	(212)	(799)
Numerator for basic and diluted net income available to common stockholders	$38,796	$49,121
Denominator:
Basic weighted average vested shares outstanding	118,194,588	117,337,666
Effect of dilutive securities	469,842	623,260
Diluted weighted average vested shares and common stock equivalents outstanding	118,664,430	117,960,926
Basic earnings per share:
Net income available to common stockholders per share	$0.33	$0.42
Diluted earnings per share:
Net income available to common stockholders per share	$0.33	$0.42
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including RSUs, are considered in our diluted earnings per share calculation for the three months ended March 31, 2025 and 2024. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2025 and 2024, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the three months ended March 31, 2024, as they were anti-dilutive. See Note 6 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$39,383	$50,422
Allocation to participating securities (1)	(212)	(799)
Numerator for basic and diluted net income available to common unitholders	$39,171	$49,623
Denominator:
Basic weighted average vested units outstanding	119,345,162	118,488,240
Effect of dilutive securities	469,842	623,260
Diluted weighted average vested units and common unit equivalents outstanding	119,815,004	119,111,500
Basic earnings per unit:
Net income available to common unitholders per unit	$0.33	$0.42
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.33	$0.42
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including RSUs, are considered in our diluted earnings per share calculation for the three months ended March 31, 2025 and 2024. Certain market measure-based RSUs are not included in dilutive securities for the three months ended March 31, 2025 and 2024, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the three months ended March 31, 2024, as they were anti-dilutive. See Note 6 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Supplemental Cash Flows Information of the Company

Supplemental cash flows information as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $19,166 and $18,697 as of March 31, 2025 and 2024, respectively	$24,500	$16,336
Cash paid for amounts included in the measurement of ground lease liabilities	$2,325	$1,560

NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$23,115	$57,027
Tenant improvements funded directly by tenants	$1,032	$603
Remeasurement of ground lease liability and related right of use ground lease asset	$—	$4,782

NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$64,990	$65,111

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$165,690	$510,163
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$165,690	$510,163

Cash and cash equivalents at end of period	$146,711	$855,007
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$146,711	$855,007

13.    Supplemental Cash Flows Information of the Operating Partnership

Supplemental cash flows information as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $19,166 and $18,697 as of March 31, 2025 and 2024, respectively	$24,500	$16,336
Cash paid for amounts included in the measurement of ground lease liabilities	$2,325	$1,560

NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$23,115	$57,027
Tenant improvements funded directly by tenants	$1,032	$603
Remeasurement of ground lease liability and related right of use ground lease asset	$—	$4,782

NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$64,990	$65,111

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$165,690	$510,163
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$165,690	$510,163

Cash and cash equivalents at end of period	$146,711	$855,007
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$146,711	$855,007

14.    Segments

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

We conduct our business in one operating segment and therefore have one reportable segment. Asset information by segment is not reported because the Company does not use this measure to assess performance.

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

The following table presents Net Income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
REVENUES:
Rental income	$266,244	$274,890
Other property income	4,600	3,691
Total revenues	270,844	278,581
EXPENSES:
Property expenses	58,714	57,320
Real estate taxes	28,365	29,239
Ground leases	3,020	2,752
General and administrative expenses	16,901	17,292
Leasing costs	2,873	2,279
Depreciation and amortization	87,119	88,031
Total expenses	196,992	196,913
OTHER INCOME (EXPENSES):
Interest income	1,134	13,190
Interest expense	(31,148)	(38,871)
Other income (expenses)	(157)	(287)
Total other (expenses) income	(30,171)	(25,968)
NET INCOME	$43,681	$55,700

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates”, or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs, and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends, and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results, and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results, or events. Numerous factors could cause actual future performance, results, and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions, including actual and potential tariffs and periods of heightened inflation, and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the states of California, Texas, and Washington; risks associated with our investment in real estate assets, which are illiquid, and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants’ businesses, including bankruptcy, lack of liquidity or lack of funding, and the impact labor disruptions or strikes, such as episodic strikes in the entertainment industry, may have on our tenants’ businesses; our ability to re-lease property at or above current market rates; reduced demand for office space, including as a result of remote working and flexible working arrangements that allow work from remote locations other than an employer’s office premises; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service, and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; changes in interest rates and the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment, and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices, or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed, and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement, and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations, or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; risks associated with climate change and our sustainability strategies, and our ability to achieve our sustainability goals; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2024, and their respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the dates on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, develop, acquire, and manage real estate assets, consisting primarily of premier properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin, which are markets that we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets through the Operating Partnership and conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% common general partnership interest in the Operating Partnership as of March 31, 2025 and December 31, 2024. As of March 31, 2025, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases.

Factors That May Influence Future Results of Operations

Leasing Activity and Changes in Rental Rates

The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three months ended March 31, 2025.

Leases Executed (1)(2)

Quarter to Date	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI/LC per Sq. Ft. (3)	TI/LC per Sq. Ft. / Year (3)	Changes in Rents (4)	Changes in Cash Rents (5)
	New	Renewal	New	Renewal	Total
2nd Gen Leasing (6)	18	14	114,580	87,801	202,381	66	$51.62	$9.39	(15.8)%	(23.0)%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (7)	3	—	41,808	—	41,808	67	$144.61	$25.90
Total	21	14	156,388	87,801	244,189

Retention Rate Calculations (8)	Quarter to Date

Retention Rate	19.3%
Retention Rate, including subtenants (9)	33.9%
________________________
(1)Includes 100% of consolidated property partnerships. Excludes leases with a lease term of less than one year.
(2)During the three months ended March 31, 2025, 4 new leases totaling 9,388 rentable square feet were signed and commenced.
(3)Includes tenant improvement costs and third-party leasing commissions. Amounts exclude tenant-funded tenant improvements and indirect leasing costs.
(4)Calculated as the change between the expiring GAAP rent and the new GAAP rent for the same space. Space that was vacant when the property was acquired is excluded from our change in rents calculations to provide a more meaningful market comparison.
(5)Calculated as the change between the expiring cash rent and the new cash rent for the same space. Space that was vacant when the property was acquired is excluded from our change in rents calculations to provide a more meaningful market comparison.
(6)Represents leases executed at properties in the stabilized portfolio during the period, excluding leases with a lease term of less than one year. Excludes leases executed at space not previously leased at recently completed development projects that have been added to the stabilized portfolio and at space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased. Tenant improvement and leasing commission capital expenditures for projects classified as Major Repositioning are captured in 2nd Gen Capital Expenditures.
(7)Represents leases executed at space not previously leased, recently completed development projects that have been added to the stabilized portfolio, at space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased, and at projects in our development and redevelopment portfolios.
(8)Calculated as the percentage of square footage renewed by existing tenants at lease expiration or termination divided by the square footage of space renewed by existing tenants and lease expirations during the period.
(9)Represents the retention rate, inclusive of leases with subtenants where the Company does not expect to experience significant downtime in occupancy between leases.

Lease Expirations(1)(2)

The following tables set forth certain information regarding our scheduled lease expirations for our stabilized portfolio, excluding our residential properties, for the remainder of 2025 and the next five years and by region for the remainder of 2025 and in 2026.

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)
				(in thousands)
Remainder of 2025 (4)	53	447,571	3.3%	$22,269	2.8%	$49.76
2026 (4)	77	1,900,007	13.9%	89,927	11.4%	47.33
2027	75	1,078,806	7.9%	43,722	5.6%	40.53
2028	62	1,175,868	8.6%	72,128	9.2%	61.34
2029	51	1,231,931	9.0%	67,270	8.6%	54.61
2030	60	1,684,636	12.3%	100,064	12.7%	59.40
Total	378	7,518,819	55.0%	$395,380	50.3%	$52.59

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (3)	% of Total Annualized Base Rent (3)	Annualized Rent per Sq. Ft. (3)
					(in thousands)
2025 (4)	Los Angeles	33	148,154	1.1%	$6,095	0.8%	$41.14
	San Diego	8	62,094	0.5%	3,805	0.5%	61.28
	San Francisco Bay Area	6	97,127	0.7%	6,889	0.8%	70.93
	Seattle	6	140,196	1.0%	5,480	0.7%	39.09
	Austin	—	—	—%	—	—%	—
	Total	53	447,571	3.3%	$22,269	2.8%	$49.76

2026 (4)	Los Angeles	32	518,691	3.8%	$21,436	2.7%	$41.33
	San Diego	12	165,150	1.2%	9,158	1.2%	55.45
	San Francisco Bay Area	19	916,098	6.7%	46,765	5.9%	51.05
	Seattle	14	300,068	2.2%	12,568	1.6%	41.88
	Austin	—	—	—%	—	—%	—
	Total	77	1,900,007	13.9%	$89,927	11.4%	$47.33
________________________
(1)For leases that have been renewed early with existing tenants, the expiration date and annualized base rent information presented takes into consideration the renewed lease terms. Represents all in-place leases as of March 31, 2025, except intercompany leases.
(2)Includes 100% of annualized base rent of consolidated property partnerships.
(3)Represents annualized monthly contractual rents from existing tenants that includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross, and triple net. Amounts represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption “Information on Leases Executed.”
(4)Adjusting for leasing transactions executed as of March 31, 2025 but not yet commenced, the 2025 and 2026 expirations would be reduced by 85,975 and 430,644 square feet, respectively.

In addition to the 3.2 million rentable square feet, or 18.6%, of unoccupied space in our stabilized portfolio as of March 31, 2025, leases representing approximately 17.2% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2025 and in 2026. The leases scheduled to expire during the remainder of 2025 and in 2026 represent approximately 2.3 million rentable square feet, or 14.2% of our total annualized base rental revenue. Adjusting for leases executed as of March 31, 2025 but not yet commenced, the remaining 2025 and 2026 expirations would be 361,596 and 1,469,363 square feet, respectively.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot give any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

Sublease Space
Of our occupied space as of March 31, 2025, approximately 1.9 million rentable square feet, or 11.3% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area. Of the approximately 1.9 million rentable square feet available for sublease as of March 31, 2025, approximately 18,663 rentable square feet representing one lease is scheduled to expire in 2025 and approximately 79,795 rentable square feet representing four leases are scheduled to expire in 2026.

Capital Recycling Program

We continuously evaluate opportunities for the potential disposition of non-core properties and undeveloped land in our portfolio, or the formation of strategic ventures, with the intent of using the proceeds generated to acquire new operating and development properties, to finance development and redevelopment expenditures, to repay long-term debt, and for other general corporate purposes. We continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add, and strategic operating properties. We historically have focused on markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment, and professional services. As part of our capital recycling strategy, we may attempt to enter into transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”) and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further discussion of our capital recycling activities.

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

In connection with our capital recycling strategy, we may have one or more potential acquisitions of properties and/or undeveloped land under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. However, we cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. In addition, acquisitions are subject to various risks and uncertainties, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs.

Development and Redevelopment Programs

We believe that a portion of our long-term future growth will indirectly continue to come from the completion of our in-process development and redevelopment projects and, subject to market conditions, from identifying new redevelopment opportunities and executing on our future development pipeline. Our future development pipeline may also expand in the future through targeted acquisitions of development opportunities on the West Coast and in Austin, Texas, subject to market conditions.

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

In-Process Development - Tenant Improvement

As of March 31, 2025, we had one development project in the tenant improvement phase:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco and progressed the building to the tenant improvement phase during the first quarter of 2025. The second phase encompasses approximately 875,000 square feet of office and life science space across three buildings with a total estimated investment of $1.0 billion. We expect this property to be added to the stabilized portfolio upon the completion of the 12-month lease up period which is expected to end in the first quarter of 2026.

In-Process Redevelopment - Tenant Improvement

As of March 31, 2025, we had two redevelopment projects in the tenant improvement phase:

•4690 Executive Drive, University Towne Center, San Diego, California. In March 2022, we began the phased redevelopment of this property and completed base building components and moved the building to the tenant improvement phase during the third quarter of 2024. This project is comprised of approximately 52,000 square feet of life science space with a total estimated investment of $25.0 million, inclusive of the depreciated basis of the building. We expect this property to be added to the stabilized portfolio upon the completion of the 12-month lease up period which is expected to end in the third quarter of 2025.

•4400 Bohannon Drive, Menlo Park, California. In December 2022, we began the redevelopment of this property in the Other Peninsula submarket and completed base building components and moved the building to the tenant improvement phase during the third quarter of 2024. This project is comprised of approximately 48,000 square feet of life science space with a total estimated investment of $55.0 million, inclusive of the depreciated basis of the building. We expect this property to be added to the stabilized portfolio upon the completion of the 12-month lease up period which is expected to end in the third quarter of 2025.

Future Development Pipeline

As of March 31, 2025, our future development pipeline included eight future projects located in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin with an aggregate cost basis of approximately $1.5 billion, at which we believe we could develop more than 6.0 million rentable square feet of office space and approximately 1,750 residential units.

The following table sets forth information about our future development pipeline:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs as of 3/31/2025 ($ in millions) (2)

Los Angeles
1633 26th Street	West Los Angeles	190,000	$15.1
San Diego
Santa Fe Summit South / North	56 Corridor	600,000 - 650,000	116.3
2045 Pacific Highway	Little Italy / Point Loma	275,000	61.1
Kilroy East Village	East Village	1,100 units	67.9
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	252.8
Flower Mart	San Francisco CBD	2,300,000	675.9
Seattle
SIX0	Lake Union / Denny Regrade	925,000 and 650 units	199.4
Austin
Stadium Tower	Stadium District / Domain	493,000	75.9
TOTAL:			$1,464.4
________________________
(1)Represents developable office/life science square feet and/or residential units. The developable square feet and/or residential units and scope of projects could change materially from estimated data provided due to one or more of the following: significant changes in the economy, market conditions, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes, or project design.
(2)Represents cash paid and costs incurred, including accrued liabilities in accordance with GAAP, as of March 31, 2025.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. A slowdown in development activities could result in fewer projects qualifying for interest capitalization under GAAP, resulting in higher interest expense. During the three months ended March 31, 2025 and 2024, we capitalized interest on in-process development and redevelopment projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $1.8 billion, respectively, as it was determined these projects qualified for interest and other carrying cost capitalization under GAAP. For the three months ended March 31, 2025, we capitalized $20.5 million of interest to our qualifying development and redevelopment projects. In addition, for the three months ended March 31, 2025, we capitalized $2.3 million of internal overhead costs, including compensation, to our qualifying development and redevelopment projects and $2.4 million of internal overhead costs, including compensation, to our qualifying capital improvement projects in the stabilized portfolio.

Incentive Compensation.

Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers, as defined in Rule 16 under the Exchange Act. For 2025, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate the Company’s performance against pre-established goals under a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure based vesting requirements and time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, market conditions, liquidity measures, and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of March 31, 2025, there was approximately $37.2 million of total unrecognized compensation costs related to outstanding nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of March 31, 2025, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 2.2 years. The $37.2 million of unrecognized compensation cost does not reflect the future compensation costs for any share-based awards that may be granted subsequent to March 31, 2025. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, market conditions, and other factors. For additional information regarding our equity incentive awards, see Note 6 “Share-Based Compensation” to our consolidated financial statements included in this report.

Stabilized Portfolio Information

As of March 31, 2025, our stabilized portfolio was comprised of 123 office, life science, and mixed-use buildings encompassing an aggregate of approximately 17.1 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment projects currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service. We did not have any properties or undeveloped land held for sale at March 31, 2025.

As of March 31, 2025, the following properties were excluded from our stabilized portfolio:

	Number of Properties/Projects	Estimated Rentable Square Feet (1)
In-process development projects - tenant improvement	1	875,000
In-process redevelopment projects - tenant improvement	2	100,000
________________________
(1)Estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which as of March 31, 2025 was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land, on which we believe we could develop more than 6.0 million rentable square feet of office space.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from March 31, 2024 to March 31, 2025:

	Number of Buildings	Rentable Square Feet
Total as of March 31, 2024 (1)	121	17,043,497
Acquisitions	2	103,731
Remeasurement	—	(11,411)
Total as of March 31, 2025 (1)	123	17,135,817
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio:

Region	Number of Buildings	Rentable Square Feet	Occupancy at
			3/31/2025	12/31/2024
Los Angeles	53	4,340,302	72.7%	75.0%
San Diego	26	2,869,598	87.5%	89.2%
San Francisco Bay Area	33	6,170,595	86.8%	87.4%
Seattle	10	2,996,347	78.6%	80.5%
Austin	1	758,975	76.4%	74.7%
Total Stabilized Portfolio	123	17,135,817	81.4%	82.8%

	Average Occupancy
	Three Months Ended March 31,
	2025	2024
Stabilized Portfolio (1)	81.4%	84.5%
Same Property Portfolio (1)(2)	81.3%	84.3%
Residential Portfolio (3)	95.2%	93.1%
________________________
(1)Occupancy percentages reported are calculated as the average of the daily ending occupancy percentages for the period presented and exclude occupancy percentages of properties held for sale. Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Occupancy percentages reported are based on properties owned and stabilized as of January 1, 2024 and still owned and stabilized as of March 31, 2025 and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine property in Hollywood, California and 608 residential units at our One Paseo mixed-use property in Del Mar, California.

Significant Tenants

The following table sets forth information about our 20 largest tenants based upon annualized base rental revenues, as defined below, as of March 31, 2025.

	Tenant Name (1)	Region	Annualized Base Rental Revenue (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue (2)	Percentage of Total Rentable Square Feet	Year(s) of Significant Lease Expiration(s) (3)	Weighted Average Remaining Lease Term (Years)
			(in thousands)
1	Global technology company	Seattle / San Diego	$44,851	849,826	5.7%	5.0%	2032 - 2033 / 2037	8.3
2	Cruise LLC	San Francisco Bay Area	35,449	374,618	4.5%	2.2%	2031	6.7
3	Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.2%	2.5%	2034	9.3
4	Adobe Systems, Inc.	San Francisco Bay Area / Seattle	27,897	537,799	3.6%	3.1%	2027 / 2031	6.1
5	LinkedIn Corporation	San Francisco Bay Area	26,142	587,429	3.3%	3.4%	2026	1.4
6	Salesforce, Inc.	San Francisco Bay Area / Seattle	24,706	472,988	3.1%	2.8%	2029 - 2030 / 2032	5.1
7	Okta, Inc.	San Francisco Bay Area	24,206	293,001	3.1%	1.7%	2028	3.6
8	DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.0%	1.4%	2032	6.8
9	Netflix, Inc.	Los Angeles	21,854	361,388	2.8%	2.1%	2032	7.3
10	Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.3%	1.4%	2033	8.6
11	Box, Inc.	San Francisco Bay Area	16,853	287,680	2.1%	1.7%	2028	3.3
12	Neurocrine Biosciences, Inc. (4)	San Diego	16,365	299,064	2.1%	1.7%	2025 / 2029 / 2031	5.5
13	DIRECTV, LLC	Los Angeles	16,085	532,956	2.1%	3.1%	2026 - 2027	2.4
14	Tandem Diabetes Care, Inc.	San Diego	15,884	181,949	2.0%	1.1%	2035	10.1
15	Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	2.0%	2.0%	2030	5.4
16	Viacom International, Inc.	Los Angeles	13,718	220,330	1.7%	1.3%	2028	3.8
17	Indeed, Inc.	Austin CBD	13,430	330,394	1.7%	1.9%	2034	9.8
18	Sony Interactive Entertainment, LLC	San Francisco Bay Area	13,059	127,760	1.7%	0.7%	2030	5.0
19	Amazon.com	Seattle	12,921	284,307	1.6%	1.7%	2030	4.9
20	Riot Games, Inc.	Los Angeles	12,234	197,676	1.6%	1.2%	2026 / 2031	3.5
	Total		$426,265	7,179,394	54.2%	42.0%		5.8
________________________
(1)Includes subsidiaries of the tenant listed.
(2)Annualized base rental revenue is a monthly contractual rent from existing tenants includes the impact of straight-lining rent escalations and the amortization of free rent periods and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Includes 100% of the annualized base rental revenues of consolidated property partnerships.
(3)We define significant lease expirations as those with space expiring greater than 25,000 rentable square feet.
(4)The 2025 lease expiration represents 26,043 rentable square feet expiring on June 30, 2025

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income. We define “Net Operating Income” as consolidated operating revenues (rental income and other property income) less consolidated operating expenses (property expenses, real estate taxes, and ground leases). Commencing January 1, 2025, the Company also began excluding lease termination fees from the calculation of rental income for Net Operating Income as they are non-recurring in nature and its exclusion will provide a measure that we believe is more indicative of our core operating performance. Historical amounts for Net Operating Income have been revised to conform with current period presentation.

Net Operating Income is considered by management to be an important and appropriate supplemental performance measure to net income because we believe it helps both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. This measure thereby provides an operating perspective not immediately apparent from net income. In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income and, accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP net income.

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Property Portfolio – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2024 and still owned and included in the stabilized portfolio as of March 31, 2025, including our three residential properties in Hollywood and Del Mar, California;

•Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, and expenses for certain of our future development projects; and

•Acquisition Properties – includes the results, from the date of acquisition through the periods presented, for the one property acquired in the third quarter of 2024.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of March 31, 2025:

Group	# of Buildings	Rentable Square Feet
Same Property Portfolio	121	17,032,086
Acquisition Properties	2	103,731
Total Stabilized Portfolio	123	17,135,817

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The following table summarizes our Net Operating Income, as defined, for our total portfolio for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$39,008	$49,920	$(10,912)	(21.9)%
Net income attributable to noncontrolling common units of the Operating Partnership	375	502	(127)	(25.3)%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,298	5,278	(980)	(18.6)%
Net income	$43,681	$55,700	$(12,019)	(21.6)%
Unallocated expense (income):
Lease termination fees (1)	(506)	(1,685)	1,179	(70.0)%
General and administrative expenses	16,901	17,292	(391)	(2.3)%
Leasing costs	2,873	2,279	594	26.1%
Depreciation and amortization	87,119	88,031	(912)	(1.0)%
Interest income	(1,134)	(13,190)	12,056	(91.4)%
Interest expense	31,148	38,871	(7,723)	(19.9)%
Other income (expense)	157	287	(130)	(45.3)%
Net Operating Income	$180,239	$187,585	$(7,346)	(3.9)%
____________________
(1)Commencing January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition.

The following tables summarize our Net Operating Income for our total portfolio for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025				2024
	Same Property	Development	Acquisition	Total	Same Property	Development	Acquisition	Total
	(in thousands)
Operating revenues:
Rental income (1)	$264,002	$154	$1,582	$265,738	$273,068	$137	$—	$273,205
Other property income	4,343	257	—	4,600	3,580	111	—	3,691
Total	268,345	411	1,582	270,338	276,648	248	—	276,896
Property and related expenses:
Property expenses	58,082	392	240	58,714	57,042	278	—	57,320
Real estate taxes	27,456	803	106	28,365	28,752	487	—	29,239
Ground leases	3,020	—	—	3,020	2,752	—	—	2,752
Total	88,558	1,195	346	90,099	88,546	765	—	89,311
Net Operating Income	$179,787	$(784)	$1,236	$180,239	$188,102	$(517)	$—	$187,585
____________________
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition. The three months ended March 31, 2025 and 2024 excludes $0.5 million and $1.7 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

	Three Months Ended March 31, 2025 as compared to the Three Months Ended March 31, 2024
	Same Property		Development		Acquisition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income (1)	$(9,066)	(3.3)%	$17	12.4%	$1,582	100.0%	$(7,467)	(2.7)%
Other property income	763	21.3%	146	131.5%	—	—%	909	24.6%
Total	(8,303)	(3.0)%	163	65.7%	1,582	100.0%	(6,558)	(2.4)%
Property and related expenses:
Property expenses	1,040	1.8%	114	41.0%	240	100.0%	1,394	2.4%
Real estate taxes	(1,296)	(4.5)%	316	64.9%	106	100.0%	(874)	(3.0)%
Ground leases	268	9.7%	—	—%	—	—%	268	9.7%
Total	12	—%	430	56.2%	346	100.0%	788	0.9%
Net Operating Income	$(8,315)	(4.4)%	$(267)	(51.6)%	$1,236	100.0%	$(7,346)	(3.9)%
____________________
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. The three months ended March 31, 2025 and 2024 excludes $0.5 million and $1.7 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

Net Operating Income decreased $7.3 million, or 3.9%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily resulting from:

•A decrease in Net Operating Income of $8.3 million, or 4.4%, attributable to the Same Property portfolio, which was driven by the following activity:

•A decrease in total operating revenues of $8.3 million, or 3.0%, primarily due to a(n):

•$6.6 million decrease in straight-line rent due to the burn-off of $3.9 million in abated rent, mainly in the San Francisco Bay Area and San Diego regions, and aging leases;

•$2.3 million decrease in amortization of deferred revenue mainly resulting from tenant move outs;

•$2.2 million decrease in revenues from recoverable operating expenses primarily related to a $1.5 million non-recurring reimbursement in 2024; and

•$0.7 million decrease in settlement and restoration fee income; partially offset by

•$1.9 million increase in revenue associated with tenant creditworthiness considerations; and

•$1.6 million increase in net base rent primarily due to a $4.1 million increase from higher rates and the above-mentioned $3.9 million increase due to the burn-off of abated rent, net of a $6.4 million decrease due to lease expirations.

•A decrease in Net Operating Income of $0.3 million, or 51.6%, attributable to the Development Properties; partially offset by

•An increase in Net Operating Income of $1.2 million, or 100.0%, attributable to the Acquisition Properties.

Unallocated Expenses and Income

Lease Termination Fees

Lease termination fees decreased $1.2 million, or 70.0%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to lease termination fees recognized in 2024 for two tenants in the San Diego region.

General and Administrative Expenses

General and administrative expenses remained generally consistent for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Leasing Costs

Leasing costs increased $0.6 million, or 26.1%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in leasing overhead during the three months ended March 31, 2025.

Depreciation and Amortization

Depreciation and amortization decreased $0.9 million, or 1.0%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the following:

•A decrease of $1.8 million attributable to the Same Property Portfolio, primarily due to early lease terminations and fully depreciated assets; and

•A decrease of $0.2 million attributable to the Development Properties; partially offset by

•An increase of $1.1 million attributable to the Acquisition Properties.

Interest Income

Interest income decreased $12.1 million, or 91.4%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to carrying lower balances in our interest-bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percentage Change
	(in thousands)
Gross interest expense	$51,696	$58,678	$(6,982)	(11.9)%
Capitalized interest	(20,548)	(19,807)	(741)	3.7%
Interest expense	$31,148	$38,871	$(7,723)	(19.9)%

Gross interest expense, before the effect of capitalized interest, decreased $7.0 million, or 11.9%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to a decrease in the average outstanding debt balance for the three months ended March 31, 2025.

Capitalized interest increased $0.7 million, or 3.7%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in the average aggregate cost basis on in-process development and redevelopment projects and future development pipeline projects during the three months ended March 31, 2025. During the three months ended March 31, 2025 and 2024, we capitalized interest on in-process development and redevelopment projects and future development pipeline projects with an average aggregate cost basis of approximately $1.9 billion and $1.8 billion, respectively. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

Other Income (Expense)

Other income (expense) remained generally consistent for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $1.0 million, or 18.6%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the burn-off of straight line rent for aging leases and lower restoration and settlement fee income. The amounts reported for the three months ended March 31, 2025 and 2024 are comprised of the noncontrolling interest’s share of net income for 100 First LLC and 303 Second LLC and the noncontrolling interest’s share of net income for Redwood City Partners, LLC. See Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flows from operations, borrowings available under its unsecured revolving credit facility, and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company to make dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the three months ended March 31, 2025 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of March 31, 2025, we had approximately $146.7 million in cash and cash equivalents and $1.1 billion available under our unsecured revolving credit facility. We believe that our available liquidity demonstrates a strong balance sheet and makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds and there can be no assurances that we will successfully obtain such financings.

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

The Company intends to continue to make, but has not committed to make, regular quarterly cash distributions to common stockholders and, through the Operating Partnership, to common unitholders from the Operating Partnership’s cash flows from operating activities. All such distributions are at the discretion of the Board of Directors. As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2025. In addition, in the event the Company completes additional dispositions in the future and is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions (or in the event additional legislation is enacted that further modifies or repeals laws with respect to Section 1031 Exchanges), the Company may be required to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On February 25, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on March 31, 2025 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on March 31, 2025, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 9, 2025 were $64.5 million.

Debt Covenants

The covenants contained within certain of our unsecured debt obligations generally prohibit the Company from paying dividends during an event of default in excess of an amount which results in distributions to us in an amount sufficient to permit us to pay dividends to our stockholders that we reasonably believe are necessary to (i) maintain our qualification as a REIT for federal and state income tax purposes and (ii) avoid the payment of federal or state income or excise tax.

Capitalization

As of March 31, 2025, our total debt as a percentage of total market capitalization was 54.2%, which was calculated based on the closing price per share of the Company’s common stock of $32.76 on March 31, 2025 as shown in the following table:

	Shares/Units at March 31, 2025	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility due 2025 (3)		$200,000	2.3%
Unsecured Senior Notes Series A & B due 2026		250,000	2.9%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.9%
Unsecured Senior Notes due 2031		350,000	4.1%
Unsecured Senior Notes due 2025		400,000	4.7%
Unsecured Senior Notes due 2028 (4)		400,000	4.7%
Unsecured Senior Notes due 2029		400,000	4.7%
Unsecured Senior Notes due 2030		500,000	5.8%
Unsecured Senior Notes due 2032 (4)		425,000	5.0%
Unsecured Senior Notes due 2033 (4)		450,000	5.3%
Unsecured Senior Notes due 2036		400,000	4.7%
Secured debt		605,149	7.1%
Total debt		$4,630,149	54.2%
Equity and Noncontrolling Interests in the Operating Partnership: (5)
Common limited partnership units outstanding (6)	1,150,574	$37,693	0.4%
Shares of common stock outstanding	118,268,759	3,874,485	45.4%
Total Equity and Noncontrolling Interests in the Operating Partnership		$3,912,178	45.8%
Total Market Capitalization		$8,542,327	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at March 31, 2025: $24.2 million of unamortized deferred financing costs for the the unsecured term loan facility, unsecured senior notes, and secured debt and $8.1 million of unamortized discounts for the unsecured senior notes.
(2)    As of March 31, 2025, there was no outstanding balance on the unsecured revolving credit facility.
(3)    The maturity date may be extended by two 12-month periods, at the Operating Partnership’s option.
(4)    Green bond.
(5)    Value based on closing price per share of our common stock of $32.76 as of March 31, 2025.
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
•Proceeds from additional secured or unsecured debt financings; and
•Proceeds from equity or preferred equity securities.

Liquidity Uses

•Property operating and corporate expenses;
•Capital expenditures, tenant improvements, and leasing costs;
•Development and redevelopment costs;
•Operating property or undeveloped land acquisitions;
•Debt service and principal payments, including debt maturities, debt repurchases, and redemptions;
•Distributions to common security holders; and
•Repurchases and redemptions of outstanding common stock of the Company.

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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of March 31, 2025 and December 31, 2024:

	Unsecured Revolving Credit Facility
	March 31, 2025	December 31, 2024
	(in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.61%	5.69%
Facility fee-annual rate (3)	0.250%
Unamortized deferred financing costs (3)	$11,806	$12,692
Maturity date (4)	July 31, 2028
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of March 31, 2025 and December 31, 2024. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of March 31, 2025 and December 31, 2024. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024. These costs are included in prepaid expenses and other assets, net on our consolidated balance sheets, and remained to be amortized through the maturity date of our unsecured revolving credit facility.
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

The following table summarizes the balance and terms of our 2024 Term Loan Facility as of March 31, 2025:

	2024 Term Loan Facility
	March 31, 2025	December 31, 2024
	(in thousands)
Outstanding borrowings	$200,000	$200,000
Remaining borrowing capacity	—	—
Total borrowing capacity (1)	$200,000	$200,000
Interest rate (2)	5.62%	5.70%
Unamortized deferred financing costs (3)	$824	$1,229
Maturity date (4)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of March 31, 2025 and December 31, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of March 31, 2025 and December 31, 2024.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024, and remained to be amortized through the maturity date of the 2024 Term Loan Facility.
(4)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

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

At-The-Market Stock Offering Program

Under our at-the-market stock offering program (the “2024 ATM”), we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at March 31, 2025. Since commencement of our current at-the-market program, we have not completed any sales of common stock.

Liquidity Uses

Contractual Obligations

Refer to our 2024 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the three months ended March 31, 2025.

Other Liquidity Uses

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

Development

We believe we may spend between $50.0 million to $150.0 million on development projects throughout the remainder of 2025. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts, or on the timelines currently contemplated, or at all.

Potential Future Acquisitions

As discussed in the section “—Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add, and strategic operating properties, and land, dependent on market conditions and business cycles, among other factors. We focus on growth opportunities primarily in markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, entertainment, and professional services. We expect that any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures, or through the assumption of existing debt, although there can be no assurance in this regard.

We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Debt Maturities

Our next debt maturities include the $200.0 million term loan facility in October 2025 (before the exercise of the two 12-month extension options) and the $400.0 million unsecured senior notes. We believe our conservative leverage, staggered debt maturities, and our unsecured revolving credit facility provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. We may, however, repurchase certain of our unsecured senior notes from time to time prior to maturity (depending on prevailing market conditions, our liquidity, contractual restrictions, and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers or otherwise.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of March 31, 2025 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2025 (1)	$200,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2028 (2)	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2032 (2)	425,000
Unsecured Senior Notes due 2033 (2)	450,000
Unsecured Senior Notes due 2036	400,000
Secured Debt	605,149
Total Unsecured and Secured Debt (3)	4,630,149
Less: Unamortized Net Discounts and Deferred Financing Costs (4)	(32,307)
Total Debt, Net	$4,597,842
________________________
(1)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s option.
(2)Green bond.
(3)As of March 31, 2025, there was no outstanding balance on the unsecured revolving credit facility.
(4)Includes $24.2 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $8.1 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of March 31, 2025 and December 31, 2024 was as follows:

	Percentage of Total Debt (1)(2)		Weighted Average Interest Rate (1)(2)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Secured vs. unsecured:
Unsecured	86.9%	86.9%	4.0%	4.0%
Secured	13.1%	13.1%	5.1%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	4.3%	4.3%	5.6%	5.7%
Fixed-rate (3)	95.7%	95.7%	4.1%	4.1%
Stated rate			4.2%	4.2%
Effective rate (3)			4.5%	4.5%
________________________
(1)    As of the end of the period presented.
(2)    As of March 31, 2025 and December 31, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Includes the amortization of deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt, as well as the unused facility fee on the unsecured revolving credit facility, and the amortization of discounts for the unsecured senior notes.

Share Repurchases

Under our current share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. Since commencement of our current share repurchase program, we have not completed any common stock repurchases.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, the unsecured term loan facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macro economy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for office properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events, and other factors (refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024 for additional information). These events could result in the following:

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

Debt Covenants

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. The Operating Partnership was in compliance with all of its debt covenants as of March 31, 2025. Our current expectation is that the Operating Partnership will continue to meet the requirements of its debt covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is as follows:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$136,921	$167,869	$(30,948)	(18.4)%
Net cash (used in) provided by investing activities	(76,660)	76,849	(153,509)	(199.8)%
Net cash (used in) provided by financing activities	(79,240)	100,126	(179,366)	(179.1)%
Net (decrease) increase in cash and cash equivalents	$(18,979)	$344,844	$(363,823)	(105.5)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. See additional information under the caption “—Results of Operations.” Our net cash provided by operating activities decreased by $30.9 million, or 18.4%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the timing of annual insurance premium payments, as well as a decrease in interest accruals during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to the repayment of unsecured senior notes in the fourth quarter of 2024.

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the three months ended March 31, 2025, we had net cash used in investing activities of $76.7 million as compared to net cash provided by investing activities of $76.8 million during the three months ended March 31, 2024, primarily due to the maturity of certificates of deposit during the three months ended March 31, 2024.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. During the three months ended March 31, 2025, we had net cash used in financing activities of $79.2 million as compared to net cash provided by financing activities of $100.1 million during the three months ended March 31, 2024, primarily due to the issuance of the $400.0 million 6.250% unsecured senior notes due 2036, offset by the $200.0 million repayment of the 2022 Term Loan Facility during the three months ended March 31, 2024. We did not complete any capital raising activities during the three months ended March 31, 2025.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies and estimates during the period covered by this report.

Non-GAAP Supplemental Financial Measure: Funds From Operations (“FFO”)

We calculate FFO available to common stockholders and common unitholders in accordance with the 2018 Restated White Paper on FFO approved by the Board of Governors of Nareit. The White Paper defines FFO as net income or loss (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity. The reconciling items include amounts to adjust earnings from consolidated partially-owned entities and equity in earnings of unconsolidated affiliates to FFO. Our calculation of FFO includes the amortization of deferred revenue related to tenant-funded tenant improvements and excludes the depreciation of the related tenant improvement assets. We also add back net income attributable to noncontrolling common units of the Operating Partnership because we report FFO attributable to common stockholders and common unitholders.

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

The following table presents our FFO for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income available to common stockholders	$39,008	$49,920
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	375	502
Net income attributable to noncontrolling interests in consolidated property partnerships	4,298	5,278
Depreciation and amortization of real estate assets	85,735	86,460
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(7,106)	(8,437)
Funds From Operations (1) (2)	$122,310	$133,723
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders, and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.7 million and $6.5 million for the three months ended March 31, 2025 and 2024, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2025, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2025, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The table below reflects our purchases of common stock during each of the three months in the three-month period ended March 31, 2025.

Period	Total Number of Shares of Stock Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	54,551	$37.07	—	—
February 1, 2025 - February 28, 2025	101,165	37.14	—	—
March 1, 2025 - March 31, 2025	—	—	—	—
Total	155,716	$37.12	—	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

(a).None
(b).None
(c).During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2025.

KILROY REALTY CORPORATION

By:	/s/ Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey R. Kuehling
Jeffrey R. Kuehling Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2025.

KILROY REALTY, L.P.

BY: KILROY REALTY CORPORATION
Its general partner

By:	/s/ Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey R. Kuehling
Jeffrey R. Kuehling Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Merryl E. Werber
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)