Form 10-Q
period 2025-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2025-07-29
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of July 25, 2025, 118,294,328 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2025 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2025, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
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
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,627,754	$1,750,820
Buildings and improvements	8,427,405	8,598,751
Undeveloped land and construction in progress	2,364,938	2,309,624
Total real estate assets held for investment	12,420,097	12,659,195
Accumulated depreciation and amortization	(2,877,165)	(2,824,616)
Total real estate assets held for investment, net	9,542,932	9,834,579
REAL ESTATE AND OTHER ASSETS HELD FOR SALE, NET (Note 2)	255,795	—
CASH AND CASH EQUIVALENTS (Note 13)	193,129	165,690
MARKETABLE SECURITIES (Note 10)	31,629	27,965
CURRENT RECEIVABLES, NET	11,718	11,033
DEFERRED RENT RECEIVABLES, NET	436,964	451,996
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	208,266	225,937
RIGHT OF USE GROUND LEASE ASSETS	128,674	129,222
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 3)	58,725	51,935
TOTAL ASSETS	$10,867,832	$10,898,357
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 4 and 10)	$595,212	$598,199
Unsecured debt, net (Notes 4 and 10)	4,002,507	3,999,566
Accounts payable, accrued expenses, and other liabilities	273,600	285,011
Ground lease liabilities	128,030	128,422
Accrued dividends and distributions	64,985	64,850
Deferred revenue and acquisition-related intangible liabilities, net	131,606	142,437
Rents received in advance and tenant security deposits	73,561	71,003
Liabilities related to real estate assets held for sale (Note 2)	4,887	—
Total liabilities	5,274,388	5,289,488
COMMITMENTS AND CONTINGENCIES (Note 9)
EQUITY:
Stockholders’ Equity (Note 5):
Common stock, $.01 par value, 280,000,000 shares authorized, 118,294,328 and 118,046,674 shares issued and outstanding	1,183	1,181
Additional paid-in capital	5,216,320	5,209,653
Retained earnings	148,952	171,212
Total stockholders’ equity	5,366,455	5,382,046
Noncontrolling Interests (Notes 1 and 6):
Common units of the Operating Partnership	52,192	52,472
Noncontrolling interests in consolidated property partnerships	174,797	174,351
Total noncontrolling interests	226,989	226,823
Total equity	5,593,444	5,608,869
TOTAL LIABILITIES AND EQUITY	$10,867,832	$10,898,357

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Rental income (Note 8)	$285,071	$275,919	$551,315	$550,809
Other property income	4,821	4,812	9,421	8,503
Total revenues	289,892	280,731	560,736	559,312
EXPENSES
Property expenses	58,575	59,279	117,289	116,599
Real estate taxes	26,765	29,009	55,130	58,248
Ground leases	3,019	2,996	6,039	5,748
General and administrative expenses (Note 7)	18,475	18,824	35,376	36,116
Leasing costs	2,277	2,119	5,150	4,398
Depreciation and amortization	87,625	87,151	174,744	175,182
Total expenses	196,736	199,378	393,728	396,291
OTHER INCOME (EXPENSES)
Interest income	512	10,084	1,646	23,274
Interest expense (Note 4)	(30,844)	(36,763)	(61,992)	(75,634)
Other income (expense) (Note 1)	190	(127)	33	(414)
Gain on sale of depreciable operating property (Note 2)	16,554	—	16,554	—
Total other expenses	(13,588)	(26,806)	(43,759)	(52,774)
NET INCOME	79,568	54,547	123,249	110,247
Net income attributable to noncontrolling common units of the Operating Partnership	(663)	(458)	(1,038)	(960)
Net income attributable to noncontrolling interests in consolidated property partnerships	(10,456)	(4,878)	(14,754)	(10,156)
Total income attributable to noncontrolling interests	(11,119)	(5,336)	(15,792)	(11,116)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$68,449	$49,211	$107,457	$99,131
Net income available to common stockholders per share – basic (Note 11)	$0.58	$0.41	$0.91	$0.83
Net income available to common stockholders per share – diluted (Note 11)	$0.57	$0.41	$0.90	$0.83
Weighted average shares of common stock outstanding – basic (Note 11)	118,285,328	117,375,262	118,240,208	117,356,464
Weighted average shares of common stock outstanding – diluted (Note 11)	118,683,337	117,663,190	118,673,935	117,810,298

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2024	118,046,674	$1,181	$5,209,653	$171,212	$5,382,046	$226,823	$5,608,869
Net income				39,008	39,008	4,673	43,681
Issuance of share-based compensation awards			1,476		1,476		1,476
Non-cash amortization of share-based compensation (Note 7)			5,176		5,176		5,176
Settlement of restricted stock units for shares of common stock	377,801	4	(4)		—		—
Repurchase of common stock and restricted stock units	(155,716)	(2)	(6,007)		(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,234)	(7,234)
Adjustment for noncontrolling interest			121		121	(121)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(65,353)	(65,353)	(621)	(65,974)
BALANCE AS OF MARCH 31, 2025	118,268,759	1,183	5,210,415	144,867	5,356,465	223,520	5,579,985
Net income				68,449	68,449	11,119	79,568
Issuance of share-based compensation awards			477		477		477
Non-cash amortization of share-based compensation (Note 7)			5,670		5,670		5,670
Settlement of restricted stock units for shares of common stock	31,774	—	—		—		—
Repurchase of common stock and restricted stock units	(6,205)	—	(197)		(197)		(197)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,074)	(7,074)
Adjustment for noncontrolling interest			(45)		(45)	45	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,364)	(64,364)	(621)	(64,985)
BALANCE AS OF JUNE 30, 2025	118,294,328	$1,183	$5,216,320	$148,952	$5,366,455	$226,989	$5,593,444

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2023	117,239,558	$1,173	$5,205,839	$221,149	$5,428,161	$231,532	$5,659,693
Net income				49,920	49,920	5,780	55,700
Issuance of share-based compensation awards			4,017		4,017		4,017
Non-cash amortization of share-based compensation			4,727		4,727		4,727
Settlement of restricted stock units for shares of common stock	217,496	2	(2)		—		—
Repurchase of common stock and restricted stock units	(90,649)	(1)	(5,897)		(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,898)	(6,898)
Adjustment for noncontrolling interest			69		69	(69)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(67,989)	(67,989)	(621)	(68,610)
BALANCE AS OF MARCH 31, 2024	117,366,405	1,174	5,208,753	203,080	5,413,007	229,724	5,642,731
Net income				49,211	49,211	5,336	54,547
Issuance of share-based compensation awards			1,085		1,085		1,085
Non-cash amortization of share-based compensation			6,942		6,942		6,942
Settlement of restricted stock units for shares of common stock	19,395	—	—		—		—
Repurchase of common stock and restricted stock units	(569)	—	(20)		(20)		(20)
Distributions to noncontrolling interests in consolidated property partnerships					—	(5,911)	(5,911)
Adjustment for noncontrolling interest			(61)		(61)	61	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,495)	(64,495)	(621)	(65,116)
BALANCE AS OF JUNE 30, 2024	117,385,231	$1,174	$5,216,699	$187,796	$5,405,669	$228,589	$5,634,258

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,249	$110,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	171,978	172,049
Depreciation of non-real estate furniture, fixtures, and equipment	2,766	3,133
Revenues deemed uncollectible	820	3,889
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(7,458)	(9,327)
Straight-line rents, net	7,967	(2,755)
Non-cash amortization of net below market rents	(1,691)	(1,790)
Non-cash amortization of deferred financing costs and debt discounts	2,397	3,317
Non-cash amortization of share-based compensation awards	8,509	8,691
Amortization of right of use ground lease assets	548	528
Gain on sale of depreciable operating property	(16,554)	—
Net change in other operating assets	(15,347)	(13,097)
Net change in other operating liabilities	3,483	(18,323)
Net cash provided by operating activities	280,667	256,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(81,743)	(180,571)
Expenditures for operating properties and other capital assets	(46,621)	(35,195)
Net proceeds received from dispositions (Note 2)	28,021	—
Maturity of certificates of deposit	—	256,581
Net cash (used in) provided by investing activities	(100,343)	40,815
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests in consolidated property partnerships	(14,324)	(12,825)
Dividends and distributions paid to common stockholders and common unitholders	(128,855)	(127,930)
Repurchase of common stock and restricted stock units	(6,206)	(5,918)
Financing costs	(407)	(17,517)
Principal payments and repayments of secured debt	(3,093)	(2,973)
Proceeds from the issuance of unsecured debt	—	395,516
Repayments of unsecured debt	—	(200,000)
Net cash (used in) provided by financing activities	(152,885)	28,353
Net increase in cash and cash equivalents and restricted cash	27,439	325,730
Cash and cash equivalents and restricted cash, beginning of period	165,690	510,163
Cash and cash equivalents and restricted cash, end of period	$193,129	$835,893

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	June 30, 2025	December 31, 2024
ASSETS
REAL ESTATE ASSETS:
Land and improvements	$1,627,754	$1,750,820
Buildings and improvements	8,427,405	8,598,751
Undeveloped land and construction in progress	2,364,938	2,309,624
Total real estate assets held for investment	12,420,097	12,659,195
Accumulated depreciation and amortization	(2,877,165)	(2,824,616)
Total real estate assets held for investment, net	9,542,932	9,834,579
REAL ESTATE AND OTHER ASSETS HELD FOR SALE, NET (Note 2)	255,795	—
CASH AND CASH EQUIVALENTS (Note 14)	193,129	165,690
MARKETABLE SECURITIES (Note 10)	31,629	27,965
CURRENT RECEIVABLES, NET	11,718	11,033
DEFERRED RENT RECEIVABLES, NET	436,964	451,996
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET	208,266	225,937
RIGHT OF USE GROUND LEASE ASSETS	128,674	129,222
PREPAID EXPENSES AND OTHER ASSETS, NET (Note 3)	58,725	51,935
TOTAL ASSETS	$10,867,832	$10,898,357
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 4 and 10)	$595,212	$598,199
Unsecured debt, net (Notes 4 and 10)	4,002,507	3,999,566
Accounts payable, accrued expenses, and other liabilities	273,600	285,011
Ground lease liabilities	128,030	128,422
Accrued distributions	64,985	64,850
Deferred revenue and acquisition-related intangible liabilities, net	131,606	142,437
Rents received in advance and tenant security deposits	73,561	71,003
Liabilities related to real estate assets held for sale (Note 2)	4,887	—
Total liabilities	5,274,388	5,289,488
COMMITMENTS AND CONTINGENCIES (Note 9)
CAPITAL:
Partner's Capital - Common units, 118,294,328 and 118,046,674 held by the general partner and 1,150,574 held by common limited partners issued and outstanding	5,418,647	5,434,518
Noncontrolling interests in consolidated property partnerships (Note 1)	174,797	174,351
Total capital	5,593,444	5,608,869
TOTAL LIABILITIES AND CAPITAL	$10,867,832	$10,898,357

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Rental income (Note 8)	$285,071	$275,919	$551,315	$550,809
Other property income	4,821	4,812	9,421	8,503
Total revenues	289,892	280,731	560,736	559,312
EXPENSES
Property expenses	58,575	59,279	117,289	116,599
Real estate taxes	26,765	29,009	55,130	58,248
Ground leases	3,019	2,996	6,039	5,748
General and administrative expenses (Note 7)	18,475	18,824	35,376	36,116
Leasing costs	2,277	2,119	5,150	4,398
Depreciation and amortization	87,625	87,151	174,744	175,182
Total expenses	196,736	199,378	393,728	396,291
OTHER INCOME (EXPENSES)
Interest income	512	10,084	1,646	23,274
Interest expense (Note 4)	(30,844)	(36,763)	(61,992)	(75,634)
Other income (expense) (Note 1)	190	(127)	33	(414)
Gain on sale of depreciable operating property (Note 2)	16,554	—	16,554	—
Total other expenses	(13,588)	(26,806)	(43,759)	(52,774)
NET INCOME	79,568	54,547	123,249	110,247
Net income attributable to noncontrolling interests in consolidated property partnerships	(10,456)	(4,878)	(14,754)	(10,156)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$69,112	$49,669	$108,495	$100,091
Net income available to common unitholders per unit – basic (Note 12)	$0.58	$0.41	$0.91	$0.83
Net income available to common unitholders per unit – diluted (Note 12)	$0.57	$0.41	$0.90	$0.83
Weighted average common units outstanding – basic (Note 12)	119,435,902	118,525,836	119,390,782	118,507,038
Weighted average common units outstanding – diluted (Note 12)	119,833,911	118,813,764	119,824,509	118,960,872

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2024	119,197,248	$5,434,518	$174,351	$5,608,869
Net income		39,383	4,298	43,681
Issuance of share-based compensation awards		1,476		1,476
Non-cash amortization of share-based compensation (Note 7)		5,176		5,176
Settlement of restricted stock units	377,801	—		—
Repurchase of common units and restricted stock units	(155,716)	(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships			(7,234)	(7,234)
Distributions declared per common unit ($0.54 per unit)		(65,974)		(65,974)
BALANCE AS OF MARCH 31, 2025	119,419,333	5,408,570	171,415	5,579,985
Net income		69,112	10,456	79,568
Issuance of share-based compensation awards		477		477
Non-cash amortization of share-based compensation (Note 7)		5,670		5,670
Settlement of restricted stock units	31,774	—		—
Repurchase of common units and restricted stock units	(6,205)	(197)		(197)
Contributions from noncontrolling interests in consolidated property partnerships				—
Distributions to noncontrolling interests in consolidated property partnerships			(7,074)	(7,074)
Distributions declared per common unit ($0.54 per unit)		(64,985)		(64,985)
BALANCE AS OF JUNE 30, 2025	119,444,902	$5,418,647	$174,797	$5,593,444

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships	Total Capital
	Number of Common Units	Common Units
BALANCE AS OF DECEMBER 31, 2023	118,390,132	$5,481,436	$178,257	$5,659,693
Net income		50,422	5,278	55,700
Issuance of share-based compensation awards		4,017		4,017
Non-cash amortization of share-based compensation		4,727		4,727
Settlement of restricted stock units	217,496	—		—
Repurchase of common units and restricted stock units	(90,649)	(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships			(6,898)	(6,898)
Distributions declared per common unit ($0.54 per unit)		(68,610)		(68,610)
BALANCE AS OF MARCH 31, 2024	118,516,979	5,466,094	176,637	5,642,731
Net income		49,669	4,878	54,547
Issuance of share-based compensation awards		1,085		1,085
Non-cash amortization of share-based compensation		6,942		6,942
Settlement of restricted stock units	19,395	—		—
Repurchase of common units and restricted stock units	(569)	(20)		(20)
Distributions to noncontrolling interests in consolidated property partnerships			(5,911)	(5,911)
Distributions declared per common unit ($0.54 per unit)		(65,116)		(65,116)
BALANCE AS OF JUNE 30, 2024	118,535,805	$5,458,654	$175,604	$5,634,258

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,249	$110,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	171,978	172,049
Depreciation of non-real estate furniture, fixtures, and equipment	2,766	3,133
Revenues deemed uncollectible	820	3,889
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(7,458)	(9,327)
Straight-line rents, net	7,967	(2,755)
Non-cash amortization of net below market rents	(1,691)	(1,790)
Non-cash amortization of deferred financing costs and debt discounts	2,397	3,317
Non-cash amortization of share-based compensation awards	8,509	8,691
Amortization of right of use ground lease assets	548	528
Gain on sale of depreciable operating property	(16,554)	—
Net change in other operating assets	(15,347)	(13,097)
Net change in other operating liabilities	3,483	(18,323)
Net cash provided by operating activities	280,667	256,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(81,743)	(180,571)
Expenditures for operating properties and other capital assets	(46,621)	(35,195)
Net proceeds received from dispositions (Note 2)	28,021	—
Maturity of certificates of deposit	—	256,581
Net cash (used in) provided by investing activities	(100,343)	40,815
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests in consolidated property partnerships	(14,324)	(12,825)
Distributions paid to common unitholders	(128,855)	(127,930)
Repurchase of common units and restricted stock units	(6,206)	(5,918)
Financing costs	(407)	(17,517)
Principal payments and repayments of secured debt	(3,093)	(2,973)
Proceeds from the issuance of unsecured debt	—	395,516
Repayments of unsecured debt	—	(200,000)
Net cash (used in) provided by financing activities	(152,885)	28,353
Net increase in cash and cash equivalents and restricted cash	27,439	325,730
Cash and cash equivalents and restricted cash, beginning of period	165,690	510,163
Cash and cash equivalents and restricted cash, end of period	$193,129	$835,893

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership, and Basis of Presentation

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science, and mixed-use property types in the United States. The Company’s approach to modern business environments is designed to drive creativity and productivity for some of the world’s leading technology, entertainment, life science, and business services companies and we have been consistently recognized for our leadership in sustainability and building operations. The Company owns, develops, acquires, and manages real estate assets, consisting primarily of premier properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin, which are markets it believes have strategic advantages and strong barriers to entry. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

Our stabilized portfolio of operating properties was comprised of the following properties at June 30, 2025:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office Properties (2)	118	16,395,491	440	80.8%
________________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2025 Average Occupancy
Stabilized Residential Properties	3	1,001	94.5%

As of June 30, 2025, the following properties were excluded from our stabilized portfolio:

	Number of Properties / Projects	Actual / Estimated Rentable Square Feet (1)
Properties held for sale (2)	1	663,460
In-process development projects - tenant improvement	1	875,000
In-process redevelopment projects - tenant improvement	2	100,000
________________________
(1)For the property classified as held for sale, represents actual rentable square feet and consists of four buildings. For the in-process development and redevelopment projects in the tenant improvement phase, represents estimated rentable square feet upon completion.
(2)See Note 2 “Dispositions and Real Estate Held for Sale” for additional information.

Our stabilized portfolio also excludes our future development pipeline, which, as of June 30, 2025, was comprised of eight potential future development sites, representing approximately 64 gross acres of undeveloped land.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2025, all of our properties and development and redevelopment projects, and all of our business was conducted in the state of California, with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project located in Austin, Texas. All of our properties, and development and redevelopment projects are 100% owned, excluding the following four office properties owned by the following three consolidated property partnerships:

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

As of June 30, 2025, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of June 30, 2025 was owned by non-affiliated investors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Commencing January 1, 2025, the Company began presenting a new line item, Other income (expense), which includes tax expenses, acquisition and disposition expenses, and income or expenses related to environmental and sustainability initiatives, which were previously included in General and administrative expenses. Historical amounts for General and administrative expenses and Other income (expense) have been revised to conform with the current period presentation.

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary, as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At June 30, 2025, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At June 30, 2025, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of June 30, 2025, the two VIEs’ total assets,

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

liabilities, and noncontrolling interests included on our consolidated balance sheet were approximately $403.1 million (of which $326.5 million related to real estate held for investment), approximately $17.7 million, and approximately $169.9 million, respectively. Revenues, income, and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Dispositions and Real Estate Held for Sale

Operating Property Dispositions

The following table summarizes the one operating property sold during the six months ended June 30, 2025:

Property	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions) (1)
501 Santa Monica Boulevard	June	1	78,509	$40.0

___________________________
(1)Represents gross sales price before the impact of broker commissions, closing costs, and purchase price credits.

The total gain on the sale of the operating property sold during the six months ended June 30, 2025 was $16.6 million.

Real Estate Assets Held for Sale

During the three months ended June 30, 2025, we classified a four-building office property in Silicon Valley as Held for Sale. The property totals 663,460 square feet and is expected to close late in the third quarter for a gross sales price of $365.0 million.

The major classes of assets and liabilities of the property classified as held for sale as of June 30, 2025 were as follows:

Real estate and other assets held for sale, net	(in thousands)
Land and improvements	$118,514
Buildings and improvements	194,357
Total real estate held for sale	312,871
Accumulated depreciation and amortization	(72,526)
Total real estate held for sale, net	240,345
Current receivables, net	36
Deferred rent receivables, net	6,525
Deferred leasing costs and acquisition-related intangibles, net	7,782
Prepaid expenses and other assets, net	1,107
Total real estate and other assets held for sale, net	$255,795

Liabilities related to real estate assets held for sale
Accounts payable, accrued expenses, and other liabilities	$591
Deferred revenue and acquisition-related intangible liabilities, net	1,091
Rents received in advance and tenant security deposits	3,205
Total liabilities related to real estate assets held for sale	$4,887

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$25,300	$26,316
Prepaid expenses, net	18,369	8,470
Deferred financing costs, net (1)	10,921	12,692
Other assets	4,135	4,457
Total prepaid expenses and other assets, net	$58,725	$51,935
________________________
(1)Refer to Note 4 “Secured and Unsecured Debt of the Operating Partnership” for a discussion of the deferred financing costs for the unsecured revolving credit facility.

4.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations, including the unsecured revolving credit facility, the unsecured term loan facility, and all of the unsecured senior notes.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2025 and December 31, 2024:

	Unsecured Revolving Credit Facility
	June 30, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.65%	5.69%
Facility fee-annual rate (3)	0.250%
Unamortized deferred financing costs (3)	$10,921	$12,692
Maturity date (4)	July 31, 2028
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of June 30, 2025 and December 31, 2024. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of June 30, 2025 and December 31, 2024. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024. These costs are included in Prepaid expenses and other assets, net on our consolidated balance sheets, which remain to be amortized through the maturity date of our unsecured revolving credit facility.
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balance and terms of our 2024 Term Loan Facility as of June 30, 2025:

	2024 Term Loan Facility
	June 30, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings (1)	$200,000	$200,000
Interest rate (2)	5.62%	5.70%
Unamortized deferred financing costs (3)	$419	$1,229
Maturity date (4)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of June 30, 2025 and December 31, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of June 30, 2025 and December 31, 2024.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024, which remain to be amortized through the maturity date of the 2024 Term Loan Facility.
(4)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our financial covenants as of June 30, 2025.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of June 30, 2025:

Year	(in thousands)
Remaining 2025	$603,153
2026	401,317
2027	249,125
2028	400,000
2029	475,000
2030	500,000
Thereafter	2,000,000
Total aggregate principal value	4,628,595
Less: unamortized net discounts and deferred financing costs (1)	(30,876)
Total debt, net	$4,597,719
________________________
(1)Includes $23.1 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt, and $7.7 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in Prepaid expenses and other assets, net on our consolidated balance sheets.

Capitalized Interest

The following table sets forth gross interest expense and capitalized interest for the three and six months ended June 30, 2025 and 2024. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress currently under construction.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Gross interest expense	$52,177	$57,278	$103,873	$115,956
Capitalized interest	(21,333)	(20,515)	(41,881)	(40,322)
Interest expense	$30,844	$36,763	$61,992	$75,634

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market (“ATM”) stock offering program (the “2024 ATM Program”), which commenced in March 2024, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at June 30, 2025. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

Share Repurchase Program

Under our current share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. Since commencement of the Share Repurchase Program, we have not completed any common stock repurchases.

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of June 30, 2025 and December 31, 2024. The remaining approximate 1.0% common limited partnership interest as of June 30, 2025 and December 31, 2024 was owned by non-affiliated investors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors as of June 30, 2025 and December 31, 2024.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $40.1 million and $46.8 million as of June 30, 2025 and December 31, 2024, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Share-Based Compensation

Share-Based Incentive Compensation Plan

As of June 30, 2025, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Plan. As of June 30, 2025, approximately 1.9 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed, and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

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

Compensation expense for the 2025 Performance-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period. During the three and six months ended June 30, 2025, we recognized $0.8 million and $1.2 million of compensation expense, respectively, for the 2025 Performance-Based RSUs assuming the 2025 FFO Performance Condition is met at 100% of target level of achievement and the 2025 Net Debt to EBITDAre Ratio Performance Condition is met at 100% of the target level of achievement. In the event we achieve a lower level of performance or fail to meet the FFO Performance Condition, we would reverse a portion or all of the $0.8 million and $1.2 million of compensation expense.

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

The fair value of the 2025 Performance-Based RSU grant as of the valuation date noted above, based on a target level of achievement, was $11.2 million. For the three and six months ended June 30, 2025, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

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

Compensation cost for the 2024 Performance-Based RSUs for the three and six months ended June 30, 2025 assumes the 2024 Net Debt to EBITDA Ratio Performance Condition is met at 158% of the target level of achievement for one participant and 139% for all other participants. Compensation cost for the 2023 Performance-Based RSUs for the three and six months ended June 30, 2025 assumes the 2023 Net Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $5.7 million and $6.9 million for the three months ended June 30, 2025 and 2024, respectively, and $10.8 million and $11.7 million for the six months ended June 30, 2025 and 2024, respectively. Of the total share-based compensation costs, $1.1 million and $2.3 million were capitalized as part of real estate assets for the three and six months ended June 30, 2025, respectively, and $1.6 million and $3.0 million was capitalized as part of real estate assets for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was approximately $33.4 million of total unrecognized compensation cost related to nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of June 30, 2025, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 2.0 years. The remaining compensation cost related to these nonvested RSU awards had been recognized in periods prior to June 30, 2025.

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

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability recoveries or reserves for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fixed lease payments	$236,910	$226,469	$457,925	$456,784
Variable lease payments	48,086	49,456	94,507	97,914
Net collectability recoveries (reserves) (1)	75	(6)	(1,117)	(3,889)
Total rental income	$285,071	$275,919	$551,315	$550,809
_____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2055 and may be subject to scheduled fixed increases and future renewal options. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of June 30, 2025 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2025	$389,469
2026	768,433
2027	746,063
2028	701,989
2029	609,393
2030	527,275
Thereafter	1,117,031
Total (1)	$4,859,653
_____________________
(1)Excludes residential leases, leases at properties classified as held for sale, and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Commitments and Contingencies

Development and Construction Commitments

As of June 30, 2025, we had commitments of approximately $158.0 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development and redevelopment properties.

Environmental Matters and Asset Retirement Obligations

As of June 30, 2025 and December 31, 2024, we had the following accrued environmental remediation liabilities in connection with certain of our in-process and future development projects, and the following asset retirement obligations associated with certain of our stabilized portfolio properties and in-process and future development projects:

	June 30, 2025	December 31, 2024
	(in thousands)
Environmental liabilities	$70,163	$72,003
Asset retirement obligations	$4,440	$4,634

10.    Fair Value Measurements and Disclosures

Assets and Liabilities Reported at Fair Value

The only assets we record at fair value on a recurring basis in our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our Deferred Compensation Plan assets as of June 30, 2025 and December 31, 2024:

	Fair Value (Level 1) (1)
	June 30, 2025	December 31, 2024
Description	(in thousands)
Deferred Compensation Plan assets (2)	$31,629	$27,965
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt, net	$595,212	$581,153	$598,199	$569,061
Unsecured debt, net	$4,002,507	$3,750,933	$3,999,566	$3,681,914
Fair value is calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$68,449	$49,211	$107,457	$99,131
Allocation to participating securities (1)	(228)	(820)	(440)	(1,619)
Numerator for basic and diluted net income available to common stockholders	$68,221	$48,391	$107,017	$97,512
Denominator:
Basic weighted average vested shares outstanding	118,285,328	117,375,262	118,240,208	117,356,464
Effect of dilutive securities	398,009	287,928	433,727	453,834
Diluted weighted average vested shares and common stock equivalents outstanding	118,683,337	117,663,190	118,673,935	117,810,298
Basic earnings per share:
Net income available to common stockholders per share	$0.58	$0.41	$0.91	$0.83
Diluted earnings per share:
Net income available to common stockholders per share	$0.57	$0.41	$0.90	$0.83
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including RSUs, are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2025 and 2024. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2025 and 2024, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the six months ended June 30, 2024, as they were anti-dilutive. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$69,112	$49,669	$108,495	$100,091
Allocation to participating securities (1)	(228)	(820)	(440)	(1,619)
Numerator for basic and diluted net income available to common unitholders	$68,884	$48,849	$108,055	$98,472
Denominator:
Basic weighted average vested units outstanding	119,435,902	118,525,836	119,390,782	118,507,038
Effect of dilutive securities	398,009	287,928	433,727	453,834
Diluted weighted average vested units and common unit equivalents outstanding	119,833,911	118,813,764	119,824,509	118,960,872
Basic earnings per unit:
Net income available to common unitholders per unit	$0.58	$0.41	$0.91	$0.83
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.57	$0.41	$0.90	$0.83
________________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including RSUs, are considered in our diluted earnings per share calculation for the three and six months ended June 30, 2025 and 2024. Certain market measure-based RSUs are not included in dilutive securities for the three and six months ended June 30, 2025 and 2024, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the six months ended June 30, 2024, as they were anti-dilutive. See Note 7 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Supplemental Cash Flows Information of the Company

Supplemental cash flows information as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $39,053 and $38,115 as of June 30, 2025 and 2024, respectively	$58,692	$59,946
Cash paid for amounts included in the measurement of ground lease liabilities	$4,669	$3,525

NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$32,027	$74,624
Tenant improvements funded directly by tenants	$1,652	$857
Remeasurement of ground lease liability and related right of use ground lease asset	$—	$4,782

NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$64,985	$65,118

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$165,690	$510,163
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$165,690	$510,163

Cash and cash equivalents at end of period	$193,129	$835,893
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$193,129	$835,893

14.    Supplemental Cash Flows Information of the Operating Partnership

Supplemental cash flows information as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $39,053 and $38,115 as of June 30, 2025 and 2024, respectively	$58,692	$59,946
Cash paid for amounts included in the measurement of ground lease liabilities	$4,669	$3,525

NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$32,027	$74,624
Tenant improvements funded directly by tenants	$1,652	$857
Remeasurement of ground lease liability and related right of use ground lease asset	$—	$4,782

NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$64,985	$65,118

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$165,690	$510,163
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$165,690	$510,163

Cash and cash equivalents at end of period	$193,129	$835,893
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$193,129	$835,893

15.    Segments

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

The following table presents Net Income for the three and six months June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
REVENUES:
Rental income	$285,071	$275,919	$551,315	$550,809
Other property income	4,821	4,812	9,421	8,503
Total revenues	289,892	280,731	560,736	559,312
EXPENSES:
Property expenses	58,575	59,279	117,289	116,599
Real estate taxes	26,765	29,009	55,130	58,248
Ground leases	3,019	2,996	6,039	5,748
General and administrative expenses	18,475	18,824	35,376	36,116
Leasing costs	2,277	2,119	5,150	4,398
Depreciation and amortization	87,625	87,151	174,744	175,182
Total expenses	196,736	199,378	393,728	396,291
OTHER INCOME (EXPENSES):
Interest income	512	10,084	1,646	23,274
Interest expense	(30,844)	(36,763)	(61,992)	(75,634)
Other income (expense)	190	(127)	33	(414)
Gain on sale of depreciable operating property	16,554	—	16,554	—
Total other expenses	(13,588)	(26,806)	(43,759)	(52,774)
NET INCOME	$79,568	$54,547	$123,249	$110,247

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

Overview and Background

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, develop, acquire, and manage real estate assets, consisting primarily of premier properties in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin, which are markets we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets through the Operating Partnership and conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% common general partnership interest in the Operating Partnership as of June 30, 2025 and December 31, 2024. As of June 30, 2025, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases.

Stabilized Portfolio Information

As of June 30, 2025, our stabilized portfolio was comprised of 118 office, life science, and mixed-use buildings encompassing an aggregate of approximately 16.4 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service.

As of June 30, 2025, the following properties were excluded from our stabilized portfolio:

	Number of Properties / Projects	Actual / Estimated Rentable Square Feet (1)
Properties held for sale (2)	1	663,460
In-process development projects - tenant improvement	1	875,000
In-process redevelopment projects - tenant improvement	2	100,000
________________________
(1)For the property classified as held for sale, represents actual rentable square feet and consists of four buildings. For the in-process development and redevelopment projects in the tenant improvement phase, represents estimated rentable square feet upon completion.
(2)See Note 2 “Dispositions and Real Estate Held for Sale” to our consolidated financial statements included in this report for additional information.

Our stabilized portfolio also excludes our future development pipeline, which, as of June 30, 2025, was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land, on which we believe we could develop more than 6.0 million rentable square feet of office space and approximately 1,750 residential units.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from June 30, 2024 to June 30, 2025:

	Number of Buildings	Rentable Square Feet
Total as of June 30, 2024 (1)	121	17,040,239
Acquisitions	2	103,731
Dispositions and Properties Held for Sale	(5)	(741,969)
Remeasurement	—	(6,510)
Total as of June 30, 2025 (1)	118	16,395,491
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio as of the end of the period presented:

	6/30/2025			3/31/2025
Region	Number of Buildings	Rentable Square Feet	Occupancy	Number of Buildings	Rentable Square Feet	Occupancy

Los Angeles	52	4,261,793	74.4%	53	4,340,302	72.7%
San Diego	26	2,871,241	85.0%	26	2,869,598	87.5%
San Francisco Bay Area	29	5,507,135	84.8%	33	6,170,595	86.8%
Seattle	10	2,996,347	78.5%	10	2,996,347	78.6%
Austin	1	758,975	79.9%	1	758,975	76.4%
Total Stabilized Portfolio	118	16,395,491	80.8%	123	17,135,817	81.4%

The following table sets forth the average occupancy of certain property groups within our stabilized portfolio for the periods presented:

	Average Occupancy
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stabilized Office Portfolio (1)	80.8%	83.8%	81.1%	84.1%
Same Property Portfolio (1)(2)	80.5%	83.2%	80.8%	83.5%
Residential Portfolio (3)	93.8%	92.8%	94.5%	92.9%
________________________
(1)Occupancy percentages reported are calculated as the average of the daily ending occupancy percentages for the period presented. Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Occupancy percentages reported are based on properties owned and stabilized as of January 1, 2024 and still owned and stabilized as of June 30, 2025, and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine property in Hollywood, California and 608 residential units at our One Paseo mixed-use property in Del Mar, California.

Significant Tenants

The following table sets forth information about our 20 largest tenants based upon annualized base rental revenues, as defined below, as of June 30, 2025:

	Tenant Name (1)	Region	Annualized Base Rental Revenue (in thousands) (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue (2)	Percentage of Total Rentable Square Feet	Year(s) of Significant Lease Expiration(s) (3)	Weighted Average Remaining Lease Term (Years)

1	Global technology company	Seattle / San Diego	$44,851	849,826	5.9%	5.2%	2032 - 2033 / 2037	8.1
2	Cruise LLC	San Francisco Bay Area	35,449	374,618	4.7%	2.3%	2031	6.4
3	Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.4%	2.6%	2034	9.0
4	Adobe Systems, Inc.	San Francisco Bay Area / Seattle	27,897	537,799	3.7%	3.3%	2027 / 2031	5.9
5	Salesforce, Inc.	San Francisco Bay Area / Seattle	24,706	472,988	3.3%	2.9%	2029 - 2030 / 2032	4.9
6	Okta, Inc.	San Francisco Bay Area	24,206	293,001	3.2%	1.8%	2028	3.3
7	DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.2%	1.4%	2032	6.6
8	Netflix, Inc.	Los Angeles	21,854	361,388	2.9%	2.2%	2032	7.1
9	Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.4%	1.4%	2033	8.3
10	Box, Inc.	San Francisco Bay Area	16,853	287,680	2.2%	1.8%	2028	3.0
11	Neurocrine Biosciences, Inc. (4)	San Diego	16,365	299,064	2.2%	1.8%	2025 / 2029 / 2031	5.2
12	DIRECTV, LLC (5)	Los Angeles	16,085	532,956	2.1%	3.3%	2026 - 2027	2.2
13	Tandem Diabetes Care, Inc.	San Diego	15,884	181,949	2.1%	1.1%	2035	9.8
14	Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	2.1%	2.1%	2030	5.2
15	Viacom International, Inc.	Los Angeles	13,718	220,330	1.8%	1.3%	2028	3.5
16	Indeed, Inc.	Austin CBD	13,430	330,394	1.8%	2.0%	2034	9.5
17	Sony Interactive Entertainment, LLC	San Francisco Bay Area	13,059	127,760	1.7%	0.8%	2030	4.8
18	Amazon.com	Seattle	12,921	284,307	1.7%	1.7%	2030	4.6
19	Nektar Therapeutics, Inc.	San Francisco Bay Area	12,297	135,974	1.6%	0.8%	2030	4.6
20	Riot Games, Inc. (6)	Los Angeles	12,234	197,676	1.6%	1.2%	2026 / 2031	3.2
	Total		$412,420	6,727,939	54.6%	41.0%		5.9
________________________
(1)Includes subsidiaries of the tenant listed. Excludes tenants at properties classified as held for sale.
(2)Annualized base rental revenue is calculated as the annualized monthly contractual rents from existing tenants, including the impact of straight-lined rent escalations and the amortization of free rent periods and excluding the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Includes 100% of the annualized base rental revenues of consolidated property partnerships.
(3)Significant lease expirations include those greater than 25,000 rentable square feet.
(4)The 2025 lease expiration represents 26,043 rentable square feet that expired on June 30, 2025.
(5)The 2026 lease expiration represents 49,255 rentable square feet that expires on September 30, 2026.
(6)The 2026 lease expiration represents 110,834 rentable square feet that expires on November 30, 2026.

Factors That May Influence Future Results of Operations

Leasing Activity and Changes in Rental Rates

The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three and six months ended June 30, 2025:

Leases Executed (1)(2)

Quarter to Date	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI / LC per Sq. Ft. (3)	TI / LC per Sq. Ft. / Year (3)	Changes in Rents (4)	Changes in Cash Rents (5)
	New	Renewal	New	Renewal	Total
2nd Gen Leasing (6)	17	12	161,845	120,634	282,479	54	$46.69	$10.38	(11.2)%	(15.2)%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (7)	5	—	63,464	—	63,464	139	$147.86	$12.76
Total	22	12	225,309	120,634	345,943

	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI / LC per Sq. Ft. (3)	TI / LC per Sq. Ft. / Year (3)	Changes in Rents (4)	Changes in Cash Rents (5)
Year to Date	New	Renewal	New	Renewal	Total
2nd Gen Leasing (6)	35	26	276,425	208,435	484,860	59	$48.75	$9.91	(13.1)%	(18.5)%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (7)	8	—	105,272	—	105,272	111	$146.57	$15.85
Total	43	26	381,697	208,435	590,132

Retention Rate Calculations (8)	Quarter to Date	Year to Date

Retention Rate	32.5%	25.2%
Retention Rate, including subtenants (9)	35.0%	34.4%
________________________
(1)Includes 100% of consolidated property partnerships. Excludes leases with a lease term of less than one year.
(2)During the three months ended June 30, 2025, 13 new leases totaling 123,963 rentable square feet were signed and commenced. During the six months ended June 30, 2025, 40 new leases totaling 241,827 rentable square feet were signed and commenced.
(3)Includes tenant improvements and third-party leasing commissions. Amounts exclude tenant-funded tenant improvements and indirect leasing costs.
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

Lease Expirations(1)(2)

The following tables set forth certain information regarding our scheduled lease expirations for our stabilized portfolio, excluding our residential properties, for the remainder of 2025 and the next five years and by region for the remainder of 2025 and in 2026:

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

Month-to-Month	20	19,020	N/A	N/A	N/A	N/A

Remainder of 2025 (4)	38	321,100	2.4%	$16,980	2.2%	$52.88
2026 (4)	69	1,303,220	10.0%	60,747	8.1%	46.61
2027 (4)	72	1,004,126	7.7%	39,109	5.1%	38.95
2028	64	1,169,196	8.9%	72,687	9.6%	62.17
2029	52	1,261,850	9.6%	68,648	9.1%	54.40
2030	68	1,690,170	12.9%	99,332	13.1%	58.77
Total	363	6,749,662	51.5%	$357,503	47.2%	$52.97

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Rent per Sq. Ft. (3)

2025 (4)	Los Angeles	23	67,982	0.5%	$2,817	0.4%	$41.44
	San Diego	6	60,485	0.5%	4,042	0.5%	66.82
	San Francisco Bay Area	6	93,381	0.6%	6,332	0.8%	67.81
	Seattle	3	99,252	0.8%	3,789	0.5%	38.17
	Austin	—	—	—%	—	—%	—
	Total	38	321,100	2.4%	$16,980	2.2%	$52.88

2026 (4)	Los Angeles	31	532,611	4.1%	$20,487	2.7%	$38.46
	San Diego	11	158,231	1.2%	8,648	1.1%	54.66
	San Francisco Bay Area	13	316,514	2.4%	20,241	2.8%	63.95
	Seattle	14	295,864	2.3%	11,371	1.5%	38.43
	Austin	—	—	—%	—	—%	—
	Total	69	1,303,220	10.0%	$60,747	8.1%	$46.61
________________________
(1)Represents all in-place leases as of June 30, 2025, except intercompany leases.
(2)Includes 100% of annualized base rent of consolidated property partnerships.
(3)Represents annualized monthly contractual rents from existing tenants, including the impact of straight-lined rent escalations and the amortization of free rent periods and excluding the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross, and triple net. Amounts represent percentage of total portfolio annualized contractual base rental revenue. For additional information on tenant improvement and leasing commission costs incurred by the Company for the current reporting period, please see further discussion under the caption “Leases Executed.”
(4)Adjusting for leases that have been backfilled or renewed by a subtenant as of June 30, 2025 but not yet commenced, the 2025, 2026, and 2027 expirations would be reduced by 90,492, 1,272, and 5,875 square feet, respectively.

In addition to the 3.2 million rentable square feet, or 19.2%, of unoccupied space in our stabilized portfolio as of June 30, 2025, leases representing approximately 12.4% of the occupied square footage of our stabilized portfolio are scheduled to expire during the remainder of 2025 and in 2026. The leases scheduled to expire during the remainder of 2025 and in 2026 represent approximately 1.6 million rentable square feet, or 10.3% of our total annualized base rental revenue. Adjusting for leases that have been backfilled or renewed by a subtenant as of June 30, 2025 but not yet commenced, the remaining 2025, 2026, and 2027 expirations would be 230,608, 1,301,948, and 998,251 square feet, respectively.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot guarantee that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

Sublease Space
Of our occupied space as of June 30, 2025, approximately 2.0 million rentable square feet, or 12.1% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area, in addition to the rentable square feet currently subleased. Of the approximately 2.0 million rentable square feet available for sublease as of June 30, 2025, approximately 18,663 rentable square feet representing one lease is scheduled to expire in 2025 and approximately 117,369 rentable square feet representing two leases are scheduled to expire in 2026.

Capital Recycling Program

We continuously evaluate opportunities for the potential disposition of non-core properties and undeveloped land in our portfolio, or the formation of strategic ventures, with the intent of using the proceeds generated to acquire new operating and development properties, to finance development and redevelopment expenditures, to repay long-term debt, and for other general corporate purposes. We continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add, and strategic operating properties. We historically have focused on markets populated by knowledge and creative-based tenants in a variety of industries, including technology, entertainment, healthcare, life sciences, and business services. As part of our capital recycling strategy, we may attempt to enter into transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”), and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further discussion of our capital recycling activities.

As of June 30, 2025, we had one operating property, comprised of four buildings, classified as held for sale, with an expected sales price of $365.0 million. The sale of this property is expected to close late in the third quarter of 2025. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including, but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions), and our ability to absorb or defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further information.

In connection with our capital recycling strategy, we may have one or more potential acquisitions of properties and/or undeveloped land under consideration that are in varying stages of negotiation and due diligence review, or under contract, at any point in time. However, we cannot guarantee that we will enter into any agreements to acquire properties or undeveloped land, or that the potential acquisitions contemplated by any agreements we may enter into in the future will be completed. In addition, acquisitions are subject to various risks and uncertainties, and we may be unable to complete an acquisition after making a nonrefundable deposit or incurring acquisition-related costs.

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

In-Process Development - Tenant Improvement

As of June 30, 2025, we had one development project in the tenant improvement phase:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco and progressed the property to the tenant improvement phase during the first quarter of 2025. The second phase encompasses approximately 875,000 square feet of office and life science space across three buildings with a total estimated investment of $1.0 billion. We expect this property to be added to the stabilized portfolio upon the completion of the 12-month lease up period which is expected to end in the first quarter of 2026.

In-Process Redevelopment - Tenant Improvement

As of June 30, 2025, we had two redevelopment projects in the tenant improvement phase:

•4690 Executive Drive, University Towne Center, San Diego, California. In March 2022, we began the phased redevelopment of this property and completed base building components and moved the building to the tenant improvement phase during the third quarter of 2024. This project is comprised of approximately 52,000 square feet of life science space with a total estimated investment of $30.0 million, inclusive of the depreciated basis of the building. We expect this property to be added to the stabilized portfolio upon the completion of the 12-month lease up period which is expected to end in the third quarter of 2025. We executed one lease this quarter for one floor of the building, bringing the project to 47% leased.

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

Future Development Pipeline

As of June 30, 2025, our future development pipeline included eight future projects located in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin with an aggregate cost basis of approximately $1.5 billion, at which we believe we could develop more than 6.0 million rentable square feet of office space and approximately 1,750 residential units.

The following table sets forth information about our future development pipeline:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs as of 6/30/2025 ($ in millions) (2)

Los Angeles
1633 26th Street (3)	West Los Angeles	190,000	$15.1
San Diego
Santa Fe Summit (3)(4)	56 Corridor	600,000 - 650,000	116.3
2045 Pacific Highway	Little Italy / Point Loma	275,000	61.1
Kilroy East Village	East Village	1,100 units	68.0
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	243.4
Flower Mart	San Francisco CBD	2,300,000	683.6
Seattle
SIX0	Lake Union / Denny Regrade	925,000 and 650 units	201.4
Austin
Stadium Tower	Stadium District / Domain	493,000	75.8
TOTAL:			$1,464.7
________________________
(1)Project scope, including the estimated developable square feet or number of residential units, could change materially from estimates provided due to one or more of the following: significant changes in the economy, market conditions, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes, or project design.

(2)Represents costs incurred, net of municipal bonds proceeds received related to public infrastructure improvements, including accrued liabilities in accordance with GAAP, as of June 30, 2025.
(3)Subject to a signed agreement and non-refundable deposit as of the date of this filing. Both development sites are anticipated to close upon receipt of entitlements, which is likely to occur in 2026.
(4)Approximately five acres of the 22-acre future development site is under contract.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying cost and internal cost capitalization in future periods. A slowdown in development activities could result in fewer projects qualifying for interest capitalization under GAAP, resulting in higher interest expense. The following table sets forth our capitalized interest and internal overhead cost capitalization in our stabilized portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Capitalized Interest
Average Qualifying Costs	$1,914,978	$1,863,652	$1,890,610	$1,819,653
Capitalized Interest	$21,333	$20,515	$41,881	$40,322

Capitalized Internal Overhead Costs
Development & Redevelopment Projects	$1,840	$3,067	$4,107	$5,942
Capital Improvement Projects	$1,967	$2,267	$4,334	$4,616

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

As of June 30, 2025, there was approximately $33.4 million of total unrecognized compensation costs related to outstanding nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of June 30, 2025, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 2.0 years. The $33.4 million of unrecognized compensation cost does not reflect the future compensation costs for any share-based awards that may be granted subsequent to June 30, 2025. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, market conditions, and other factors. For additional information regarding our equity incentive awards, see Note 7 “Share-Based Compensation” to our consolidated financial statements included in this report.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Property Portfolio – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2024 and still owned and included in the stabilized portfolio as of June 30, 2025, including our three residential properties in Hollywood and Del Mar, California;

•Acquisition Properties – includes the results, from the date of acquisition through the periods presented, for the one property acquired in the third quarter of 2024;

•Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, and expenses for certain of our future development projects; and

•Disposition & Held for Sale Properties – includes the results of one property disposed of in the second quarter of 2025 and one property, comprised of four buildings, classified as held for sale as of June 30, 2025.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of June 30, 2025:

Group	# of Buildings	Rentable Square Feet
Same Property Portfolio	116	16,291,760
Acquisition Properties	2	103,731
Total Stabilized Portfolio	118	16,395,491

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The following table summarizes our Net Operating Income for our total portfolio for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$68,449	$49,211	$19,238	39.1%
Net income attributable to noncontrolling common units of the Operating Partnership	663	458	205	44.8%
Net income attributable to noncontrolling interests in consolidated property partnerships	10,456	4,878	5,578	114.4%
Net income	$79,568	$54,547	$25,021	45.9%
Unallocated expense (income):
Lease termination fees (1)	(10,754)	(1,451)	(9,303)	641.1%
General and administrative expenses	18,475	18,824	(349)	(1.9)%
Leasing costs	2,277	2,119	158	7.5%
Depreciation and amortization	87,625	87,151	474	0.5%
Interest income	(512)	(10,084)	9,572	(94.9)%
Interest expense	30,844	36,763	(5,919)	(16.1)%
Other income (expense)	(190)	127	(317)	(249.6)%
Gain on sale of depreciable operating property	(16,554)	—	(16,554)	(100.0)%
Net Operating Income	$190,779	$187,996	$2,783	1.5%
____________________
(1)Commencing January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition.

The following tables summarize our Net Operating Income for our total portfolio for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025					2024
	Same Property	Develop- ment	Acquisi- tion	Disposition & Held for Sale	Total	Same Property	Develop- ment	Acquisi- tion	Disposition & Held for Sale	Total
	(in thousands)
Operating revenues:
Rental income (1)	$263,060	$109	$1,542	$9,606	$274,317	$262,471	$819	$—	$11,178	$274,468
Other property income	4,576	183	—	62	4,821	4,711	77	—	24	4,812
Total	267,636	292	1,542	9,668	279,138	267,182	896	—	11,202	279,280
Property and related expenses:
Property expenses	56,751	338	280	1,206	58,575	57,672	250	—	1,357	59,279
Real estate taxes	24,677	724	107	1,257	26,765	27,307	456	—	1,246	29,009
Ground leases	3,019	—	—	—	3,019	2,996	—	—	—	2,996
Total	84,447	1,062	387	2,463	88,359	87,975	706	—	2,603	91,284
Net Operating Income	$183,189	$(770)	$1,155	$7,205	$190,779	$179,207	$190	$—	$8,599	$187,996
____________________
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition. The three months ended June 30, 2025 and 2024 excludes $10.8 million and $1.5 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

	Three Months Ended June 30, 2025 as compared to the Three Months Ended June 30, 2024
	Same Property		Development		Acquisition		Disposition & Held for Sale		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income (1)	$589	0.2%	$(710)	(86.7)%	$1,542	100.0%	$(1,572)	(14.1)%	$(151)	(0.1)%
Other property income	(135)	(2.9)%	106	137.7%	—	—%	38	158.3%	9	0.2%
Total	454	0.2%	(604)	(67.4)%	1,542	100.0%	(1,534)	(13.7)%	(142)	(0.1)%
Property and related expenses:
Property expenses	(921)	(1.6)%	88	35.2%	280	100.0%	(151)	(11.1)%	(704)	(1.2)%
Real estate taxes	(2,630)	(9.6)%	268	58.8%	107	100.0%	11	0.9%	(2,244)	(7.7)%
Ground leases	23	0.8%	—	—%	—	—%	—	—%	23	0.8%
Total	(3,528)	(4.0)%	356	50.4%	387	100.0%	(140)	(5.4)%	(2,925)	(3.2)%
Net Operating Income	$3,982	2.2%	$(960)	(505.3)%	$1,155	100.0%	$(1,394)	(16.2)%	$2,783	1.5%
____________________
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. The three months ended June 30, 2025 and 2024 excludes $10.8 million and $1.5 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

Net Operating Income increased $2.8 million, or 1.5%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily resulting from:

•An increase in Net Operating Income of $4.0 million, or 2.2%, attributable to the Same Property portfolio, which was driven by the following activity:

•An increase in total operating revenues of $0.5 million, or 0.2%, primarily due to a(n):

•$5.7 million increase in revenue associated with tenant creditworthiness considerations that resulted in higher non-recurring charges in 2024; and

•$2.2 million increase in restoration fee income in 2025;

Partially offset by:

•$5.7 million decrease in straight-line rent, primarily due to the burn-off of $2.2 million in abated rent, mainly in the San Francisco Bay Area and San Diego regions, and aging leases where cash rent now exceeds GAAP rent on a straight-line basis;

•$1.0 million decrease in revenues from recoverable operating expenses; and

•$0.7 million decrease in net base rent, primarily due to a $5.1 million decrease due to lease expirations, partially offset by a $2.2 million increase from higher rates and a $2.2 million increase in cash rent due to the burn-off of abated rent mentioned above.

•A decrease in property and related expenses of $3.5 million, or 4.0%, primarily due to a(n):

•$2.6 million decrease in real estate taxes, primarily due to a net increase in refunds of $1.2 million received in 2025 and a $1.4 million decrease resulting from lower assessed property values; and

•$0.9 million decrease in property expenses, primarily due to a decrease in insurance premiums.

•An increase in Net Operating Income of $1.2 million, or 100.0%, attributable to the Acquisition Properties.

Partially offset by:

•A decrease in Net Operating Income of $1.4 million, or 16.2%, attributable to the Disposition & Held for Sale Properties.

•A decrease in Net Operating Income of $1.0 million, or 505.3%, attributable to the Development Properties.

Unallocated Expenses and Income

Lease Termination Fees

Lease termination fees increased $9.3 million, or 641.1%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a lease termination fee recognized for one tenant in 2025 in the San Francisco Bay Area region.

General and Administrative Expenses

General and administrative expenses remained generally consistent for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, or 0.5%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to the following:

•An increase of $1.0 million attributable to the Acquisition Properties; and

•An increase of $0.5 million attributable to the Development Properties; partially offset by

•A decrease of $0.3 million attributable to the Same Property Portfolio, primarily due to early lease terminations and fully depreciated assets; and

•A decrease of $0.7 million attributable to the Disposition & Held for Sale Properties.

Interest Income

Interest income decreased $9.6 million, or 94.9%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to carrying lower balances in our interest-bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$52,177	$57,278	$(5,101)	(8.9)%
Capitalized interest	(21,333)	(20,515)	(818)	4.0%
Interest expense	$30,844	$36,763	$(5,919)	(16.1)%

Average Qualifying Costs	$1,914,978	$1,863,652	$51,326	2.8%
Weighted Average Interest and Loan Fee Amortization Rate	4.47%	4.43%		0.04%

Gross interest expense, before the effect of capitalized interest, decreased $5.1 million, or 8.9%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in the average outstanding debt balance for the three months ended June 30, 2025.

Capitalized interest increased $0.8 million, or 4.0%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to an increase in the average aggregate cost basis on in-process development and redevelopment projects and future development pipeline projects during the three months ended June 30, 2025. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $5.6 million, or 114.4%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to lease termination fee income from one tenant in 2025. The amounts reported for the three months ended June 30, 2025 and 2024 are comprised of the share of net income attributable to noncontrolling interests for 100 First LLC, 303 Second LLC, and Redwood LLC. See Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

The following table summarizes our Net Operating Income for our total portfolio for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$107,457	$99,131	$8,326	8.4%
Net income attributable to noncontrolling common units of the Operating Partnership	1,038	960	78	8.1%
Net income attributable to noncontrolling interests in consolidated property partnerships	14,754	10,156	4,598	45.3%
Net income	$123,249	$110,247	$13,002	11.8%
Unallocated expense (income):
Lease termination fees (1)	(11,260)	(3,136)	(8,124)	259.1%
General and administrative expenses	35,376	36,116	(740)	(2.0)%
Leasing costs	5,150	4,398	752	17.1%
Depreciation and amortization	174,744	175,182	(438)	(0.3)%
Interest income	(1,646)	(23,274)	21,628	(92.9)%
Interest expense	61,992	75,634	(13,642)	(18.0)%
Other income (expense)	(33)	414	(447)	(108.0)%
Gain on sale of depreciable operating property	(16,554)	—	(16,554)	100.0%
Net Operating Income	$371,018	$375,581	$(4,563)	(1.2)%
____________________
(1)Commencing January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition.

The following tables summarize our Net Operating Income for our total portfolio for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025					2024
	Same Property	Develop- ment	Acquisi- tion	Disposition & Held for Sale	Total	Same Property	Develop- ment	Acquisi- tion	Disposition & Held for Sale	Total
	(in thousands)
Operating revenues:
Rental income (1)	$517,424	$264	$3,124	$19,243	$540,055	$524,669	$957	$—	$22,047	$547,673
Other property income	8,797	440	—	184	9,421	8,250	188	—	65	8,503
Total	526,221	704	3,124	19,427	549,476	532,919	1,145	—	22,112	556,176
Property and related expenses:
Property expenses	113,645	730	520	2,394	117,289	113,690	528	—	2,381	116,599
Real estate taxes	50,875	1,526	213	2,516	55,130	54,813	942	—	2,493	58,248
Ground leases	6,039	—	—	—	6,039	5,748	—	—	—	5,748
Total	170,559	2,256	733	4,910	178,458	174,251	1,470	—	4,874	180,595
Net Operating Income	$355,662	$(1,552)	$2,391	$14,517	$371,018	$358,668	$(325)	$—	$17,238	$375,581
____________________
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition. The six months ended June 30, 2025 and 2024 excludes $11.3 million and $3.1 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

	Six Months Ended June 30, 2025 as compared to the Six Months Ended June 30, 2024
	Same Property		Development		Acquisition		Disposition & Held for Sale		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income (1)	$(7,245)	(1.4)%	$(693)	(72.4)%	$3,124	100.0%	$(2,804)	(12.7)%	$(7,618)	(1.4)%
Other property income	547	6.6%	252	134.0%	—	—%	119	183.1%	918	10.8%
Total	(6,698)	(1.3)%	(441)	(38.5)%	3,124	100.0%	(2,685)	(12.1)%	(6,700)	(1.2)%
Property and related expenses:
Property expenses	(45)	—%	202	38.3%	520	100.0%	13	0.5%	690	0.6%
Real estate taxes	(3,938)	(7.2)%	584	62.0%	213	100.0%	23	0.9%	(3,118)	(5.4)%
Ground leases	291	5.1%	—	—%	—	—%	—	—%	291	5.1%
Total	(3,692)	(2.1)%	786	53.5%	733	100.0%	36	0.7%	(2,137)	(1.2)%
Net Operating Income	$(3,006)	(0.8)%	$(1,227)	377.5%	$2,391	100.0%	$(2,721)	(15.8)%	$(4,563)	(1.2)%
____________________
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. The six months ended June 30, 2025 and 2024 excludes $11.3 million and $3.1 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

Net Operating Income decreased $4.6 million, or 1.2%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily resulting from:

•A decrease in Net Operating Income of $3.0 million, or 0.8%, attributable to the Same Property portfolio, which was driven by the following activity:

•A decrease in total operating revenues of $6.7 million, or 1.3%, primarily due to a(n):

•$12.1 million decrease in straight-line rent, primarily due to the burn-off of $6.1 million in abated rent, mainly in the San Francisco Bay Area and San Diego regions, and aging leases where cash rent now exceeds GAAP rent on a straight-line basis;

•$2.9 million decrease in revenues from recoverable operating expenses, primarily related to a $1.5 million non-recurring reimbursement in 2024; and

•$1.9 million decrease in amortization of deferred revenue, mainly resulting from tenant move outs;

Partially offset by:

•$7.4 million increase in revenue associated with tenant creditworthiness considerations that resulted in higher non-recurring charges in 2024;

•$1.6 million increase due to increase in restoration fee income in 2025, partially offset by higher settlement fee income in 2024; and

•$1.2 million increase in net base rent, primarily due to a $6.2 million increase from higher rates and the above-mentioned $6.1 million increase in cash rent due to the burn-off of abated rent, partially offset by a net $11.1 million decrease due to lease expirations.

•A decrease in property and related expenses of $3.7 million, or 2.1%, primarily due to a(n):

•$3.9 million decrease in real estate taxes, primarily due to a net increase in refunds of $1.3 million received in 2025 and a $2.8 million decrease resulting from lower assessed property values.

•A decrease in Net Operating Income of $2.7 million, or 15.8%, attributable to the Disposition & Held for Sale Properties.

Partially offset by:

•An increase in Net Operating Income of $2.4 million, or 100.0%, attributable to the Acquisition Properties.

•An increase in Net Operating Income of $1.2 million, or 377.5%, attributable to the Development Properties.

Unallocated Expenses and Income

Lease Termination Fees

Lease termination fees increased $8.1 million, or 259.1%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a lease termination fee recognized for one tenant in 2025 in the San Francisco Bay Area region.

General and Administrative Expenses

General and administrative expenses remained generally consistent for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Leasing Costs

Leasing costs increased $0.8 million, or 17.1%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in leasing overhead during the six months ended June 30, 2025.

Depreciation and Amortization

Depreciation and amortization decreased $0.4 million, or 0.3%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the following:

•A decrease of $2.0 million attributable to the Same Property Portfolio, primarily due to early lease terminations and fully depreciated assets; and

•A decrease of $0.7 million attributable to Disposition & Held for Sale Properties; partially offset by

•An increase of $2.1 million attributable to Acquisition Properties; and

•An increase of $0.2 million attributable to the Development Properties.

Interest Income

Interest income decreased $21.6 million, or 92.9%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to carrying lower balances in our interest-bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$103,873	$115,956	$(12,083)	(10.4)%
Capitalized interest	(41,881)	(40,322)	(1,559)	3.9%
Interest expense	$61,992	$75,634	$(13,642)	(18.0)%

Average Qualifying Costs	$1,890,610	$1,819,653	$70,957	3.9%
Weighted Average Interest and Loan Fee Amortization Rate	4.47%	4.46%		0.01%

Gross interest expense, before the effect of capitalized interest, decreased $12.1 million, or 10.4%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a decrease in the average outstanding debt balance for the six months ended June 30, 2025.

Capitalized interest increased $1.6 million, or 3.9%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in the average aggregate cost basis on in-process development and redevelopment projects and future development pipeline projects during the six months ended June 30, 2025. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $4.6 million, or 45.3%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to lease termination fee income from one tenant in 2025. The amounts reported for the six months ended June 30, 2025 and 2024 are comprised of the share of net income attributable to noncontrolling interests for 100 First LLC, 303 Second LLC, and Redwood LLC. See Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flows from operations, borrowings available under its unsecured revolving credit facility, and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company to make dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the six months ended June 30, 2025 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company is a well-known, seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depositary shares, warrants, and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing, and capital needs. Capital raising could be more challenging under current market conditions as uncertainty related to interest rates, inflation rates, economic outlook, geopolitical events, and other factors have contributed and may continue to contribute to significant volatility and negative pressures in financial markets. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

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

Liquidity Highlights

As of June 30, 2025, we had approximately $193.1 million in cash and cash equivalents and $1.1 billion available under our unsecured revolving credit facility. We believe that our available liquidity makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known, seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds and there can be no assurances that we will successfully obtain such financings.

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

On May 20, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on June 30, 2025 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on June 30, 2025, including those owned by the Company. The total cash quarterly dividends and distributions paid on July 9, 2025 were $64.5 million.

Debt Covenants

The covenants contained within certain of our unsecured debt obligations generally prohibit the Company from paying dividends during an event of default in excess of an amount which results in distributions to us in an amount sufficient to permit us to pay dividends to our stockholders that we reasonably believe are necessary to (i) maintain our qualification as a REIT for federal and state income tax purposes, and (ii) avoid the payment of federal or state income or excise tax.

Capitalization

As of June 30, 2025, our total debt as a percentage of total market capitalization was 53.0%, which was calculated based on the closing price per share of the Company’s common stock of $34.31 on June 30, 2025 as shown in the following table:

	Shares / Units at June 30, 2025	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility due 2025 (3)		$200,000	2.3%
Unsecured Senior Notes Series A & B due 2026		250,000	2.9%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.9%
Unsecured Senior Notes due 2031		350,000	3.9%
Unsecured Senior Notes due 2025		400,000	4.6%
Unsecured Senior Notes due 2028 (4)		400,000	4.6%
Unsecured Senior Notes due 2029		400,000	4.6%
Unsecured Senior Notes due 2030		500,000	5.6%
Unsecured Senior Notes due 2032 (4)		425,000	4.9%
Unsecured Senior Notes due 2033 (4)		450,000	5.2%
Unsecured Senior Notes due 2036		400,000	4.6%
Secured debt		603,595	6.9%
Total debt		$4,628,595	53.0%
Equity and Noncontrolling Interests in the Operating Partnership: (5)
Common limited partnership units outstanding (6)	1,150,574	$39,476	0.5%
Shares of common stock outstanding	118,294,328	4,058,678	46.5%
Total Equity and Noncontrolling Interests in the Operating Partnership		$4,098,154	47.0%
Total Market Capitalization		$8,726,749	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at June 30, 2025: $23.1 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt and $7.7 million of unamortized discounts for the unsecured senior notes.
(2)    As of June 30, 2025, there was no outstanding balance on the unsecured revolving credit facility.
(3)    The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.
(4)    Green bond.
(5)    Value based on closing price per share of our common stock of $34.31, as of June 30, 2025.
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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of June 30, 2025 and December 31, 2024:

	Unsecured Revolving Credit Facility
	June 30, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.65%	5.69%
Facility fee-annual rate (3)	0.250%
Unamortized deferred financing costs (3)	$10,921	$12,692
Maturity date (4)	July 31, 2028
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of June 30, 2025 and December 31, 2024. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of June 30, 2025 and December 31, 2024. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our facility fee is paid on a quarterly basis and is calculated based on the total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024. These costs are included in Prepaid expenses and other assets, net on our consolidated balance sheets, which remain to be amortized through the maturity date of our unsecured revolving credit facility.
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

The following table summarizes the balance and terms of our 2024 Term Loan Facility as of June 30, 2025:

	2024 Term Loan Facility
	June 30, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings (1)	$200,000	$200,000
Interest rate (2)	5.62%	5.70%
Unamortized deferred financing costs (3)	$419	$1,229
Maturity date (4)	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of June 30, 2025 and December 31, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of June 30, 2025 and December 31, 2024.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024, which remain to be amortized through the maturity date of the 2024 Term Loan Facility.
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

In connection with our capital recycling strategy, during the six months ended June 30, 2025, we completed the sale of one operating property to an unaffiliated third party for gross proceeds of $40.0 million. As of June 30, 2025, we had one operating property, comprised of four buildings, classified as held for sale, with an expected gross sales price of $365.0 million. The sale of this property is expected to close late in the third quarter of 2025. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including, but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions), and our ability to absorb or defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

Shelf Registration Statement

The Company is a well-known, seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares, warrants, and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing, and capital needs. Capital raising could be more challenging under current market conditions as uncertainty related to interest rates, inflation rates, economic outlook, geopolitical events, and other factors have contributed and may continue to contribute to significant volatility and negative pressures in financial markets. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program (the “2024 ATM Program”), we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at June 30, 2025. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

Liquidity Uses

Contractual Obligations

Refer to our 2024 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the six months ended June 30, 2025.

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

Potential Future Acquisitions

As discussed in the section “—Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add, and strategic operating properties and land, dependent on market conditions and business cycles, among other factors. We focus on growth opportunities primarily in markets populated by knowledge and creative based tenants in a variety of industries, including technology, entertainment, healthcare, life sciences, and business services. We expect that any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures, or through the assumption of existing debt, although there can be no assurance in this regard.

We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Debt Maturities

Our next debt maturities include the $200.0 million term loan facility and the $400.0 million unsecured senior notes, both of which mature in October 2025 (before the exercise of the two 12-month extension options under the 2024 Term Loan Facility). We believe our conservative leverage, staggered debt maturities, and our unsecured revolving credit facility provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. We may, however, repurchase certain of our unsecured senior notes from time to time prior to maturity (depending on prevailing market conditions, our liquidity, contractual restrictions, and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers, or otherwise.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of June 30, 2025 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2025 (1)	$200,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2025	400,000
Unsecured Senior Notes due 2028 (2)	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2032 (2)	425,000
Unsecured Senior Notes due 2033 (2)	450,000
Unsecured Senior Notes due 2036	400,000
Secured Debt	603,595
Total Unsecured and Secured Debt (3)	4,628,595
Less: Unamortized Net Discounts and Deferred Financing Costs (4)	(30,876)
Total Debt, Net	$4,597,719
________________________
(1)The maturity date may be extended by two 12-month periods, at the Operating Partnership’s election.
(2)Green bond.
(3)As of June 30, 2025, there was no outstanding balance on the unsecured revolving credit facility.
(4)Includes $23.1 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $7.7 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in Prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of June 30, 2025 and December 31, 2024 was as follows:

	Percentage of Total Debt (1)(2)		Weighted Average Interest Rate (1)(2)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Secured vs. unsecured:
Unsecured	87.0%	86.9%	4.0%	4.0%
Secured	13.0%	13.1%	5.1%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	4.3%	4.3%	5.6%	5.7%
Fixed-rate (3)	95.7%	95.7%	4.1%	4.1%
Stated rate			4.2%	4.2%
Effective rate (3)			4.5%	4.5%
________________________
(1)    As of the end of the period presented.
(2)    As of June 30, 2025 and December 31, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Includes the amortization of deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt, as well as the unused facility fee on the unsecured revolving credit facility, and the amortization of discounts for the unsecured senior notes.

Share Repurchases

Under our current share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. Since commencement of the Share Repurchase Program, we have not completed any common stock repurchases.

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

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. The Operating Partnership was in compliance with all of its financial covenants as of June 30, 2025. Our current expectation is that the Operating Partnership will continue to meet the requirements of its financial covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is as follows:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$280,667	$256,562	$24,105	9.4%
Net cash (used in) provided by investing activities	(100,343)	40,815	(141,158)	(345.8)%
Net cash (used in) provided by financing activities	(152,885)	28,353	(181,238)	(639.2)%
Net increase in cash and cash equivalents	$27,439	$325,730	$(298,291)	(91.6)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. See additional information under the caption “—Results of Operations.” Our net cash provided by operating activities increased by $24.1 million, or 9.4%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the timing of receipt and application of prepaid rent, as well as an increase in accrued property taxes during the six months ended June 30, 2025, partially offset by a decrease in interest accruals during the six months ended June 30, 2025 due to the repayment of the senior notes in the fourth quarter of 2024.

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. During the six months ended June 30, 2025, we had net cash used in investing activities of $100.3 million as compared to net cash provided by investing activities of $40.8 million during the six months ended June 30, 2024, primarily due to the maturity of certificates of deposit during the six months ended June 30, 2024, offset by proceeds received from the disposition of an operating property in the six months ended June 30, 2025.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. During the six months ended June 30, 2025, we had net cash used in financing activities of $152.9 million as compared to net cash provided by financing activities of $28.4 million during the six months ended June 30, 2024, primarily due to the issuance of the $400.0 million 6.250% unsecured senior notes due 2036 in 2024, offset by the $200.0 million repayment of the 2022 Term Loan Facility during the six months ended June 30, 2024. We did not complete any capital raising activities during the six months ended June 30, 2025.

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

The following table presents our FFO for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income available to common stockholders	$68,449	$49,211	$107,457	$99,131
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	663	458	1,038	960
Net income attributable to noncontrolling interests in consolidated property partnerships	10,456	4,878	14,754	10,156
Depreciation and amortization of real estate assets	86,243	85,589	171,978	172,049
Gain on sale of depreciable operating property	(16,554)	—	(16,554)	—
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(13,366)	(7,549)	(20,472)	(15,986)
Funds From Operations (1)(2)	$135,891	$132,587	$258,201	$266,310
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders, and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.8 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively, and $7.5 million and $10.9 million for the six months ended June 30, 2025 and 2024, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2025, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of June 30, 2025, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table reflects our purchases of common stock during each of the three months in the three-month period ended June 30, 2025:

Period	Total Number of Shares of Stock Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	6,205	$31.89	—	—
May 1, 2025 - May 31, 2025	—	—	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
Total	6,205	$31.89	—	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

(a).None
(b).None
(c).During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2025.

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
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2025.

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