Form 10-Q
period 2025-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2025-10-28
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 24, 2025, 118,305,702 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2025 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2025, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interests are owned by non-affiliated investors. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions, and refinancings and cause changes in its line of business, capital structure, and distribution policies.
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$1,661,679	$1,750,820
Buildings and improvements	8,658,236	8,598,751
Undeveloped land and construction in progress	2,355,181	2,309,624
Total real estate assets held for investment	12,675,096	12,659,195
Accumulated depreciation and amortization	(2,952,576)	(2,824,616)
Total real estate assets held for investment, net	9,722,520	9,834,579
CASH AND CASH EQUIVALENTS (Note 14)	372,416	165,690
MARKETABLE SECURITIES (Note 11)	33,569	27,965
CURRENT RECEIVABLES, NET	13,191	11,033
DEFERRED RENT RECEIVABLES, NET	436,886	451,996
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 2)	229,175	225,937
RIGHT OF USE GROUND LEASE ASSETS	128,396	129,222
PREPAID EXPENSES AND OTHER ASSETS, NET (Notes 2 and 4)	56,046	51,935
TOTAL ASSETS	$10,992,199	$10,898,357
LIABILITIES AND EQUITY
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$593,956	$598,199
Unsecured debt, net (Notes 5 and 11)	3,995,555	3,999,566
Accounts payable, accrued expenses, and other liabilities	321,188	285,011
Ground lease liabilities	127,830	128,422
Accrued dividends and distributions	64,996	64,850
Deferred revenue and acquisition-related intangible liabilities, net (Note 2)	127,931	142,437
Rents received in advance and tenant security deposits	74,888	71,003
Total liabilities	5,306,344	5,289,488
COMMITMENTS AND CONTINGENCIES (Note 10)
EQUITY:
Stockholders’ Equity (Note 6):
Common stock, $.01 par value, 280,000,000 shares authorized, 118,304,079 and 118,046,674 shares issued and outstanding	1,183	1,181
Additional paid-in capital	5,223,369	5,209,653
Retained earnings	240,810	171,212
Total stockholders’ equity	5,465,362	5,382,046
Noncontrolling Interests (Notes 1 and 7):
Common units of the Operating Partnership	53,154	52,472
Noncontrolling interests in consolidated property partnerships	167,339	174,351
Total noncontrolling interests	220,493	226,823
Total equity	5,685,855	5,608,869
TOTAL LIABILITIES AND EQUITY	$10,992,199	$10,898,357

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental income (Note 9)	$274,909	$285,951	$826,224	$836,760
Other property income	4,835	3,987	14,256	12,490
Total revenues	279,744	289,938	840,480	849,250
EXPENSES
Property expenses	61,764	63,593	179,053	180,192
Real estate taxes	25,878	26,677	81,008	84,925
Ground leases	3,018	2,977	9,057	8,725
General and administrative expenses (Note 8)	18,247	17,981	53,623	54,097
Leasing costs	2,610	2,353	7,760	6,751
Depreciation and amortization	87,487	91,879	262,231	267,061
Total expenses	199,004	205,460	592,732	601,751
OTHER INCOME (EXPENSES)
Interest income	3,119	9,688	4,765	32,962
Interest expense (Note 5)	(32,152)	(36,408)	(94,144)	(112,042)
Other income (expense) (Note 1)	91	(85)	124	(499)
Gains on sales of depreciable operating properties (Note 3)	110,484	—	127,038	—
Total other expenses	81,542	(26,805)	37,783	(79,579)
NET INCOME	162,282	57,673	285,531	167,920
Net income attributable to noncontrolling common units of the Operating Partnership	(1,524)	(509)	(2,562)	(1,469)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,538)	(4,786)	(19,292)	(14,942)
Total income attributable to noncontrolling interests	(6,062)	(5,295)	(21,854)	(16,411)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$156,220	$52,378	$263,677	$151,509
Net income available to common stockholders per share – basic (Note 12)	$1.32	$0.44	$2.22	$1.27
Net income available to common stockholders per share – diluted (Note 12)	$1.31	$0.44	$2.21	$1.27
Weighted average shares of common stock outstanding – basic (Note 12)	118,295,812	117,830,481	118,258,947	117,515,623
Weighted average shares of common stock outstanding – diluted (Note 12)	118,822,262	118,243,913	118,723,921	117,954,763

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2024	118,046,674	$1,181	$5,209,653	$171,212	$5,382,046	$226,823	$5,608,869
Net income				39,008	39,008	4,673	43,681
Issuance of share-based compensation awards			1,476		1,476		1,476
Non-cash amortization of share-based compensation (Note 8)			5,176		5,176		5,176
Settlement of restricted stock units for shares of common stock	377,801	4	(4)		—		—
Repurchase of common stock and restricted stock units	(155,716)	(2)	(6,007)		(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,234)	(7,234)
Adjustment for noncontrolling interest			121		121	(121)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(65,353)	(65,353)	(621)	(65,974)
BALANCE AS OF MARCH 31, 2025	118,268,759	1,183	5,210,415	144,867	5,356,465	223,520	5,579,985
Net income				68,449	68,449	11,119	79,568
Issuance of share-based compensation awards			477		477		477
Non-cash amortization of share-based compensation (Note 8)			5,670		5,670		5,670
Settlement of restricted stock units for shares of common stock	31,774	—	—		—		—
Repurchase of common stock and restricted stock units	(6,205)	—	(197)		(197)		(197)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,074)	(7,074)
Adjustment for noncontrolling interest			(45)		(45)	45	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,364)	(64,364)	(621)	(64,985)
BALANCE AS OF JUNE 30, 2025	118,294,328	1,183	5,216,320	148,952	5,366,455	226,989	5,593,444
Net income				156,220	156,220	6,062	162,282
Issuance of share-based compensation awards			480		480		480
Non-cash amortization of share-based compensation (Note 8)			6,842		6,842		6,842
Settlement of restricted stock units for shares of common stock	14,634	—	—		—		—
Repurchase of common stock, stock options and restricted stock units	(4,883)	—	(213)		(213)		(213)
Distributions to noncontrolling interests in consolidated property partnerships					—	(11,996)	(11,996)
Adjustment for noncontrolling interest			(60)		(60)	60	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,362)	(64,362)	(622)	(64,984)
BALANCE AS OF SEPTEMBER 30, 2025	118,304,079	$1,183	$5,223,369	$240,810	$5,465,362	$220,493	$5,685,855

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
BALANCE AS OF DECEMBER 31, 2023	117,239,558	$1,173	$5,205,839	$221,149	$5,428,161	$231,532	$5,659,693
Net income				49,920	49,920	5,780	55,700
Issuance of share-based compensation awards			4,017		4,017		4,017
Non-cash amortization of share-based compensation			4,727		4,727		4,727
Settlement of restricted stock units for shares of common stock	217,496	2	(2)		—		—
Repurchase of common stock and restricted stock units	(90,649)	(1)	(5,897)		(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,898)	(6,898)
Adjustment for noncontrolling interest			69		69	(69)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(67,989)	(67,989)	(621)	(68,610)
BALANCE AS OF MARCH 31, 2024	117,366,405	1,174	5,208,753	203,080	5,413,007	229,724	5,642,731
Net income				49,211	49,211	5,336	54,547
Issuance of share-based compensation awards			1,085		1,085		1,085
Non-cash amortization of share-based compensation			6,942		6,942		6,942
Settlement of restricted stock units for shares of common stock	19,395	—	—		—		—
Repurchase of common stock and restricted stock units	(569)	—	(20)		(20)		(20)
Distributions to noncontrolling interests in consolidated property partnerships					—	(5,911)	(5,911)
Adjustment for noncontrolling interest			(61)		(61)	61	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,495)	(64,495)	(621)	(65,116)
BALANCE AS OF JUNE 30, 2024	117,385,231	1,174	5,216,699	187,796	5,405,669	228,589	5,634,258
Net income				52,378	52,378	5,295	57,673
Issuance of share-based compensation awards			1,107		1,107		1,107
Non-cash amortization of share-based compensation			6,682		6,682		6,682
Settlement of restricted stock units for shares of common stock	1,249,236	13	(13)		—		—
Repurchase and cancellation of common stock, stock options, and restricted stock units	(587,793)	(6)	(21,712)		(21,718)		(21,718)
Distributions to noncontrolling interests in consolidated property partnerships					—	(4,629)	(4,629)
Adjustment for noncontrolling interest			432		432	(432)	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,212)	(64,212)	(621)	(64,833)
BALANCE AS OF SEPTEMBER 30, 2024	118,046,674	$1,181	$5,203,195	$175,962	$5,380,338	$228,202	$5,608,540

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$285,531	$167,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	258,058	262,292
Depreciation of non-real estate furniture, fixtures, and equipment	4,173	4,769
Revenues deemed uncollectible	990	4,657
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(11,097)	(13,539)
Straight-line rents, net	9,270	(888)
Non-cash amortization of net below market rents	(2,455)	(2,675)
Non-cash amortization of deferred financing costs and debt discounts	3,615	5,243
Non-cash amortization of share-based compensation awards	13,945	13,271
Amortization of right of use ground lease assets	826	796
Gains on sales of depreciable operating properties (Note 3)	(127,038)	—
Net change in other operating assets	(17,660)	(7,427)
Net change in other operating liabilities	39,077	(1,507)
Net cash provided by operating activities	457,235	432,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(123,857)	(290,593)
Expenditures for operating properties and other capital assets	(74,507)	(64,381)
Expenditures for acquisitions of operating properties (Note 2)	(205,008)	(35,155)
Net proceeds received from dispositions (Note 3)	392,453	—
Maturity of certificates of deposit	—	256,581
Net cash used in investing activities	(10,919)	(133,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests in consolidated property partnerships	(26,312)	(17,446)
Dividends and distributions paid to common stockholders and common unitholders	(193,356)	(191,938)
Repurchase of common stock and restricted stock units	(6,419)	(27,636)
Financing costs	(4,805)	(18,146)
Principal payments and repayments of secured debt	(4,662)	(4,482)
Proceeds from the issuance of unsecured debt (Note 5)	395,964	395,516
Repayments of unsecured debt (Note 5)	(400,000)	(320,000)
Borrowings on unsecured revolving credit facility	65,000	—
Repayments on unsecured revolving credit facility	(65,000)	—
Net cash used in financing activities	(239,590)	(184,132)
Net increase in cash and cash equivalents and restricted cash	206,726	115,232
Cash and cash equivalents and restricted cash, beginning of period	165,690	510,163
Cash and cash equivalents and restricted cash, end of period	$372,416	$625,395

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	September 30, 2025	December 31, 2024
ASSETS
REAL ESTATE ASSETS (Notes 2 and 3):
Land and improvements	$1,661,679	$1,750,820
Buildings and improvements	8,658,236	8,598,751
Undeveloped land and construction in progress	2,355,181	2,309,624
Total real estate assets held for investment	12,675,096	12,659,195
Accumulated depreciation and amortization	(2,952,576)	(2,824,616)
Total real estate assets held for investment, net	9,722,520	9,834,579
CASH AND CASH EQUIVALENTS (Note 15)	372,416	165,690
MARKETABLE SECURITIES (Note 11)	33,569	27,965
CURRENT RECEIVABLES, NET	13,191	11,033
DEFERRED RENT RECEIVABLES, NET	436,886	451,996
DEFERRED LEASING COSTS AND ACQUISITION-RELATED INTANGIBLE ASSETS, NET (Note 2)	229,175	225,937
RIGHT OF USE GROUND LEASE ASSETS	128,396	129,222
PREPAID EXPENSES AND OTHER ASSETS, NET (Notes 2 and 4)	56,046	51,935
TOTAL ASSETS	$10,992,199	$10,898,357
LIABILITIES AND CAPITAL
LIABILITIES:
Secured debt, net (Notes 5 and 11)	$593,956	$598,199
Unsecured debt, net (Notes 5 and 11)	3,995,555	3,999,566
Accounts payable, accrued expenses, and other liabilities	321,188	285,011
Ground lease liabilities	127,830	128,422
Accrued distributions	64,996	64,850
Deferred revenue and acquisition-related intangible liabilities, net (Note 2)	127,931	142,437
Rents received in advance and tenant security deposits	74,888	71,003
Total liabilities	5,306,344	5,289,488
COMMITMENTS AND CONTINGENCIES (Note 10)
CAPITAL:
Partner's Capital - Common units, 118,304,079 and 118,046,674 held by the general partner and 1,150,574 held by common limited partners issued and outstanding	5,518,516	5,434,518
Noncontrolling interests in consolidated property partnerships (Note 1)	167,339	174,351
Total capital	5,685,855	5,608,869
TOTAL LIABILITIES AND CAPITAL	$10,992,199	$10,898,357

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental income (Note 9)	$274,909	$285,951	$826,224	$836,760
Other property income	4,835	3,987	14,256	12,490
Total revenues	279,744	289,938	840,480	849,250
EXPENSES
Property expenses	61,764	63,593	179,053	180,192
Real estate taxes	25,878	26,677	81,008	84,925
Ground leases	3,018	2,977	9,057	8,725
General and administrative expenses (Note 8)	18,247	17,981	53,623	54,097
Leasing costs	2,610	2,353	7,760	6,751
Depreciation and amortization	87,487	91,879	262,231	267,061
Total expenses	199,004	205,460	592,732	601,751
OTHER INCOME (EXPENSES)
Interest income	3,119	9,688	4,765	32,962
Interest expense (Note 5)	(32,152)	(36,408)	(94,144)	(112,042)
Other income (expense) (Note 1)	91	(85)	124	(499)
Gains on sales of depreciable operating properties (Note 3)	110,484	—	127,038	—
Total other expenses	81,542	(26,805)	37,783	(79,579)
NET INCOME	162,282	57,673	285,531	167,920
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,538)	(4,786)	(19,292)	(14,942)
NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$157,744	$52,887	$266,239	$152,978
Net income available to common unitholders per unit – basic (Note 13)	$1.32	$0.44	$2.22	$1.27
Net income available to common unitholders per unit – diluted (Note 13)	$1.31	$0.44	$2.21	$1.27
Weighted average common units outstanding – basic (Note 13)	119,446,386	118,981,055	119,409,521	118,666,197
Weighted average common units outstanding – diluted (Note 13)	119,972,836	119,394,487	119,874,495	119,105,337

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
BALANCE AS OF DECEMBER 31, 2024	119,197,248	$5,434,518	$174,351	$5,608,869
Net income		39,383	4,298	43,681
Issuance of share-based compensation awards		1,476		1,476
Non-cash amortization of share-based compensation (Note 8)		5,176		5,176
Settlement of restricted stock units	377,801	—		—
Repurchase of common units and restricted stock units	(155,716)	(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships			(7,234)	(7,234)
Distributions declared per common unit ($0.54 per unit)		(65,974)		(65,974)
BALANCE AS OF MARCH 31, 2025	119,419,333	5,408,570	171,415	5,579,985
Net income		69,112	10,456	79,568
Issuance of share-based compensation awards		477		477
Non-cash amortization of share-based compensation (Note 8)		5,670		5,670
Settlement of restricted stock units	31,774	—		—
Repurchase of common units and restricted stock units	(6,205)	(197)		(197)
Distributions to noncontrolling interests in consolidated property partnerships			(7,074)	(7,074)
Distributions declared per common unit ($0.54 per unit)		(64,985)		(64,985)
BALANCE AS OF JUNE 30, 2025	119,444,902	5,418,647	174,797	5,593,444
Net income		157,744	4,538	162,282
Issuance of share-based compensation awards		480		480
Non-cash amortization of share-based compensation (Note 8)		6,842		6,842
Settlement of restricted stock units	14,634	—		—
Repurchase of common units, stock options and restricted stock units	(4,883)	(213)		(213)
Distributions to noncontrolling interests in consolidated property partnerships			(11,996)	(11,996)
Distributions declared per common unit ($0.54 per unit)		(64,984)		(64,984)
BALANCE AS OF SEPTEMBER 30, 2025	119,454,653	$5,518,516	$167,339	$5,685,855

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships	Total Capital
	Number of Common Units	Common Units
BALANCE AS OF DECEMBER 31, 2023	118,390,132	$5,481,436	$178,257	$5,659,693
Net income		50,422	5,278	55,700
Issuance of share-based compensation awards		4,017		4,017
Non-cash amortization of share-based compensation		4,727		4,727
Settlement of restricted stock units	217,496	—		—
Repurchase of common units and restricted stock units	(90,649)	(5,898)		(5,898)
Distributions to noncontrolling interests in consolidated property partnerships			(6,898)	(6,898)
Distributions declared per common unit ($0.54 per unit)		(68,610)		(68,610)
BALANCE AS OF MARCH 31, 2024	118,516,979	5,466,094	176,637	5,642,731
Net income		49,669	4,878	54,547
Issuance of share-based compensation awards		1,085		1,085
Non-cash amortization of share-based compensation		6,942		6,942
Settlement of restricted stock units	19,395	—		—
Repurchase of common units and restricted stock units	(569)	(20)		(20)
Distributions to noncontrolling interests in consolidated property partnerships			(5,911)	(5,911)
Distributions declared per common unit ($0.54 per unit)		(65,116)		(65,116)
BALANCE AS OF JUNE 30, 2024	118,535,805	5,458,654	175,604	5,634,258
Net income		52,887	4,786	57,673
Issuance of share-based compensation awards		1,107		1,107
Non-cash amortization of share-based compensation		6,682		6,682
Settlement of restricted stock units	1,249,236	—		—
Repurchase and cancellation of common units, stock options, and restricted stock units	(587,793)	(21,718)		(21,718)
Distributions to noncontrolling interests in consolidated property partnerships			(4,629)	(4,629)
Distributions declared per common unit ($0.54 per unit)		(64,833)		(64,833)
BALANCE AS OF SEPTEMBER 30, 2024	119,197,248	$5,432,779	$175,761	$5,608,540

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$285,531	$167,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	258,058	262,292
Depreciation of non-real estate furniture, fixtures, and equipment	4,173	4,769
Revenues deemed uncollectible	990	4,657
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(11,097)	(13,539)
Straight-line rents, net	9,270	(888)
Non-cash amortization of net below market rents	(2,455)	(2,675)
Non-cash amortization of deferred financing costs and debt discounts	3,615	5,243
Non-cash amortization of share-based compensation awards	13,945	13,271
Amortization of right of use ground lease assets	826	796
Gains on sales of depreciable operating properties (Note 3)	(127,038)	—
Net change in other operating assets	(17,660)	(7,427)
Net change in other operating liabilities	39,077	(1,507)
Net cash provided by operating activities	457,235	432,912
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for development and redevelopment properties and undeveloped land	(123,857)	(290,593)
Expenditures for operating properties and other capital assets	(74,507)	(64,381)
Expenditures for acquisitions of operating properties (Note 2)	(205,008)	(35,155)
Net proceeds received from dispositions (Note 3)	392,453	—
Maturity of certificates of deposit	—	256,581
Net cash used in investing activities	(10,919)	(133,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to noncontrolling interests in consolidated property partnerships	(26,312)	(17,446)
Distributions paid to common unitholders	(193,356)	(191,938)
Repurchase of common units and restricted stock units	(6,419)	(27,636)
Financing costs	(4,805)	(18,146)
Principal payments and repayments of secured debt	(4,662)	(4,482)
Proceeds from the issuance of unsecured debt (Note 5)	395,964	395,516
Repayments of unsecured debt (Note 5)	(400,000)	(320,000)
Borrowings on unsecured revolving credit facility	65,000	—
Repayments on unsecured revolving credit facility	(65,000)	—
Net cash used in financing activities	(239,590)	(184,132)
Net increase in cash and cash equivalents and restricted cash	206,726	115,232
Cash and cash equivalents and restricted cash, beginning of period	165,690	510,163
Cash and cash equivalents and restricted cash, end of period	$372,416	$625,395

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership, and Basis of Presentation

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science, and mixed-use property types in the United States. The Company’s approach to modern business environments is designed to drive creativity and productivity for some of the world’s leading technology, media, life science, and business services companies and we have been consistently recognized for our leadership in sustainability and building operations. The Company owns, develops, acquires, and manages real estate assets, consisting primarily of premier office and life science properties in the San Francisco Bay Area, Los Angeles, Seattle, San Diego, and Austin, which are markets it believes have strategic advantages and strong barriers to entry. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service. We did not have any properties or undeveloped land held for sale at September 30, 2025.

Our stabilized portfolio of operating properties was comprised of the following properties at September 30, 2025:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office Properties (2)	121	16,811,767	483	81.0%
________________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2025 Average Occupancy
Stabilized Residential Properties	3	1,001	94.1%

As of September 30, 2025, the following properties were excluded from our stabilized portfolio:

	Number of Projects	Estimated Rentable Square Feet (1)
In-process development project - tenant improvement	1	871,738
________________________
(1)Represents estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which, as of September 30, 2025, was comprised of eight potential future development sites, representing approximately 64 gross acres of undeveloped land.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2025, all of our properties and development and redevelopment projects, and all of our business was conducted in the state of California, with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project located in Austin, Texas. All of our properties and development and redevelopment projects are 100% owned, excluding the following four office properties owned by the following three consolidated property partnerships:

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

As of September 30, 2025, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership. The remaining approximate 1.0% common limited partnership interest in the Operating Partnership as of September 30, 2025 was owned by non-affiliated investors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

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

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary, as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At September 30, 2025, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At September 30, 2025, the Company and the Operating Partnership were determined to be the primary beneficiaries of these two VIEs since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. As of September 30, 2025, the two VIEs’ total assets, liabilities, and noncontrolling interests included on our consolidated balance sheet were approximately $390.2

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million (of which $322.6 million related to real estate held for investment), approximately $22.1 million, and approximately $162.5 million, respectively. Revenues, income, and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.    Acquisitions

Operating Property Acquisitions

During the nine months ended September 30, 2025, we acquired the operating property listed below from an unrelated third party:

Property	Date of Acquisition	Number of Buildings	Rentable Square Feet	Purchase Price (in millions) (1)
335-345 N. Maple Drive (Maple Plaza)	September 9, 2025	1	306,366	$205.3
________________________
(1)Excludes acquisition-related costs and purchase price credits.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed as of the date of acquisition, excluding acquisition-related costs:

Total 2025 Operating Property Acquisitions (1)
(in thousands)
Assets
Land and improvements	$28,921
Buildings and improvements (2)	143,833
Deferred leasing costs and acquisition-related intangible assets (3)	31,865
Total assets acquired	$204,619
Liabilities
Acquisition-related intangible liabilities (4)	$82
Total liabilities assumed	$82
Net assets and liabilities acquired	$204,537
________________________
(1)Represents purchase price net of credits. Excludes acquisition-related costs of $0.5 million.
(2)Represents buildings, building improvements, and tenant improvements.
(3)Represents in-place leases (approximately $28.7 million with a weighted average amortization period of 4.2 years) and above-market leases (approximately $3.2 million with a weighted average amortization period of 4.8 years).
(4)Represents below-market leases (approximately $0.1 million with a weighted average amortization period of 1.4 years).

3.    Dispositions

Operating Property Dispositions

The following table summarizes the two operating properties sold during the nine months ended September 30, 2025:

Property	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (in millions) (1)
501 Santa Monica Boulevard	June	1	78,509	$40.0
Silicon Valley Campus	September	4	663,460	365.0
Total		5	741,969	$405.0

___________________________
(1)Represents gross sales price before the impact of broker commissions, closing costs, and purchase price credits.

The total gains on the sales of the operating properties sold during the nine months ended September 30, 2025 was $127.0 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.    Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Furniture, fixtures and other long-lived assets, net	$25,540	$26,316
Prepaid expenses, net	15,298	8,470
Deferred financing costs, net (1)	10,035	12,692
Other assets	5,173	4,457
Total prepaid expenses and other assets, net	$56,046	$51,935
________________________
(1)Refer to Note 5 “Secured and Unsecured Debt of the Operating Partnership” for a discussion of the deferred financing costs for the unsecured revolving credit facility.

5.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations, including the unsecured revolving credit facility, the unsecured term loan facility, and all of the unsecured senior notes.

Unsecured Senior Notes - Registered Public Offering

In August 2025, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of an initial issuance discount of $4.0 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on October 15, 2035, require semi-annual interest payments each April and October based on a stated annual interest rate of 5.875%. The Operating Partnership may redeem the notes at any time, either in whole or in part, subject to the payment of an early redemption premium with respect to redemptions prior to July 15, 2035. On or after July 15, 2035, the Operating Partnership may redeem the notes at any time, either in whole or in part, at par. In September 2025, the Operating Partnership used the net proceeds from the issuance of the $400.0 million 5.875% unsecured senior notes to redeem the $400.0 million aggregate principal amount of our outstanding 4.375% unsecured senior notes.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2025 and December 31, 2024:

	Unsecured Revolving Credit Facility
	September 30, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.44%	5.69%
Facility fee-annual rate (3)	0.250%
Unamortized deferred financing costs (3)	$10,035	$12,692
Maturity date (4)	July 31, 2028
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of September 30, 2025 and December 31, 2024. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of September 30, 2025 and December 31, 2024. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Operating Partnership intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, including, to finance development and redevelopment expenditures, to fund potential acquisitions, to repay long-term debt, and to supplement cash balances in response to market conditions.

The following table summarizes the balance and terms of our 2024 Term Loan Facility as of September 30, 2025:

	2024 Term Loan Facility
	September 30, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings (1)	$200,000	$200,000
Interest rate (2)	5.46%	5.70%
Unamortized deferred financing costs (3)	$368	$1,229
Maturity date (4)	October 3, 2026	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of September 30, 2025 and December 31, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of September 30, 2025 and December 31, 2024.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024, which remain to be amortized through the maturity date of the 2024 Term Loan Facility. Additionally, in connection with extending the maturity date, we incurred additional costs which remain to be amortized through the extended maturity date of the 2024 Term Loan Facility.
(4)During the three months ended September 30, 2025, we exercised our option to extend the maturity date by 12 months to October 3, 2026. The maturity date may be extended by an additional 12-month period, at the Operating Partnership’s election.

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our financial covenants as of September 30, 2025.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of September 30, 2025:

Year	(in thousands)
Remaining 2025	$1,584
2026	601,317
2027	249,125
2028	400,000
2029	475,000
2030	500,000
Thereafter	2,400,000
Total aggregate principal value	4,627,026
Less: unamortized net discounts and deferred financing costs (1)	(37,515)
Total debt, net	$4,589,511
________________________
(1)Includes $26.1 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt, and $11.4 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in Prepaid expenses and other assets, net on our consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest

The following table sets forth gross interest expense and capitalized interest for the three and nine months ended September 30, 2025 and 2024. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress currently under construction.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Gross interest expense	$54,726	$57,235	$158,599	$173,191
Capitalized interest	(22,574)	(20,827)	(64,455)	(61,149)
Interest expense	$32,152	$36,408	$94,144	$112,042

6.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market (“ATM”) stock offering program (the “2024 ATM Program”), which commenced in March 2024, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at September 30, 2025. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

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

7.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% common general partnership interest in the Operating Partnership as of September 30, 2025 and December 31, 2024. The remaining approximate 1.0% common limited partnership interest as of September 30, 2025 and December 31, 2024 was owned by non-affiliated investors in the form of noncontrolling common units. There were 1,150,574 common units outstanding held by these investors as of September 30, 2025 and December 31, 2024.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $50.1 million and $46.8 million as of September 30, 2025 and December 31, 2024, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Share-Based Compensation

Share-Based Incentive Compensation Plan

As of September 30, 2025, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Plan. As of September 30, 2025, approximately 1.9 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve for a sufficient number of shares to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed, and (ii) at maximum levels for the other performance and market conditions (as defined below) for awards still in a performance period.

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

Compensation expense for the 2025 Performance-Based RSUs is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three year service period. During the three and nine months ended September 30, 2025, we recognized $2.1 million and $3.2 million of compensation expense, respectively, for the 2025 Performance-Based RSUs assuming the 2025 FFO Performance Condition is met at 175% of target level of achievement for one participant and 150% for all other participants. The 2025 Net Debt to EBITDAre Ratio Performance Condition assumes 100% of the target level of achievement. In the event we achieve a lower level of performance or fail to meet the FFO Performance Condition, we would reverse a portion or all of the $2.1 million and $3.2 million of compensation expense.

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

The fair value of the 2025 Performance-Based RSU grant as of the valuation date noted above, based on a target level of achievement, was $11.2 million. For the three and nine months ended September 30, 2025, we recorded compensation expense based upon the grant date fair value per share for each component multiplied by the estimated number of RSUs to be earned.

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

Compensation cost for the 2024 Performance-Based RSUs for the three and nine months ended September 30, 2025 assumes the 2024 Net Debt to EBITDA Ratio Performance Condition is met at 158% of the target level of achievement for one participant and 139% for all other participants. Compensation cost for the 2023 Performance-Based RSUs for the three and nine months ended September 30, 2025 assumes the 2023 Net Debt to EBITDA Ratio Performance Condition is met at 150% of the target level of achievement.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $6.8 million and $6.7 million for the three months ended September 30, 2025 and 2024, respectively, and $17.7 million and $18.4 million for the nine months ended September 30, 2025 and 2024, respectively. Of the total share-based compensation costs, $1.4 million and $3.7 million were capitalized as part of real estate assets for the three and nine months ended September 30, 2025, respectively, and $2.1 million and $5.1 million was capitalized as part of real estate assets for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was approximately $32.8 million of total unrecognized compensation cost related to nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of September 30, 2025, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.9 years. The remaining compensation cost related to these nonvested RSU awards had been recognized in periods prior to September 30, 2025.

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

The table below sets forth the allocation of rental income between fixed and variable payments and net collectability recoveries or reserves for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fixed lease payments	$221,963	$234,812	$679,888	$691,596
Variable lease payments	51,963	51,907	146,470	149,821
Net collectability recoveries (reserves) (1)	983	(768)	(134)	(4,657)
Total rental income	$274,909	$285,951	$826,224	$836,760
_____________________
(1)Represents adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2055 and may be subject to scheduled fixed increases and future renewal options. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of September 30, 2025 for future periods is summarized as follows:

Year Ending	(in thousands)
Remaining 2025	$197,419
2026	782,955
2027	774,651
2028	732,592
2029	640,795
2030	556,550
Thereafter	1,222,226
Total (1)	$4,907,188
_____________________
(1)Excludes residential leases and leases with a term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Commitments and Contingencies

Development and Construction Commitments

As of September 30, 2025, we had commitments of approximately $194.6 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development and redevelopment properties.

Environmental Matters and Asset Retirement Obligations

As of September 30, 2025 and December 31, 2024, we had the following accrued environmental remediation liabilities in connection with certain of our in-process and future development projects, and the following asset retirement obligations associated with certain of our stabilized portfolio properties and in-process and future development projects:

	September 30, 2025	December 31, 2024
	(in thousands)
Environmental liabilities	$70,109	$72,003
Asset retirement obligations	$2,757	$4,634

11.    Fair Value Measurements and Disclosures

The only assets we record at fair value on a recurring basis in our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our Deferred Compensation Plan assets as of September 30, 2025 and December 31, 2024:

	Fair Value (Level 1) (1)
	September 30, 2025	December 31, 2024
Description	(in thousands)
Deferred Compensation Plan assets (2)	$33,569	$27,965
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities	(in thousands)
Secured debt, net	$593,956	$584,118	$598,199	$569,061
Unsecured debt, net	$3,995,555	$3,826,437	$3,999,566	$3,681,914

Fair value is calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$156,220	$52,378	$263,677	$151,509
Allocation to participating securities (1)	(551)	(173)	(911)	(1,792)
Numerator for basic and diluted net income available to common stockholders	$155,669	$52,205	$262,766	$149,717
Denominator:
Basic weighted average vested shares outstanding	118,295,812	117,830,481	118,258,947	117,515,623
Effect of dilutive securities	526,450	413,432	464,974	439,140
Diluted weighted average vested shares and common stock equivalents outstanding	118,822,262	118,243,913	118,723,921	117,954,763
Basic earnings per share:
Net income available to common stockholders per share	$1.32	$0.44	$2.22	$1.27
Diluted earnings per share:
Net income available to common stockholders per share	$1.31	$0.44	$2.21	$1.27
________________________
(1)Participating securities include certain vested time-based RSUs and market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including RSUs, are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2025 and 2024. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2025 and 2024, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the nine months ended September 30, 2024, as they were anti-dilutive. See Note 8 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$157,744	$52,887	$266,239	$152,978
Allocation to participating securities (1)	(551)	(173)	(911)	(1,792)
Numerator for basic and diluted net income available to common unitholders	$157,193	$52,714	$265,328	$151,186
Denominator:
Basic weighted average vested units outstanding	119,446,386	118,981,055	119,409,521	118,666,197
Effect of dilutive securities	526,450	413,432	464,974	439,140
Diluted weighted average vested units and common unit equivalents outstanding	119,972,836	119,394,487	119,874,495	119,105,337
Basic earnings per unit:
Net income available to common unitholders per unit	$1.32	$0.44	$2.22	$1.27
Diluted earnings per unit:
Net income available to common unitholders per unit	$1.31	$0.44	$2.21	$1.27
________________________
(1)Participating securities include certain vested time-based RSUs and market measure-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including RSUs, are considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2025 and 2024. Certain market measure-based RSUs are not included in dilutive securities for the three and nine months ended September 30, 2025 and 2024, as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the nine months ended September 30, 2024, as they were anti-dilutive. See Note 8 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Supplemental Cash Flows Information of the Company

Supplemental cash flows information as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $60,165 and $57,839 as of September 30, 2025 and 2024, respectively	$90,110	$86,410
Cash paid for amounts included in the measurement of ground lease liabilities	$5,749	$5,156

NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$53,861	$60,072
Tenant improvements funded directly by tenants	$2,503	$2,204
Remeasurement of ground lease liability and related right of use ground lease asset	$—	$4,782

NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders	$64,996	$64,844

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$165,690	$510,163
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$165,690	$510,163

Cash and cash equivalents at end of period	$372,416	$625,395
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$372,416	$625,395

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Supplemental Cash Flows Information of the Operating Partnership

Supplemental cash flows information as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $60,165 and $57,839 as of September 30, 2025 and 2024, respectively	$90,110	$86,410
Cash paid for amounts included in the measurement of ground lease liabilities	$5,749	$5,156

NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$53,861	$60,072
Tenant improvements funded directly by tenants	$2,503	$2,204
Remeasurement of ground lease liability and related right of use ground lease asset	$—	$4,782

NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders	$64,996	$64,844

The following is a reconciliation of our cash and cash equivalents and restricted cash at the beginning and end of the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$165,690	$510,163
Restricted cash at beginning of period	—	—
Cash and cash equivalents and restricted cash at beginning of period	$165,690	$510,163

Cash and cash equivalents at end of period	$372,416	$625,395
Restricted cash at end of period	—	—
Cash and cash equivalents and restricted cash at end of period	$372,416	$625,395

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    Segments

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”). The CODM decides how resources are allocated and assesses performance on a recurring basis, at least quarterly. Our CODM is our Chief Executive Officer (“CEO”), who evaluates the operating performance and financial results of our consolidated portfolio based on Net Income through the monthly operations meetings.

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

The following table presents Net Income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
REVENUES:
Rental income	$274,909	$285,951	$826,224	$836,760
Other property income	4,835	3,987	14,256	12,490
Total revenues	279,744	289,938	840,480	849,250
EXPENSES:
Property expenses	61,764	63,593	179,053	180,192
Real estate taxes	25,878	26,677	81,008	84,925
Ground leases	3,018	2,977	9,057	8,725
General and administrative expenses	18,247	17,981	53,623	54,097
Leasing costs	2,610	2,353	7,760	6,751
Depreciation and amortization	87,487	91,879	262,231	267,061
Total expenses	199,004	205,460	592,732	601,751
OTHER INCOME (EXPENSES):
Interest income	3,119	9,688	4,765	32,962
Interest expense	(32,152)	(36,408)	(94,144)	(112,042)
Other income (expense)	91	(85)	124	(499)
Gains on sales of depreciable operating properties	110,484	—	127,038	—
Total other expenses	81,542	(26,805)	37,783	(79,579)
NET INCOME	$162,282	$57,673	$285,531	$167,920

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates”, or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs, and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends, and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results, and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results, or events. Numerous factors could cause actual future performance, results, and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions, including actual and potential tariffs and periods of heightened inflation, and their effect on our liquidity and financial conditions and those of our tenants; adverse economic or real estate conditions generally, and specifically, in the states of California, Texas, and Washington; risks associated with our investment in real estate assets, which are illiquid, and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants’ businesses, including bankruptcy, lack of liquidity or lack of funding, and the impact labor disruptions or strikes, such as episodic strikes in the media industry, may have on our tenants’ businesses; our ability to re-lease property at or above current market rates; reduced demand for office space, including as a result of remote working and flexible working arrangements that allow work from remote locations other than an employer’s office premises; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service, and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; changes in interest rates and the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment, and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices, or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed, and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement, and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations, or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; risks associated with climate change and our sustainability strategies, and our ability to achieve our sustainability goals; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2024, and their respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the dates on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, develop, acquire, and manage real estate assets, consisting primarily of premier office and life science properties in the San Francisco Bay Area, Los Angeles, Seattle, San Diego, and Austin, which are markets we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets through the Operating Partnership and conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.0% common general partnership interest in the Operating Partnership as of September 30, 2025 and December 31, 2024. As of September 30, 2025, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases.

Stabilized Portfolio Information

As of September 30, 2025, our stabilized portfolio was comprised of 121 office, life science, and mixed-use buildings encompassing an aggregate of approximately 16.8 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any. We define redevelopment properties as those properties for which we expect to spend significant development and construction costs pursuant to a formal plan to change its use, the intended result of which is a higher economic return on the property. We define a property in the tenant improvement phase as a development or redevelopment property where the project has reached “cold shell condition” and is ready for tenant improvements, which may require additional major base building modifications before being placed in service. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Costs capitalized to construction in progress for development and redevelopment properties are transferred to land and improvements, buildings and improvements, and deferred leasing costs on our consolidated balance sheets as the projects or phases of projects are placed in service. We did not have any properties or undeveloped land held for sale at September 30, 2025.

As of September 30, 2025, the following properties were excluded from our stabilized portfolio:

	Number of Projects	Estimated Rentable Square Feet (1)
In-process development project - tenant improvement	1	871,738
________________________
(1)Represents estimated rentable square feet upon completion.

Our stabilized portfolio also excludes our future development pipeline, which, as of September 30, 2025, was comprised of eight potential development sites, representing approximately 64 gross acres of undeveloped land, on which we believe we could develop more than 6.0 million rentable square feet of office space and approximately 1,750 residential units.

The following table reconciles the changes in the rentable square feet in our stabilized office portfolio of operating properties from September 30, 2024 to September 30, 2025:

	Number of Buildings	Rentable Square Feet
Total as of September 30, 2024 (1)	123	17,140,465
Acquisitions	1	306,366
Completed redevelopment properties placed in-service	2	100,488
Dispositions	(5)	(741,969)
Remeasurement	—	6,417
Total as of September 30, 2025 (1)	121	16,811,767

________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information).

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio as of the end of the period presented:

	September 30, 2025			June 30, 2025
Region	Number of Buildings	Rentable Square Feet	Occupancy	Number of Buildings	Rentable Square Feet	Occupancy

Los Angeles	53	4,568,159	74.0%	52	4,261,793	74.4%
San Diego	27	2,923,315	82.8%	26	2,871,241	85.0%
San Francisco Bay Area	30	5,564,971	85.7%	29	5,507,135	84.8%
Seattle	10	2,996,347	80.6%	10	2,996,347	78.5%
Austin	1	758,975	82.2%	1	758,975	79.9%
Total Stabilized Portfolio	121	16,811,767	81.0%	118	16,395,491	80.8%

The following table sets forth the average occupancy of certain property groups within our stabilized portfolio for the periods presented:

	Average Occupancy
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stabilized Office Portfolio (1)	80.7%	84.1%	81.0%	84.1%
Same Property Portfolio (1)(2)	80.9%	83.3%	80.8%	83.4%
Residential Portfolio (3)	93.2%	92.0%	94.1%	92.6%
________________________
(1)Occupancy percentages reported are calculated as the average of the daily ending occupancy percentages for the period presented. Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Occupancy percentages reported are based on properties owned and stabilized as of January 1, 2024 and still owned and stabilized as of September 30, 2025, and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)Our residential portfolio consists of our 200-unit residential tower and 193-unit Jardine property in Hollywood, California and 608 residential units at our One Paseo mixed-use property in Del Mar, California.

Significant Tenants

The following table sets forth information about our 20 largest tenants based upon annualized base rental revenues, as defined below, as of September 30, 2025:

	Tenant Name (1)	Region	Annualized Base Rental Revenue (in thousands) (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue (2)	Percentage of Total Rentable Square Feet	Year(s) of Significant Lease Expiration(s) (3)	Weighted Average Remaining Lease Term (Years)

1	Global technology company	Seattle / San Diego	$44,851	849,826	5.8%	5.1%	2032 - 2033 / 2037	7.8
2	Cruise LLC	San Francisco Bay Area	35,449	374,618	4.5%	2.2%	2031	6.2
3	Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.2%	2.5%	2034	8.8
4	Adobe Systems, Inc.	San Francisco Bay Area / Seattle	27,897	537,799	3.6%	3.2%	2027 / 2031	5.6
5	Salesforce, Inc.	San Francisco Bay Area / Seattle	24,706	472,988	3.2%	2.8%	2029 - 2030 / 2032	4.6
6	Okta, Inc.	San Francisco Bay Area	24,206	293,001	3.1%	1.7%	2028	3.1
7	DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.1%	1.4%	2032	6.3
8	Netflix, Inc.	Los Angeles	21,854	361,388	2.8%	2.1%	2032	6.8
9	Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.3%	1.4%	2033	8.1
10	Box, Inc.	San Francisco Bay Area	16,853	287,680	2.2%	1.7%	2028	2.3
11	DIRECTV, LLC	Los Angeles	16,085	532,956	2.1%	3.2%	2026 (4) - 2027	1.9
12	Tandem Diabetes Care, Inc.	San Diego	15,884	181,949	2.0%	1.1%	2035	9.6
13	Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	2.0%	2.0%	2030	4.9
14	Neurocrine Biosciences, Inc.	San Diego	14,397	273,021	1.9%	1.6%	2029 / 2031	5.5
15	Viacom International, Inc.	Los Angeles	13,718	220,330	1.8%	1.3%	2028	3.3
16	Indeed, Inc.	Austin CBD	13,430	330,394	1.7%	2.0%	2034	9.3
17	Sony Group Corporation	San Francisco Bay Area / Los Angeles	13,382	131,642	1.7%	0.8%	2030	4.5
18	Amazon.com	Seattle	12,921	284,307	1.7%	1.7%	2030	4.4
19	Nektar Therapeutics, Inc.	San Francisco Bay Area	12,297	135,974	1.6%	0.8%	2030	4.3
20	Riot Games, Inc.	Los Angeles	12,234	197,676	1.6%	1.2%	2026 (5) / 2031	3.0
	Total		$410,775	6,705,778	52.9%	39.8%		5.7
________________________
(1)Includes subsidiaries of the tenant listed.
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
(4)The 2026 lease expiration represents 49,255 rentable square feet that expires on September 30, 2026.
(5)The 2026 lease expiration represents 110,834 rentable square feet that expires on November 30, 2026. Subsequent to quarter end, the Company signed a 78,900 square foot renewal .

Factors That May Influence Future Results of Operations

Leasing Activity and Changes in Rental Rates

The amount of net rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, newly developed or redeveloped properties, newly acquired properties with vacant space, and space available from unscheduled lease terminations. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three and nine months ended September 30, 2025:

Leases Executed (1)

Quarter to Date	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI / LC per Sq. Ft. (2)	TI / LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (4)
	New	Renewal	New	Renewal	Total
2nd Gen Leasing (5)	9	13	114,336	196,310	310,646	77	$83.74	$13.05	5.0%	(9.6)%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (6)	4	—	111,941	—	111,941	144	$431.21	$35.93
Total	13	13	226,277	196,310	422,587

	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI / LC per Sq. Ft. (2)	TI / LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (4)
Year to Date	New	Renewal	New	Renewal	Total
2nd Gen Leasing (5)	44	39	390,761	404,745	795,506	66	$62.43	$11.35	(6.3)%	(15.2)%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (6)	12	—	217,339	—	217,339	128	$293.09	$27.48
Total	56	39	608,100	404,745	1,012,845

Retention Rate Calculations (7)	Quarter to Date	Year to Date

Retention Rate	60.2%	35.1%
Retention Rate, including subtenants (8)	60.2%	38.9%
________________________
(1)Includes 100% of consolidated property partnerships. Excludes leases with a lease term of less than one year (i.e. short-term leases).
(2)Includes tenant improvements and third-party leasing commissions and excludes tenant-funded tenant improvements and indirect leasing costs.
(3)Calculated as the change between the expiring GAAP rent and the new GAAP rent for the same space. When necessary, lease structures are modified (adjusted for NNN) for comparability. Space that was vacant when the property was acquired is excluded from these calculations.
(4)Calculated as the change between the expiring cash rent and the new cash rent for the same space. When necessary, lease structures are modified (adjusted for NNN) for comparability. Space that was vacant when the property was acquired is excluded from these calculations.
(5)Represents leases executed at properties in the stabilized portfolio during the period, excluding leases with a lease term of less than one year. Excludes leases executed at space not previously leased at recently completed development projects that have been added to the stabilized portfolio and at space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased. Tenant improvement and leasing commission capital expenditures for projects classified as Major Repositioning are captured in 2nd Gen Capital Expenditures.
(6)Represents leases executed at space not previously leased, recently completed development projects that have been added to the stabilized portfolio, at space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased, and at projects in our development and redevelopment portfolios.
(7)Calculated as the percentage of square footage renewed by existing tenants at lease expiration or termination divided by the square footage of space renewed by existing tenants and lease expirations during the period. Excludes square footage of short-term leases.
(8)Represents the retention rate, inclusive of leases with subtenants where the Company does not expect to experience significant downtime in occupancy between leases.

Lease Expirations (1)(2)

The following tables set forth certain information regarding our scheduled lease expirations for our stabilized portfolio, excluding our residential properties, for the remainder of 2025 and the next five years and by region for the remainder of 2025 and in 2026:

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

Month-to-Month	30	29,252	N/A	N/A	N/A	N/A

Remainder of 2025	17	181,854	1.3%	$10,462	1.3%	$57.53
2026	75	1,117,670	8.3%	52,655	6.7%	47.11
2027	83	1,142,867	8.6%	45,185	5.9%	39.54
2028	74	1,274,358	9.4%	78,052	10.0%	61.25
2029	56	1,281,536	9.5%	69,840	8.9%	54.50
2030	76	1,825,587	13.5%	106,416	13.6%	58.29
Total	381	6,823,872	50.6%	$362,610	46.4%	$53.14

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Rent per Sq. Ft. (3)

2025	Los Angeles	10	30,504	0.1%	$2,045	0.3%	$67.03
	San Diego	2	6,826	0.1%	359	—%	52.61
	San Francisco Bay Area	4	96,035	0.7%	6,312	0.8%	65.73
	Seattle	1	48,489	0.4%	1,746	0.2%	36.01
	Austin	—	—	—%	—	—%	—
	Total	17	181,854	1.3%	$10,462	1.3%	$57.53

2026	Los Angeles	42	507,389	3.8%	$22,098	2.8%	$43.55
	San Diego	8	42,725	0.3%	2,111	0.3%	49.41
	San Francisco Bay Area	11	274,208	2.0%	17,086	2.1%	62.31
	Seattle	14	293,348	2.2%	11,360	1.5%	38.73
	Austin	—	—	—%	—	—%	—
	Total	75	1,117,670	8.3%	$52,655	6.7%	$47.11
________________________
(1)Represents all in-place leases as of September 30, 2025, excluding intercompany leases.
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

Adjusting for leases that have been backfilled or renewed by a subtenant as of September 30, 2025 but not yet commenced, the remaining 2025, 2026, and 2027 expirations would be 124,324, 1,116,398, and 1,136,992 square feet, respectively.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot guarantee that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

Sublease Space
Of our occupied space as of September 30, 2025, approximately 1.8 million rentable square feet, or 10.5% of the square footage in our stabilized portfolio, was available for sublease, primarily in the San Francisco Bay Area, in addition to the rentable square feet currently subleased. Of the approximately 1.8 million rentable square feet available for sublease as of September 30, 2025, no leases are scheduled to expire in 2025 and approximately 117,369 rentable square feet representing two leases are scheduled to expire in 2026.

Capital Recycling Program

We continuously evaluate opportunities for the potential disposition of non-core properties and undeveloped land in our portfolio, or the formation of strategic ventures, with the intent of using the proceeds generated to acquire new operating and development properties, to finance development and redevelopment expenditures, to repay long-term debt, and for other general corporate purposes. We continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add, and strategic operating properties. We historically have focused on markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, and business services. As part of our capital recycling strategy, we may attempt to enter into transactions intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code (“Section 1031 Exchanges”), and other tax deferred transaction structures, when possible, to defer some or all of the taxable gains on the sales, if any, for federal and state income tax purposes. See the “Liquidity and Capital Resources of the Operating Partnership – Liquidity Sources” section for further discussion of our capital recycling activities.

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

Stabilized Redevelopment Projects

During the nine months ended September 30, 2025, we completed and added the following redevelopment projects to our stabilized portfolio:

•4690 Executive Drive, University Towne Center, San Diego, California. In March 2022, we began the phased redevelopment of this property and completed base building components during the third quarter of 2024. This project is comprised of 52,074 square feet of life science space with a total estimated investment of $30.0 million, inclusive of the depreciated basis of the building. We added the building to the stabilized portfolio in the third quarter of 2025 upon reaching one year since substantial completion. The project is 47% leased.

•4400 Bohannon Drive, Menlo Park, California. In December 2022, we began the redevelopment of this property in the Other Peninsula submarket and completed base building components during the third quarter of 2024. This project is comprised of 48,414 square feet of life science space with a total estimated investment of $55.0 million, inclusive of the depreciated basis of the building. We added the building to the stabilized portfolio in the third quarter of 2025 upon reaching one year since substantial completion.

In-Process Development - Tenant Improvement

As of September 30, 2025, we had one development project in the tenant improvement phase:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco and progressed the property to the tenant improvement phase during the first quarter of 2025. The second phase encompasses 871,738 square feet of office and life science space across three buildings with a total estimated investment of $1.0 billion. We expect this property to be added to the stabilized portfolio upon the completion of the 12-month lease up period which is expected to end in the first quarter of 2026. The project is 8% leased.

Future Development Pipeline

As of September 30, 2025, our future development pipeline included eight future projects located in Los Angeles, San Diego, the San Francisco Bay Area, Seattle, and Austin with an aggregate cost basis of approximately $1.5 billion, at which we believe we could develop more than 6.0 million rentable square feet of office space and approximately 1,750 residential units.

The following table sets forth information about our future development pipeline:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs (in millions) (2)

Los Angeles
1633 26th Street (3)	West Los Angeles	190,000	$15.4
San Diego
Santa Fe Summit (3)(4)	56 Corridor	600,000 - 650,000	116.7
2045 Pacific Highway	Little Italy / Point Loma	275,000	61.1
Kilroy East Village	East Village	1,100 units	68.0
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	247.6
Flower Mart	San Francisco CBD	2,300,000	693.3
Seattle
SIX0	Lake Union / Denny Regrade	925,000 and 650 units	201.8
Austin
Stadium Tower	Stadium District / Domain	493,000	76.0
TOTAL:			$1,479.9
________________________
(1)Project scope, including the estimated developable square feet or number of residential units, could change materially from estimates provided due to one or more of the following: significant changes in the economy, market conditions, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes, or project design.
(2)Represents costs incurred, net of municipal bonds proceeds received related to public infrastructure improvements, including accrued liabilities in accordance with GAAP, as of September 30, 2025.
(3)Subject to a signed agreement and non-refundable deposit as of the date of this filing. Both development sites are anticipated to close upon receipt of entitlements, which is expected to occur in 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Capitalized Interest
Average Qualifying Costs	$1,974,224	$1,943,642	$1,918,482	$1,860,982
Capitalized Interest	$22,574	$20,827	$64,455	$61,149

Capitalized Internal Overhead Costs
Development & Redevelopment Projects	$1,948	$3,390	$6,055	$9,332
Capital Improvement Projects	$2,734	$2,082	$7,068	$6,698

Incentive Compensation

Our Executive Compensation Committee determines compensation, including cash bonuses and equity incentives, for our executive officers, as defined in Rule 16 under the Exchange Act. For 2025, the annual cash bonus program was structured to allow the Executive Compensation Committee to evaluate the Company’s performance against pre-established goals under a variety of key quantitative and qualitative metrics at the end of the year and make a determination based on the Company’s and management’s overall performance. Our Executive Compensation Committee also grants equity incentive awards from time to time that include performance-based and/or market-measure-based vesting requirements and time-based vesting requirements. As a result, accrued incentive compensation and compensation expense for future awards may be affected by our operating and development performance, financial results, stock price, market conditions, liquidity measures, and other factors. Consequently, we cannot predict the amounts that will be recorded in future periods related to such incentive compensation.

As of September 30, 2025, there was approximately $32.8 million of total unrecognized compensation costs related to outstanding nonvested RSUs granted under share-based compensation arrangements. Such amount is based in part upon the estimated future outcome of the performance metrics as of September 30, 2025, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.9 years. The $32.8 million of unrecognized compensation cost does not reflect the future compensation costs for any share-based awards that may be granted subsequent to September 30, 2025. Share-based compensation expense for potential future awards could be affected by our operating and development performance, financial results, stock price, market conditions, and other factors. For additional information regarding our equity incentive awards, see Note 8 “Share-Based Compensation” to our consolidated financial statements included in this report.

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Property Portfolio – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2024 and still owned and included in the stabilized portfolio as of September 30, 2025, including our three residential properties in Hollywood and Del Mar, California;

•Re/Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, and expenses for certain of our future development projects and the results generated by the two stabilized redevelopment properties that were added to the stabilized portfolio in the third quarter of 2025;

•Acquisition Properties – includes the results, from the date of acquisition through the periods presented, for the one property acquired in the third quarter of 2024 and the one property acquired in the third quarter of 2025; and

•Disposition Properties – includes the results of the one property disposed of in the second quarter of 2025, and the one property, comprised of four buildings, disposed of in the third quarter of 2025.

The following table sets forth certain information regarding the property groups within our stabilized office portfolio as of September 30, 2025:

Group	# of Buildings	Rentable Square Feet
Same Property Portfolio	116	16,301,182
Re/Development Properties (1)	2	100,488
Acquisition Properties	3	410,097
Total Stabilized Portfolio	121	16,811,767
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development projects, and future development projects.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following table summarizes our Net Operating Income for our total portfolio for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$156,220	$52,378	$103,842	198.3%
Net income attributable to noncontrolling common units of the Operating Partnership	1,524	509	1,015	199.4%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,538	4,786	(248)	(5.2)%
Net income	$162,282	$57,673	$104,609	181.4%
Unallocated expense (income):
Lease termination fees (1)	(309)	(1,461)	1,152	(78.9)%
General and administrative expenses	18,247	17,981	266	1.5%
Leasing costs	2,610	2,353	257	10.9%
Depreciation and amortization	87,487	91,879	(4,392)	(4.8)%
Interest income	(3,119)	(9,688)	6,569	(67.8)%
Interest expense	32,152	36,408	(4,256)	(11.7)%
Other income (expense)	(91)	85	(176)	(207.1)%
Gains on sales of depreciable operating properties	(110,484)	—	(110,484)	100.0%
Net Operating Income	$188,775	$195,230	$(6,455)	(3.3)%
____________________
(1)Commencing January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition.

The following tables summarize our Net Operating Income for our total portfolio for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025					2024
	Same Property	Re/Develop- ment	Acquisi- tion	Disposi- tion	Total	Same Property	Re/Develop- ment	Acquisi- tion	Disposi- tion	Total
	(in thousands)
Operating revenues:
Rental income (1)	$263,874	$33	$2,597	$8,096	$274,600	$273,415	$82	$64	$10,929	$284,490
Other property income	4,598	236	1	—	4,835	3,825	115	—	47	3,987
Total	268,472	269	2,598	8,096	279,435	277,240	197	64	10,976	288,477
Property and related expenses:
Property expenses	59,993	345	656	770	61,764	62,288	218	10	1,077	63,593
Real estate taxes	23,789	720	234	1,135	25,878	24,799	601	—	1,277	26,677
Ground leases	3,018	—	—	—	3,018	2,977	—	—	—	2,977
Total	86,800	1,065	890	1,905	90,660	90,064	819	10	2,354	93,247
Net Operating Income	$181,672	$(796)	$1,708	$6,191	$188,775	$187,176	$(622)	$54	$8,622	$195,230
____________________
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition. The three months ended September 30, 2025 and 2024 excludes $0.3 million and $1.5 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

	Three Months Ended September 30, 2025 as compared to the Three Months Ended September 30, 2024
	Same Property		Re/Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income (1)	$(9,541)	(3.5)%	$(49)	(59.8)%	$2,533	NM*	$(2,833)	(25.9)%	$(9,890)	(3.5)%
Other property income	773	20.2%	121	105.2%	1	100.0%	(47)	(100.0)%	848	21.3%
Total	(8,768)	(3.2)%	72	36.5%	2,534	NM*	(2,880)	(26.2)%	(9,042)	(3.1)%
Property and related expenses:
Property expenses	(2,295)	(3.7)%	127	58.3%	646	NM*	(307)	(28.5)%	(1,829)	(2.9)%
Real estate taxes	(1,010)	(4.1)%	119	19.8%	234	100.0%	(142)	(11.1)%	(799)	(3.0)%
Ground leases	41	1.4%	—	—%	—	—%	—	—%	41	1.4%
Total	(3,264)	(3.6)%	246	30.0%	880	NM*	(449)	(19.1)%	(2,587)	(2.8)%
Net Operating Income	$(5,504)	(2.9)%	$(174)	(28.0)%	$1,654	NM*	$(2,431)	(28.2)%	$(6,455)	(3.3)%
____________________
* Percentage not meaningful.
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. The three months ended September 30, 2025 and 2024 excludes $0.3 million and $1.5 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

Net Operating Income decreased $6.5 million, or 3.3%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily resulting from:

•A decrease in Net Operating Income of $5.5 million, or 2.9%, attributable to the Same Property portfolio, which was driven by the following activity:

•A decrease in total operating revenues of $8.8 million, or 3.2%, primarily due to a(n):

•$4.2 million decrease in settlement and restoration fee income;

•$2.7 million decrease in net base rent, primarily due to a $5.1 million decrease due to lease expirations and a $1.2 million decrease in cash rent due to newly commenced leases with rent abatements mainly in the San Diego, San Francisco Bay Area, and Los Angeles regions, partially offset by a $3.6 million increase from higher rates;

•$1.6 million decrease in amortization of deferred income and tenant funded improvements, mainly resulting from tenant move outs;

•$1.2 million decrease in revenue associated with tenant creditworthiness considerations that resulted in higher non-recurring charges in 2025; and

•$0.8 million decrease in straight-line rent, primarily due to aging leases where cash rent now exceeds GAAP rent on a straight-line basis, partially offset by the above-mentioned $1.2 million increase due to newly commenced leases with rent abatements.

Partially offset by:

•$1.3 million increase in revenues, primarily from contractual and transient parking; and

•$0.4 million increase in revenues from recoverable operating expenses.

•A decrease in property and related expenses of $3.3 million, or 3.6%, primarily due to a(n):

•$2.3 million decrease in property expenses, primarily due to a decrease in insurance premiums, repairs and maintenance, and residential expenses; and

•$1.0 million decrease in real estate taxes, primarily due to a net increase in refunds of $1.3 million received in 2025, partially offset by a $0.3 million increase resulting from higher assessed property values.

•A decrease in Net Operating Income of $2.4 million, or 28.2%, attributable to the Disposition Properties; and

•A decrease in Net Operating Income of $0.2 million, or 28.0%, attributable to the Re/Development Properties.

Partially offset by:

•An increase in Net Operating Income of $1.7 million, attributable to the Acquisition Properties.

Unallocated Expenses and Income

Lease Termination Fees

Lease termination fees decreased $1.2 million, or 78.9%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a lease termination fee recognized for one tenant in 2024 in the San Diego region.

General and Administrative Expenses

General and administrative expenses remained generally consistent for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization decreased $4.4 million, or 4.8%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the following:

•A decrease of $4.6 million attributable to the Same Property Portfolio; and

•A decrease of $2.2 million attributable to the Disposition Properties; partially offset by

•An increase of $2.4 million attributable to the Acquisition Properties.

Interest Income

Interest income decreased $6.6 million, or 67.8%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to carrying lower balances in our interest-bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$54,726	$57,235	$(2,509)	(4.4)%
Capitalized interest	(22,574)	(20,827)	(1,747)	8.4%
Interest expense	$32,152	$36,408	$(4,256)	(11.7)%

Average Qualifying Costs	$1,974,224	$1,943,642	$30,582	1.6%
Weighted Average Interest and Loan Fee Amortization Rate	4.54%	4.42%		0.12%

Gross interest expense, before the effect of capitalized interest, decreased $2.5 million, or 4.4%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a decrease in the average outstanding debt balance for the three months ended September 30, 2025.

Capitalized interest increased $1.7 million, or 8.4%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase in the average aggregate cost basis on in-process development and redevelopment projects and future development pipeline projects as well as the weighted average interest rate during the three months ended September 30, 2025. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships remained generally consistent for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The amounts reported for the three months ended September 30, 2025 and 2024 are comprised of the share of net income attributable to noncontrolling interests for 100 First LLC, 303 Second LLC, and Redwood LLC. See Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

The following table summarizes our Net Operating Income for our total portfolio for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$263,677	$151,509	$112,168	74.0%
Net income attributable to noncontrolling common units of the Operating Partnership	2,562	1,469	1,093	74.4%
Net income attributable to noncontrolling interests in consolidated property partnerships	19,292	14,942	4,350	29.1%
Net income	$285,531	$167,920	$117,611	70.0%
Unallocated expense (income):
Lease termination fees (1)	(11,569)	(4,597)	(6,972)	151.7%
General and administrative expenses	53,623	54,097	(474)	(0.9)%
Leasing costs	7,760	6,751	1,009	14.9%
Depreciation and amortization	262,231	267,061	(4,830)	(1.8)%
Interest income	(4,765)	(32,962)	28,197	(85.5)%
Interest expense	94,144	112,042	(17,898)	(16.0)%
Other income (expense)	(124)	499	(623)	(124.8)%
Gains on sales of depreciable operating properties	(127,038)	—	(127,038)	100.0%
Net Operating Income	$559,793	$570,811	$(11,018)	(1.9)%
____________________
(1)Commencing January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition.

The following tables summarize our Net Operating Income for our total portfolio for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025					2024
	Same Property	Re/Develop- ment	Acquisi- tion	Disposi- tion	Total	Same Property	Re/Develop- ment	Acquisi- tion	Disposi- tion	Total
	(in thousands)
Operating revenues:
Rental income (1)	$781,299	$295	$5,721	$27,340	$814,655	$798,084	$1,039	$64	$32,976	$832,163
Other property income	13,395	676	1	184	14,256	12,075	303	—	112	12,490
Total	794,694	971	5,722	27,524	828,911	810,159	1,342	64	33,088	844,653
Property and related expenses:
Property expenses	173,638	1,075	1,176	3,164	179,053	175,978	745	10	3,459	180,192
Real estate taxes	74,663	2,247	447	3,651	81,008	79,612	1,543	—	3,770	84,925
Ground leases	9,057	—	—	—	9,057	8,725	—	—	—	8,725
Total	257,358	3,322	1,623	6,815	269,118	264,315	2,288	10	7,229	273,842
Net Operating Income	$537,336	$(2,351)	$4,099	$20,709	$559,793	$545,844	$(946)	$54	$25,859	$570,811
____________________
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition. The nine months ended September 30, 2025 and 2024 excludes $11.6 million and $4.6 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

	Nine Months Ended September 30, 2025 as compared to the Nine Months Ended September 30, 2024
	Same Property		Re/Development		Acquisition		Disposition		Total
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
	($ in thousands)
Operating revenues:
Rental income (1)	$(16,785)	(2.1)%	$(744)	(71.6)%	$5,657	NM*	$(5,636)	(17.1)%	$(17,508)	(2.1)%
Other property income	1,320	10.9%	373	123.1%	1	100.0%	72	64.3%	1,766	14.1%
Total	(15,465)	(1.9)%	(371)	(27.6)%	5,658	NM*	(5,564)	(16.8)%	(15,742)	(1.9)%
Property and related expenses:
Property expenses	(2,340)	(1.3)%	330	44.3%	1,166	NM*	(295)	(8.5)%	(1,139)	(0.6)%
Real estate taxes	(4,949)	(6.2)%	704	45.6%	447	100.0%	(119)	(3.2)%	(3,917)	(4.6)%
Ground leases	332	3.8%	—	—%	—	—%	—	—%	332	3.8%
Total	(6,957)	(2.6)%	1,034	45.2%	1,613	NM*	(414)	(5.7)%	(4,724)	(1.7)%
Net Operating Income	$(8,508)	(1.6)%	$(1,405)	(148.5)%	$4,045	NM*	$(5,150)	(19.9)%	$(11,018)	(1.9)%
____________________
* Percentage not meaningful.
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. The nine months ended September 30, 2025 and 2024 excludes $11.6 million and $4.6 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

Net Operating Income decreased $11.0 million, or 1.9%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily resulting from:

•A decrease in Net Operating Income of $8.5 million, or 1.6%, attributable to the Same Property portfolio, which was driven by the following activity:

•A decrease in total operating revenues of $15.5 million, or 1.9%, primarily due to a(n):

•$13.0 million decrease in straight-line rent, primarily due to the burn-off of $4.9 million in abated rent, mainly in the San Francisco Bay Area, Los Angeles, and San Diego regions, and aging leases where cash rent now exceeds GAAP rent on a straight-line basis;

•$3.5 million decrease in amortization of deferred revenue and tenant funded improvements, mainly resulting from tenant move outs;

•$2.6 million decrease in revenues from recoverable operating expenses;

•$2.6 million decrease in settlement and restoration fee income; and

• $1.9 million decrease in net base rent, primarily due to a $16.4 million decrease due to lease expirations, partially offset by a $9.6 million increase from higher rates and the $4.9 million increase in cash rent due to the burn-off of abated rent mentioned above.

Partially offset by:

•$6.2 million increase in revenue associated with tenant creditworthiness considerations that resulted in higher non-recurring charges in 2024; and

•$1.9 million increase in revenues primarily from transient parking and residential income.

•A decrease in property and related expenses of $7.0 million, or 2.6%, primarily due to a(n):

•$5.0 million decrease in real estate taxes, primarily due to a net increase in refunds of $2.6 million received in 2025 and a $2.4 million decrease resulting from lower assessed property values; and

•$2.0 million decrease in property expenses, primarily due to a decrease in insurance premiums and residential expenses.

•A decrease in Net Operating Income of $5.2 million, or 19.9%, attributable to the Disposition Properties; and

•A decrease in Net Operating Income of $1.4 million, or 148.5%, attributable to the Re/Development Properties.

Partially offset by:

•An increase in Net Operating Income of $4.0 million, attributable to the Acquisition Properties.

Unallocated Expenses and Income

Lease Termination Fees

Lease termination fees increased $7.0 million, or 151.7%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a lease termination fee recognized for one tenant in 2025 in the San Francisco Bay Area region.

General and Administrative Expenses

General and administrative expenses remained generally consistent, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

Leasing Costs

Leasing costs increased $1.0 million, or 14.9%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase in development leasing and leasing overhead during the nine months ended September 30, 2025.

Depreciation and Amortization

Depreciation and amortization decreased $4.8 million, or 1.8%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the following:

•A decrease of $6.6 million attributable to the Same Property Portfolio, primarily due to early lease terminations and fully depreciated assets; and

•A decrease of $2.9 million attributable to Disposition Properties; partially offset by

•An increase of $4.5 million attributable to Acquisition Properties; and

•An increase of $0.2 million attributable to the Re/Development Properties.

Interest Income

Interest income decreased $28.2 million, or 85.5%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to carrying lower balances in our interest-bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$158,599	$173,191	$(14,592)	(8.4)%
Capitalized interest	(64,455)	(61,149)	(3,306)	5.4%
Interest expense	$94,144	$112,042	$(17,898)	(16.0)%

Average Qualifying Costs	$1,918,482	$1,860,982	$57,500	3.1%
Weighted Average Interest and Loan Fee Amortization Rate	4.49%	4.44%		0.05%

Gross interest expense, before the effect of capitalized interest, decreased $14.6 million, or 8.4%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a decrease in the average outstanding debt balance for the nine months ended September 30, 2025.

Capitalized interest increased $3.3 million, or 5.4%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase in the average aggregate cost basis on in-process development and redevelopment projects and future development pipeline projects during the nine months ended September 30, 2025. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $4.4 million, or 29.1%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to lease termination fee income from one tenant in 2025. The amounts reported for the nine months ended September 30, 2025 and 2024 are comprised of the share of net income attributable to noncontrolling interests for 100 First LLC, 303 Second LLC, and Redwood LLC. See Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flows from operations, borrowings available under its unsecured revolving credit facility, and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company to make dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the nine months ended September 30, 2025 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of September 30, 2025, we had approximately $372.4 million in cash and cash equivalents and $1.1 billion available under our unsecured revolving credit facility. We believe that our available liquidity makes us well positioned to navigate any additional future uncertainties. In addition, the Company is a well-known, seasoned issuer and has historically been able to raise capital on a timely basis in the public markets, as well as the private markets. Any future financings, however, will depend on market conditions for both capital raises and the investment of such proceeds and there can be no assurances that we will successfully obtain such financings.

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

On September 16, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend is payable to stockholders of record on September 30, 2025 and a corresponding cash distribution of $0.54 per Operating Partnership unit is payable to holders of the Operating Partnership’s common limited partnership interests of record on September 30, 2025, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 8, 2025 were $64.5 million.

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

Capitalization

As of September 30, 2025, our total debt as a percentage of total market capitalization was 47.8%, which was calculated based on the closing price per share of the Company’s common stock of $42.25 on September 30, 2025 as shown in the following table:

	Shares / Units at September 30, 2025	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		($ in thousands)
Debt: (1)(2)
Unsecured Term Loan Facility due 2026 (3)		$200,000	2.1%
Unsecured Senior Notes Series A & B due 2026		250,000	2.6%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.6%
Unsecured Senior Notes due 2031		350,000	3.6%
Unsecured Senior Notes due 2028 (4)		400,000	4.1%
Unsecured Senior Notes due 2029		400,000	4.1%
Unsecured Senior Notes due 2030		500,000	5.2%
Unsecured Senior Notes due 2032 (4)		425,000	4.4%
Unsecured Senior Notes due 2033 (4)		450,000	4.7%
Unsecured Senior Notes due 2035		400,000	4.1%
Unsecured Senior Notes due 2036		400,000	4.1%
Secured debt		602,026	6.2%
Total debt		$4,627,026	47.8%
Equity and Noncontrolling Interests in the Operating Partnership: (5)
Common limited partnership units outstanding (6)	1,150,574	$48,612	0.5%
Shares of common stock outstanding	118,304,079	4,998,347	51.7%
Total Equity and Noncontrolling Interests in the Operating Partnership		$5,046,959	52.2%
Total Market Capitalization		$9,673,985	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2025: $26.1 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt and $11.4 million of unamortized discounts for the unsecured senior notes.
(2)    As of September 30, 2025, there was no outstanding balance on the unsecured revolving credit facility.
(3)    During the three months ended September 30, 2025, we elected to extend the maturity date by 12 months to October 3, 2026. The maturity date may be extended by an additional 12-month period, at the Operating Partnership’s election.
(4)    Green bond.
(5)    Value based on closing price per share of our common stock of $42.25, as of September 30, 2025.
(6)    Includes common units of the Operating Partnership not owned by the Company. Excludes noncontrolling interests in consolidated property partnerships.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we,” “our,” and “us” refer to the Operating Partnership or the Operating Partnership and the Company together, as the context requires.

General

Our primary liquidity sources and uses are as follows:

Liquidity Sources

•Net cash flows from operations;
•Proceeds from additional secured or unsecured debt financings;
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

Liquidity Sources

Unsecured Senior Notes - Registered Public Offering

In August 2025, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of an initial issuance discount of $4.0 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on October 15, 2035, require semi-annual interest payments each April and October based on a stated annual interest rate of 5.875%. The Operating Partnership may redeem the notes at any time, either in whole or in part, subject to the payment of an early redemption premium with respect to redemptions prior to July 15, 2035. On or after July 15, 2035, the Operating Partnership may redeem the notes at any time, either in whole or in part, at par. In September 2025, the Operating Partnership used the net proceeds from the issuance of the $400.0 million 5.875% unsecured senior notes to redeem the $400.0 million aggregate principal amount of our outstanding 4.375% unsecured senior notes.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility as of September 30, 2025 and December 31, 2024:

	Unsecured Revolving Credit Facility
	September 30, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.44%	5.69%
Facility fee-annual rate (3)	0.250%
Unamortized deferred financing costs (3)	$10,035	$12,692
Maturity date (4)	July 31, 2028
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of September 30, 2025 and December 31, 2024. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (“Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of September 30, 2025 and December 31, 2024. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
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

The Operating Partnership intends to borrow under the unsecured revolving credit facility from time to time for general corporate purposes, including, to finance development and redevelopment expenditures, to fund potential acquisitions, to repay long-term debt, and to supplement cash balances in response to market conditions.

The following table summarizes the balance and terms of our 2024 Term Loan Facility as of September 30, 2025:

	2024 Term Loan Facility
	September 30, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings (1)	$200,000	$200,000
Interest rate (2)	5.46%	5.70%
Unamortized deferred financing costs (3)	$368	$1,229
Maturity date (4)	October 3, 2026	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million as of September 30, 2025 and December 31, 2024, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of September 30, 2025 and December 31, 2024.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024, which remain to be amortized through the maturity date of the 2024 Term Loan Facility. Additionally, in connection with extending the maturity date, we incurred additional costs which remain to be amortized through the extended maturity date of the 2024 Term Loan Facility.
(4)During the three months ended September 30, 2025, we exercised our option to extend the maturity date by 12 months to October 3, 2026. The maturity date may be extended by an additional 12-month period, at the Operating Partnership’s election.

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

In connection with our capital recycling strategy, during the nine months ended September 30, 2025, we completed the sale of two operating properties, comprised of five buildings, in two transactions to unaffiliated third parties for gross proceeds totaling approximately $405.0 million. Additionally, during the nine months ended September 30, 2025, we acquired one operating property, comprised of one building, in one transaction for a cash purchase price of $205.3 million. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including, but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions), and our ability to absorb or defer some or all of the taxable gains on the sales. We cannot assure that we will dispose of any additional properties, enter into any additional strategic ventures, or that we will be able to effect a Section 1031 Exchange or be able to use other tax deferred structures in connection with our strategy. In the event we are unable to complete dispositions as planned, we may raise capital through other sources of liquidity including our available unsecured revolving credit facility or the public or private issuance of unsecured debt.

Shelf Registration Statement

The Company is a well-known, seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, depository shares, warrants, and guarantees of debt securities and by the Operating Partnership of its debt securities, in each case in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing, and capital needs. Capital raising could be more challenging under current market conditions as uncertainty related to interest rates, inflation rates, economic outlook, geopolitical events, and other factors have contributed and may continue to contribute to significant volatility and negative pressures in financial markets. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes. On July 29, 2025, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became immediately effective upon filing.

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program (the “2024 ATM Program”), we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at September 30, 2025. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

Liquidity Uses

Contractual Obligations

Refer to our 2024 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the nine months ended September 30, 2025.

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

Development

We believe we may spend between $50.0 million to $100.0 million on development projects throughout the remainder of 2025. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts, or on the timelines currently contemplated, or at all.

Potential Future Acquisitions

As discussed in the section “—Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add, and strategic operating properties and land, dependent on market conditions and business cycles, among other factors. We focus on growth opportunities primarily in markets populated by knowledge and creative based tenants in a variety of industries, including technology, media, healthcare, life sciences, and business services. We expect that any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures, or through the assumption of existing debt, although there can be no assurance in this regard.

We cannot provide assurance that we will enter into any agreements to acquire properties or undeveloped land, or that potential acquisitions contemplated by any agreements we may enter into in the future will be completed.

Debt Maturities

Our next debt maturities include the $250.0 million series A and B unsecured senior notes, which mature in July and October 2026, respectively, the $200.0 million term loan facility, which matures in October 2026 (before the exercise of the remaining 12-month extension option), and the $150.0 million secured mortgage loan due December 2026. We believe our conservative leverage, staggered debt maturities, and our unsecured revolving credit facility provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we believe we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities. However, we can provide no assurance that we will have access to the public or private debt or equity markets in the future on favorable terms or at all. We may, however, repurchase certain of our unsecured senior notes from time to time prior to maturity (depending on prevailing market conditions, our liquidity, contractual restrictions, and other factors) through cash purchases, open-market purchases, privately negotiated transactions, tender offers, or otherwise.

Unsecured and Secured Debt

The aggregate principal amount of the unsecured and secured debt of the Operating Partnership outstanding as of September 30, 2025 was as follows:

Aggregate Principal Amount Outstanding
(in thousands)
Unsecured Term Loan Facility due 2026 (1)	$200,000
Unsecured Senior Notes Series A & B due 2026	250,000
Unsecured Senior Notes Series A & B due 2027 & 2029	250,000
Unsecured Senior Notes due 2031	350,000
Unsecured Senior Notes due 2028 (2)	400,000
Unsecured Senior Notes due 2029	400,000
Unsecured Senior Notes due 2030	500,000
Unsecured Senior Notes due 2032 (2)	425,000
Unsecured Senior Notes due 2033 (2)	450,000
Unsecured Senior Notes due 2035	400,000
Unsecured Senior Notes due 2036	400,000
Secured Debt	602,026
Total Unsecured and Secured Debt (3)	4,627,026
Less: Unamortized Net Discounts and Deferred Financing Costs (4)	(37,515)
Total Debt, Net	$4,589,511
________________________
(1)The maturity date may be extended by one 12-month period, at the Operating Partnership’s election.
(2)Green bond.
(3)As of September 30, 2025, there was no outstanding balance on the unsecured revolving credit facility.
(4)Includes $26.1 million of unamortized deferred financing costs on the unsecured term loan facility, unsecured senior notes, and secured debt and $11.4 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in Prepaid expenses and other assets, net on our consolidated balance sheets.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt as of September 30, 2025 and December 31, 2024 was as follows:

	Percentage of Total Debt (1)(2)		Weighted Average Interest Rate (1)(2)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Secured vs. unsecured:
Unsecured	87.0%	86.9%	4.2%	4.0%
Secured	13.0%	13.1%	5.1%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	4.3%	4.3%	5.5%	5.7%
Fixed-rate (3)	95.7%	95.7%	4.2%	4.1%
Stated rate			4.3%	4.2%
Effective rate (3)			4.6%	4.5%
________________________
(1)    As of the end of the period presented.
(2)    As of September 30, 2025 and December 31, 2024, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Includes the impact of an unused facility fee, amortization of deferred financing costs, and amortization of premiums/discounts. .

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

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. The Operating Partnership was in compliance with all of its financial covenants as of September 30, 2025. Our current expectation is that the Operating Partnership will continue to meet the requirements of its financial covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is as follows:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$457,235	$432,912	$24,323	5.6%
Net cash used in investing activities	(10,919)	(133,548)	122,629	(91.8)%
Net cash used in financing activities	(239,590)	(184,132)	(55,458)	30.1%
Net increase in cash and cash equivalents	$206,726	$115,232	$91,494	79.4%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development projects and related financing activities, and other general and administrative costs. See additional information under the caption “—Results of Operations.” Our net cash provided by operating activities increased by $24.3 million, or 5.6%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase in accrued property taxes payable during the nine months ended September 30, 2025, as well as the settlement of the retirement liability associated with our former CEO, who departed the Company in early 2024, during the nine months ended September 30, 2024, partially offset by a decrease in interest accruals due to the net repayment of unsecured debt during the nine months ended September 30, 2025.

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, and recurring and nonrecurring capital expenditures for our operating properties, net of proceeds received from dispositions of real estate assets. Our net cash used in investing activities decreased by $122.6 million, or 91.8%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to higher net proceeds from our capital recycling program and a reduction in expenditures for development and redevelopment projects during the nine months ended September 30, 2025, partially offset by the maturity of certificates of deposit during the nine months ended September 30, 2024.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. Our net cash used in financing activities increased by $55.5 million, or 30.1%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to increased repayments of unsecured debt, partially offset by a decrease in financing costs incurred during the nine months ended September 30, 2025.

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

The following table presents our FFO for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income available to common stockholders	$156,220	$52,378	$263,677	$151,509
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	1,524	509	2,562	1,469
Net income attributable to noncontrolling interests in consolidated property partnerships	4,538	4,786	19,292	14,942
Depreciation and amortization of real estate assets	86,080	90,243	258,058	262,292
Gains on sales of depreciable operating properties	(110,484)	—	(127,038)	—
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(7,317)	(7,468)	(27,789)	(23,454)
Funds From Operations (1)(2)	$130,561	$140,448	$388,762	$406,758
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders, and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.6 million and $4.2 million for the three months ended September 30, 2025 and 2024, respectively, and $11.1 million and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2025, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2025, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table reflects our purchases of common stock during each of the three months in the three-month period ended September 30, 2025:

Period	Total Number of Shares of Stock Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	—
August 1, 2025 - August 31, 2025	—	—	—	—
September 1, 2025 - September 30, 2025	4,883	44.18	—	—
Total	4,883	$44.18	—	—
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

(a).None
(b).None
(c).During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2025.

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
Merryl E. Werber Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2025.

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