Form 10-K
period 2025-12-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2026-02-11
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Kilroy Realty Corporation  Yes ☐  No  ☒    Kilroy Realty, L. P.  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting shares of common stock held by non-affiliates of Kilroy Realty Corporation was approximately $4,045,451,305 based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2025.

There is no public trading market for the common units of limited partnership interest of Kilroy Realty, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Kilroy Realty, L.P. cannot be determined.

As of February 6, 2026, 118,503,054 shares of Kilroy Realty Corporation’s common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Kilroy Realty Corporation’s Proxy Statement with respect to its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2025, the Company owned an approximate 99.1% common general partnership interest in the Operating Partnership. The remaining approximate 0.9% common limited partnership interests are owned by non-affiliated investors. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control.

We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the Company’s business, and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Company, which the Company generally contributes to the Operating Partnership in exchange for units of partnership interest, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, the incurrence of indebtedness, or the issuance of units of partnership interest.

The presentation of noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The differences between stockholders’ equity, partners’ capital, and noncontrolling interests result from the differences in the equity issued by the Company and the Operating Partnership.

We believe combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report results in the following benefits:

•Better reflects how management and the analyst community view the business as a single operating unit;

•Enhances investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•Creates efficiencies for the Company and the Operating Partnership and result in savings in time, effort, and expense; and

•Creates efficiencies for investors by reducing duplicative disclosure and providing a single document for their review.

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

ITEM 1.    BUSINESS

The Company

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science, and mixed-use property types in the United States. Our approach to modern business environments is designed to drive creativity and productivity for some of the world’s leading technology, media, life science, and business services companies and we have been consistently recognized for our leadership in sustainability and building operations. We own, develop, acquire, and manage real estate assets, consisting primarily of premier office and life science properties in the San Francisco Bay Area, Los Angeles, Seattle, San Diego, and Austin, which are markets we believe have strategic advantages and strong barriers to entry. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

We own our interests in all of our real estate assets through the Operating Partnership and conduct substantially all of our operations through the Operating Partnership, of which we owned an approximate 99.1% common general partnership interest as of December 31, 2025. The remaining approximate 0.9% common limited partnership interest in the Operating Partnership as of December 31, 2025 was owned by non-affiliated investors. With the exception of the Operating Partnership and property partnerships that we consolidate, all of our subsidiaries are wholly-owned.

Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any.

Our stabilized portfolio of operating properties was comprised of the following at December 31, 2025:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office Properties (2)	121	16,292,164	438	81.6%
________________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2025 Average Occupancy
Stabilized Residential Properties	3	1,001	94.1%

As of December 31, 2025, the following properties and projects were excluded from our stabilized portfolio:

	Number of Properties / Projects	Actual / Estimated Rentable Square Feet (1)
Properties held for sale (2)	1	427,764
In-process development project - tenant improvement	1	871,738
________________________
(1)For the property classified as held for sale, represents actual rentable square feet and consists of three buildings. For the in-process development project in the tenant improvement phase, represents estimated rentable square feet upon completion.
(2)See Note 4 “Dispositions and Held For Sale” to our consolidated financial statements included in this report for additional information.

Our stabilized portfolio also excludes our future development pipeline, which, as of December 31, 2025, was comprised of eight potential future development sites.

Business and Growth Strategies

Growth Strategies.  We believe that a number of strategies will enable us to continue to achieve our objectives of long-term sustainable growth in Net Operating Income (defined below), FFO (defined below), and the maximization of long-term stockholder value, including:
•Operating strategies;
•Capital recycling strategies;
•Development and redevelopment strategies;
•Financing strategies; and
•Sustainability strategies.

Net Operating Income (“NOI”) is defined as consolidated operating revenues (rental income and other property income) less consolidated operating expenses (property expenses, real estate taxes and ground leases). “FFO” is Funds From Operations available to common stockholders and common unitholders calculated in accordance with the 2018 Restated White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”). (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” and “—Non-GAAP Supplemental Financial Measures: Funds From Operations” for a reconciliation of these measures to generally accepted accounting principles (“GAAP”) net income available to common stockholders.)

Operating Strategies.  We focus on enhancing our long-term sustainable growth in operating income and cash flow from our properties by:
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

Development and Redevelopment Strategies. We and our predecessors have developed commercial real estate on the West Coast since 1947. We execute on our development and redevelopment strategies by:
•developing or redeveloping assets in highly populated, amenity rich, supply-constrained locations that are attractive to a broad array of tenants;

•maintaining a disciplined approach and commencing development only when appropriate based on market conditions, focusing on pre-leasing, developing in stages / phasing, and cost control; and
•self-funding our development and redevelopment activities primarily through internally generated free cash flows and/or selective disposition activity;
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
•maximizing our access to a variety of public and private capital sources;
•maintaining a staggered debt maturity schedule to limit risk exposure at any particular point in the capital and credit market cycles;
•completing financing in advance of capital needs;
•managing interest rate exposure by primarily financing on a fixed-rate basis; and
•maintaining an investment grade credit rating.

We utilize multiple sources of capital, including net cash flows from operations, borrowings under our unsecured revolving credit facility and our unsecured term loan facility, proceeds from the issuance of public or private debt or equity securities, other bank and/or institutional borrowings, and our capital recycling program.

Sustainability Strategies. Our longstanding leadership in sustainability in real estate is globally recognized, and our commitment to sustainable operations remains strong. Our vision is to improve the environmental and social performance of our portfolio and Company, while delivering long term value to our tenants, employees, communities, and shareholders. Our Board of Directors, through the Corporate Social Responsibility and Sustainability Committee (the “CSR&S Committee”) in conjunction with management, currently oversee and advance our corporate social responsibility and sustainability initiatives. Our Board of Directors and management recognize that community engagement and sustainable operations benefit our investors, tenants, and other stakeholders and are key to preserving our value and credibility.

As a result of our commitment to sustainability, we have consistently received high rankings in sustainability performance by the Global Real Estate Sustainability Benchmark (“GRESB”). In 2025, we were proud to earn the highly competitive GRESB 5 Star designation for standing investments, and to be named the Regional Sector Leader in the Americas for development (technology/science). We maintain a longstanding relationship with the U.S. EPA ENERGY STAR® Program, and, as of December 31, 2025, we have achieved the most ENERGY STAR NextGen certifications of any building owner following the launch of this new certification program in 2024. We are listed on the U.S. EPA’s National Top 100 green power users. We have also been included on Newsweek’s list of America’s Most Responsible Companies since 2020, and in 2024, we were awarded the Green Lease Leader of the Decade award.

We manage our properties to offer the maximum degree of utility and operational efficiency to our tenants. Reducing energy use year over year is an ongoing aspect of our operational strategy. We pursue a variety of strategies to drive energy efficiency across the portfolio, such as utility use monitoring, systematic energy auditing, mechanical, lighting, and other building upgrades, optimizing operations and engaging tenants. We collaborate with our tenants on efforts to reduce their energy and water consumption and increase recycling diversion and compost rates. Many of our existing and prospective tenants have ambitious sustainability targets of their own, and we engage with tenants on a range of sustainability topics throughout each year. We aim to incorporate green lease language into all of our new leases, and the majority of our leases also include a cost recovery clause for resource-efficiency related capital expenditures. Green leases (also known as aligned leases, high performance leases or energy efficient leases) aim to align the financial and energy incentives of building owners and tenants so they can work together to save money, conserve resources, and ensure the efficient operation of buildings. We have received the Institute for Market Transformation’s (“IMT’s”) Green Lease Leaders award for 12 consecutive years.

We build our new development and redevelopment projects to Leadership in Energy and Environmental Design (“LEED”) specifications. All of our new office and life science development projects pursue LEED certification, at the Platinum or Gold level. In 2025, we completed two LEED Gold certifications covering over 900,000 square feet of development projects.

We identify climate change as a risk to our Company, its tenants, and our other stakeholders. These risks may include transitional risks such as policy, market, technology, and reputational concerns, as well as physical risks, and are a focus area for the Board of Directors and management. Climate-related risks are governed by the Board of Directors through the CSR&S Committee and by management through the ESG Steering Committee which includes members from Asset Management, Development & Construction, Finance, Accounting, Human Resources, Investments, Leasing, Legal, and Sustainability. We are proud to have achieved carbon neutral operations since 2020. This means that the entirety of our Scope 1 and Scope 2 emissions, and Scope 3 downstream leased assets emissions are offset through a combination of energy efficiency measures, onsite and offsite renewables, renewable energy credits (RECs), and verified carbon offsets. Our annual sustainability report includes additional detail on our carbon neutral operations strategy, other voluntary sustainability goals, as well as portfolio-wide energy, carbon, water, and waste data which are subject to a limited assurance process conducted by an independent third party.

Significant Tenants

Our modern business environments foster creativity and productivity for top global technology, life science and healthcare, and media companies. Technology companies accounted for 51% of our office portfolio annualized base rental revenues as of December 31, 2025, and this category spans a wide array of sectors such as software, social media, hardware, cloud computing, internet media, and technology services. Annualized base rental revenue is calculated as the annualized monthly contractual rents from existing tenants in occupancy, including the impact of straight-lining rent escalations and the amortization of free rent periods and excluding the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below-market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. As of December 31, 2025, our 20 largest tenants in terms of annualized base rental revenues represented approximately 53.7% of our total annualized base rental revenues.

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

Segment and Geographic Financial Information

During 2025 and 2024, we had one reportable segment. See Note 23 “Segments” to our consolidated financial statements included in this report for information regarding our reportable segment.

As of December 31, 2025, all of our properties and development and redevelopment projects were owned and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project located in Austin, Texas.

Human Capital Resources

As of December 31, 2025, we had 241 employees, of which 52% were female and 43% were ethnically diverse. We believe our people are our greatest resource and managing and developing talent is our most important responsibility. Our human capital development goals and initiatives demonstrate our commitment to enhancing employee growth, satisfaction, and wellness while promoting a collaborative and inclusive culture. Our approach is designed to attract, retain, develop, and incentivize talented and experienced individuals in the highly competitive employment and commercial real estate markets in which we operate. Our human capital development initiatives include the following:

Training and Education. We support the continuous growth and development of our employees through various training and education programs throughout their tenure at the Company, offering a portfolio of learning experiences to elevate their knowledge, skills, and abilities. During 2025, across all teams and regions, employees participated in various training and developmental experiences, including virtual workshops, self-paced training, in-person sessions, online webinars, and conferences. We also conducted annual goal setting, talent development, and performance assessment processes for all employees.

Employee Health, Wellness, and Compensation. The physical and mental health and well-being of our employees is of central importance to our culture. We evaluate our health and ancillary benefits annually to ensure our benefits package is robust and competitive. We are proud to offer a comprehensive health benefits program that provides employees and their families with care and coverage built around their total health.

Strong Communities and Healthy Planet. We are deeply aware that our properties impact the larger community, and we are proud to help them thrive through our volunteerism and philanthropy initiatives. For the third year in a row, our transformed “Month of Service” program delivered a robust and intentional effort dedicated to give back to the communities in which we operate. The company-wide initiatives provided our employees with opportunities to connect with local organizations and meaningful causes in the spirit of community enrichment and volunteerism. Over 145 employees assisted 13 organizations, dedicating more than 1,200 hours.

Environmental Regulations and Potential Liabilities

Existing Conditions at Our Properties. We conduct Phase I environmental site assessments, following American Society for Testing and Materials (“ASTM”) standards, on all properties before acquisition and update them as needed. These assessments typically include historical and public records reviews, visual inspections, and written reports, but generally exclude subsurface testing unless recommended. Where asbestos-containing materials are identified or suspected, we implement operations and maintenance plans. Some properties have historical contamination from prior uses, such as underground storage tanks or hazardous waste disposal. Remediation may be required by us or may have been performed by prior owners. As of December 31, 2025, we have accrued approximately $70.0 million in environmental remediation liabilities for certain development projects, covering costs such as soil and groundwater remediation and closure activities. Actual costs may vary due to site conditions and project changes. Other than these accrued liabilities, we are not aware of material environmental liabilities. However, unknown or future conditions, regulatory changes, or third-party actions could result in additional liabilities.

Use of Hazardous Materials by Tenants. Some tenants, primarily in life sciences, handle hazardous substances (e.g., diesel fuel, lab chemicals) on about 1-2% of the aggregate square footage of our stabilized properties as part of their business operations. Leases require compliance with environmental laws and indemnification for related liabilities. We are not aware of any material noncompliance or claims related to tenant activities.

Costs and Insurance. We may be liable for remediation costs under environmental laws, regardless of fault. We maintain environmental insurance and may obtain indemnities or holdbacks in transactions, but coverage may not be sufficient to address all liabilities. Environmental costs could adversely affect our financial condition, results of operations, cash flows, and ability to meet obligations to security holders.

Available Information; Website Disclosure

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
•Global market, economic, and geopolitical conditions may adversely affect us and our tenants.
•Many of our costs, such as operating and general and administrative expenses, interest expense, and real estate construction costs, as well as the value of our assets, could be adversely impacted by periods of heightened inflation.
•All of our properties are located in California, the Seattle, Washington Metropolitan Area, and the Austin, Texas Metropolitan Area and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas.
•Potential casualty losses, such as earthquake losses, may adversely affect us.
•Continuing uncertainty in the office leasing market could adversely affect us.
•Our performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry.
•We depend upon significant tenants, and the loss of a significant tenant could adversely affect us.
•Downturns in tenants’ businesses may reduce our revenues and cash flows.
•A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect us.
•We may be unable to renew leases or re-lease available space.
•We are subject to governmental regulations that may affect the development, redevelopment, and use of our properties.
•Epidemics, pandemics or other outbreaks, and restrictions intended to prevent their spread, could adversely impact us.
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
•Our business is subject to risks associated with climate change.
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
•We may invest in securities related to real estate, which could adversely affect us.
•We face risks associated with short-term liquid investments.
•Our property taxes could increase due to reassessment or property tax rate changes.
•Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
•We face risks associated with perceived or actual security breaches, cyberattacks, cyber intrusions, or other significant disruptions of our information technology ("IT") systems, operational technology ("OT") systems, networks and related systems, including those of our third‑party service providers.
•We face risks associated with compliance with ever evolving federal and state laws relating to the handling of information about individuals, which involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect us.
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
•A downgrade in our credit ratings could materially adversely affect us.
•We are not limited in our ability to incur debt.
•An increase in interest rates would increase our interest costs on variable rate debt and new debt, and could adversely affect our ability to refinance existing debt, conduct development, redevelopment, and acquisition activity, and recycle capital.
•Our growth depends on external sources of capital that are outside of our control and the inability to obtain capital on terms that are acceptable to us, or at all, could adversely affect us.
•Our common limited partners have limited approval rights, which may prevent us from completing a change of control transaction that may be in the best interests of all our security holders.
•There are restrictions on the ownership of the Company’s capital stock that limit the opportunities for a change of a control at a premium to existing security holders.
•The Company’s charter contains provisions that may delay, deter, or prevent a change of control transaction.
•The Board of Directors may change investment and financing policies without stockholder or unitholder approval.
•We may issue additional common units and shares of capital stock without unitholder or stockholder approval, as applicable, which may dilute unitholder or stockholder investment.
•Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes.
•Loss of the Company’s REIT status would have significant adverse consequences to us and the value of the Company’s common stock.

ITEM 1A.    RISK FACTORS

The following section sets forth material factors that may adversely affect our business and operations. If any of the risks discussed herein were to occur, our business, financial condition, liquidity, results of operations, and our ability to service our debt and pay dividends, and make distributions to our security holders could be materially and adversely affected (which we refer to collectively as “adversely affecting us” or having “an adverse effect on us” and comparable phrases), and the market price of our common stock could decline significantly. The following factors, as well as the factors discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations” and other information contained in this report, should be considered in evaluating us and our business.

Risks Related to our Business and Operations

Global market, economic, and geopolitical conditions may adversely affect us and our tenants. Our business may be adversely affected by global market, economic, and geopolitical conditions, including general global economic and political uncertainty and dislocations in the credit markets. If these conditions become more volatile or worsen, we and our tenants may be adversely affected as a result of the following consequences, among others:
•our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities, and increase our future interest expense;
•the financial condition of our tenants, many of which are in the technology; life science and healthcare; finance, insurance and real estate; media, professional business and other service firm industries, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures, or for other reasons;
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

Many of our costs, such as operating and general and administrative expenses, interest expense, and real estate construction costs, as well as the value of our assets, could be adversely impacted by periods of heightened inflation. In recent years, the consumer price index has increased substantially and remains elevated. A sustained or further increase in inflation could have an adverse impact on our operating expenses, including increases in our operating expenses, general and administrative expenses, borrowing costs and construction costs.

During inflationary periods, we expect to recover some increases in operating expenses from our tenants through our existing lease structures. In general, the office and life science properties are leased to tenants on a triple net, modified net, full service gross, or modified gross basis. Under a triple net lease, the tenants pay their proportionate share of real estate taxes, operating costs, and utility costs. A modified net lease is similar to a triple net lease, except the tenants are obligated to pay their proportionate share of certain operating expenses directly to the service provider. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance, and operating expenses up to the amount incurred during the “base year,” which is typically the tenant’s first year of occupancy. The tenant pays its proportionate share of increases in expenses above the base year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. At December 31, 2025, 46% of our properties were leased to tenants on a triple net basis, 26% were leased to tenants on a modified gross basis, 22% of our properties were leased to tenants on a full service gross basis, and 6% of our properties were leased to tenants on a modified net basis, in each case as a percentage of our annualized base rental revenue. As a result, we do not believe that inflation would result in a material adverse effect on our net operating income and operating cash flows at the property level. However, there can be no assurance that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures, and rent.

Also, due to rising costs, our tenants may be unable to continue operating their businesses altogether or may decide to relocate to areas with lower rent and operating expenses, and our tenants may cease to lease properties from us. If we are unable to retain our tenants or withstand increases in operating expenses, capital expenditures, and leasing costs, we may be unable to meet our financial expectations, which may adversely affect us.

We have long-term lease agreements with our tenants, and we believe that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, the impact of the current elevated rate of inflation may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect us.

In addition, inflation is often accompanied by higher interest rates. Increases in interest rates increase our interest costs, which reduce our cash flows and impact our ability to make distributions to stockholders. For more information, see “Item 1A. Risk Factors—Risks Related to our Indebtedness—An increase in interest rates would increase our interest costs on variable rate debt and new debt and could adversely affect our ability to refinance existing debt, conduct development, redevelopment and acquisition activity and recycle capital.”

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

Additionally, inflation may have a negative effect on the construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. These increased construction costs could in turn adversely impact our investments in real estate assets and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us.

All of our properties are located in California, the Seattle, Washington Metropolitan Area, and the Austin, Texas Metropolitan Area and we may therefore be susceptible to adverse economic conditions and regulations, as well as natural disasters, in those areas. Because all of our properties are concentrated in California, the Seattle, Washington Metropolitan Area, and the Austin, Texas Metropolitan Area, we may be exposed to greater economic risks than if we owned a more geographically dispersed portfolio. Further, within California, our properties are concentrated in Los Angeles, San Diego County, and the San Francisco Bay Area, exposing us to risks associated with those specific areas. We are susceptible to adverse developments in the economic and regulatory environments of California, the Seattle, Washington Metropolitan Area, and the Austin, Texas Metropolitan Area (such as periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation, and other factors), as well as adverse weather conditions and natural disasters that occur in those areas (such as earthquakes, wind, landslides, droughts, fires, floods, and other events). For example, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. In addition, California is also regarded as more litigious and more highly regulated and taxed than many other states, which may reduce demand for office space in California.

Any adverse developments in the economy or real estate market in California and the surrounding region, or in the Seattle, Washington Metropolitan Area, or the Austin, Texas Metropolitan Area or any decrease in demand for office space resulting from the California or Seattle, Washington, or Austin, Texas regulatory or business environment could impact our ability to generate revenues sufficient to meet our operating expenses or other obligations, which would adversely impact us.

Potential casualty losses, such as earthquake losses, may adversely affect us. We carry comprehensive liability, fire, extended coverage, rental loss, and terrorism insurance covering all of our properties. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. In addition, all of our West Coast properties are located in earthquake-prone areas. We carry earthquake insurance on our properties in an amount and with deductibles that management believes are commercially reasonable. However, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may also discontinue earthquake insurance on some or all of our properties in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Further, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the properties were irreparable. Any such losses could have a material adverse effect on us.

Continuing uncertainty in the office leasing market could adversely affect us. Office tenants are still active in the leasing markets but are more selective in making rental decisions, and both relocating and renewing tenants are pursuing space efficiencies, which may be accompanied by reductions in the amount of space they are leasing due to the impact of hybrid work and/or a desire to manage real estate expenses. As a result, we are experiencing longer lease negotiation periods prior to signing deals. Our office tenants may elect to not renew their leases, or to renew them for less space than they currently occupy or for shorter terms, which could increase vacancy, place downward pressure on occupancy, rental rates and income, and property valuations. The need to reconfigure leased office space, either in response to evolving tenant needs or for other reasons, may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial reconfiguration of the tenant’s space is required, the tenant may find it more advantageous to relocate than to renew its lease and renovate the existing space. For more information, see “—We may be unable to renew leases or re-lease available space,” below. All of these factors could have a material adverse effect us.

Our performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry. Our economic performance and the value of our real estate assets and, consequently the market value of the Company’s securities, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact us.

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

We depend upon significant tenants, and the loss of a significant tenant could adversely affect us. As of December 31, 2025, our 20 largest tenants represented approximately 53.7% of total annualized base rental revenues. See further discussion on the composition of our tenants by industry and our largest tenants under “Item 2. Properties —Significant Tenants.”

We would be adversely affected if any of our significant tenants fails to renew its lease(s), renew its lease(s) on terms less favorable to us, becomes bankrupt or insolvent, or is otherwise unable to satisfy its lease obligations.

Downturns in tenants’ businesses may reduce our revenues and cash flows. For the year ended December 31, 2025, we derived approximately 98.3% of our revenues from rental income. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under federal bankruptcy law, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent could be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact us.

A large percentage of our tenants operate in a concentrated group of industries and downturns in these industries could adversely affect us. As of December 31, 2025, as a percentage of our annualized base rental revenue for the stabilized portfolio, 51% of our tenants operated in the technology industry, 19% in the life science and health care industries, 9% in the professional, business, and other services industries, 7% in the finance, insurance, and real estate industries, 6% in the media industry, and 8% in other industries. As we continue our development and potential acquisition activities in markets populated by knowledge and creative-based tenants in the technology and media industries, our tenant mix could become more concentrated, further exposing us to risks associated with those industries. For a further discussion of the composition of our tenants by industry, see “Item 2. Properties —Significant Tenants.” An economic downturn in any of these industries, or in any industry in which a significant number of our tenants currently or may in the future operate, could negatively impact the financial condition of such tenants and cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in an industry in which a significant number of our tenants operate could adversely affect us.

We may be unable to renew leases or re-lease available space. Most of our income is derived from the rent earned from our tenants. We had office space representing approximately 18.4% of the total square footage of our stabilized office properties that was not occupied as of December 31, 2025. In addition, leases representing approximately 8.0% and 7.7% of the leased rentable square footage of our properties are scheduled to expire in 2026 and 2027, respectively. Above market in-place rental rates on some of our properties may force us to renew or re-lease expiring leases at rates below current lease rates. We cannot provide any assurance that leases will be renewed, available space will be re-leased, or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, we could be adversely affected. For additional information on our scheduled lease expirations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

We are subject to governmental regulations that may affect the development, redevelopment, and use of our properties. Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”), pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although we believe that our properties substantially comply with requirements under applicable governmental regulations, none of our properties have been audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to our properties. Federal, state, or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, we could be adversely affected.

Our properties are subject to land use rules and regulations that govern our development, redevelopment, and use of our properties, such as Title 24 of the California Code of Regulations (“Title 24”), which prescribes building energy efficiency standards for residential and nonresidential buildings in the State of California. If we were not in compliance with material provisions of Title 24 or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to our properties. Changes in the existing land use rules and regulations and approval process that restrict or delay our ability to develop, redevelop, or use our properties (such as potential restrictions on the use and/or density of new developments, water use, and other uses and activities) or that prescribe additional standards could have a material adverse effect on us.

Epidemics, pandemics or other outbreaks, and restrictions intended to prevent their spread, could adversely impact us. Epidemics, pandemics, or other outbreaks of an illness, disease, or virus that affect the markets in which we conduct our business and where our tenants are located, and actions taken to contain or prevent their further spread, could have significant adverse impacts on us in a variety of ways that are difficult to predict. Epidemics, pandemics, or other outbreaks of an illness, disease, or virus could result in significant governmental measures being implemented to control the spread of such illness, disease, or virus, including quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue, which could adversely affect our ability and their respective abilities to adequately manage our respective businesses. If any such restrictions remain in place for an extended period of time, we may experience reductions in rents from our tenants. Although we will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who request rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

We face significant competition, which may decrease the occupancy and rental rates of our properties. We compete with several developers, owners and operators of office, sublease space available from our tenants, undeveloped land and other commercial real estate, including mixed-use and residential real estate, many of which own properties similar to ours in the same submarkets in which our properties are located but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, we may be adversely affected.

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

Our business is subject to both physical and regulatory risks associated with climate change. Climate change could trigger changes in precipitation, temperature, and air quality, and cause increases in both the frequency and severity of extreme weather events and natural disasters (including, but not limited to, storms, flooding, drought, wildfires, and extreme temperatures), all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions. As our properties are concentrated in West Coast markets of the United States and in Austin, Texas, should the impact of climate change be severe or occur for lengthy periods of time in such markets, we could be adversely affected. Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable or at all, or by increasing the cost of energy or water. Many of the markets in which we operate are in the process of developing policies which are aimed at improving the energy efficiency of and/or reducing carbon emissions from the built environment. Regulations, such as Building Emissions Performance Standards, could result in increased operating costs at our properties (for example, capital required to upgrade HVAC equipment to improve energy efficiency) or in our inability to operate the buildings as currently intended or at all. We work to mitigate both the physical and regulatory risks associated with climate change in a number of ways, which are further explained in the Sustainability Strategies section. There can be no assurance that our strategies to mitigate the risks associated with climate change will be successful and/or that climate change will not have a material adverse effect on our properties, operations, or business.

We are subject to environmental and health and safety laws and regulations, and any costs to comply with, or liabilities arising under, such laws and regulations could be material. As an owner, operator, manager, acquirer, and developer of real properties, we are subject to environmental and health and safety laws and regulations. Certain of these laws and regulations impose joint and several liability, without regard to fault, for investigation and clean-up costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. At some of our properties, there are asbestos-containing materials, or tenants routinely handle hazardous substances as part of their operations. In addition, historical operations and conditions, including the presence of underground storage tanks, various site uses that involved hazardous substances, the landfilling of hazardous substances and solid waste, and migration of contamination from other sites, have caused soil or groundwater contamination at or near some of our properties. Although we believe that the prior owners of the affected properties or other persons may have conducted remediation of known contamination at many of these properties, not all such contamination has been remediated, further clean-up or environmental closure activities at certain of these properties is or may be required, and residual contamination could pose environmental, health, and safety risks if not appropriately addressed. We may need to investigate or remediate contaminated soil, soil gas, landfill gas, and groundwater, and we may also need to conduct landfill closure and post-closure activities, including, for example, the implementation of groundwater and methane monitoring systems and impervious cover, and the costs of such work could exceed projected or budgeted amounts. To protect the health and safety of site occupants and others, we may be required to implement and operate safeguards, including, for example, vapor intrusion mitigation systems and building protection systems to address methane. We may need to modify our methods of construction or face increased construction costs as a result of environmental conditions, and we may face obligations under agreements with governmental authorities with respect to the management of such environmental conditions. If releases from our sites migrate offsite, or if our site redevelopment activities cause or contribute to a migration of hazardous substances, neighbors or others could make claims against us, such as for property damage, personal injury, cost recovery, or natural resources damage. As of December 31, 2025, we had accrued environmental remediation liabilities of approximately $70.0 million on our consolidated balance sheets in connection with certain of our in-process and future development projects. The accrued environmental remediation liabilities represent the costs we estimate we will incur when we commence development at various development acquisition sites. These estimates, which we developed with the assistance of third-party experts, consist primarily of the removal of contaminated soil, performing environmental closure activities, construction remedial systems, and other related costs since we are required to dispose of any existing contaminated soil, and sometimes perform other environmental closure or remedial activities, when we develop new office properties at these sites. It is possible that we could incur additional environmental remediation costs in connection with future development projects. However, potential additional environmental costs cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions, and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined. Unknown or unremediated contamination or compliance with existing or new environmental or health and safety laws and regulations could require us to incur costs or liabilities that could be material. See “Item 1. Business —Environmental Regulations and Potential Liabilities” and Note 17 “Commitments and Contingencies” to our consolidated financial statements included in this report.

Real estate assets are illiquid, and we may not be able to sell our properties when we desire. Our investments in our properties are relatively illiquid, limiting our ability to sell our properties quickly in response to changes in economic or other conditions. In addition, the Code generally imposes a 100% prohibited transaction tax on the Company on profits derived from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our properties could have a material adverse effect on us.

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

If we cannot finance property acquisitions on favorable terms or operate acquired properties to meet financial expectations, we could be adversely affected.

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

If one or more of these events were to occur in connection with our acquired properties, undeveloped land, or development or redevelopment properties under construction, we could be required to recognize an impairment loss. These events could also have an adverse impact on us.

While we historically have acquired, developed, and redeveloped office properties in California and Seattle markets, over the past four years we have acquired properties in Austin, Texas, where we currently have one stabilized office property and one future development project. We may in the future acquire, develop, or redevelop properties for other uses and expand our business to other geographic regions where we expect the development or acquisition of property to result in favorable risk-adjusted returns on our investment.

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

The actual density of our undeveloped land holdings and/or any particular land parcel may not be consistent with our potential density estimates. As of December 31, 2025, we estimate that our eight potential future development sites could provide approximately 6.0 million square feet of potential density. We caution you not to place undue reliance on the potential density estimates for our undeveloped land holdings and/or any particular land parcel because they are based solely on our estimates, using data currently available to us, and our business plans as of December 31, 2025. The actual density of our undeveloped land holdings and/or any particular land parcel may differ substantially from our estimates based on numerous factors, including our inability to obtain necessary zoning, land use and other required entitlements, as well as building, occupancy, and other required governmental permits and authorizations, and changes in the entitlement, permitting, and authorization processes that restrict or delay our ability to develop, redevelop, or use undeveloped land holdings at anticipated density levels. Moreover, we may strategically choose not to develop, redevelop, or use our undeveloped land holdings to their maximum potential density or may be unable to do so as a result of factors beyond our control, including our ability to obtain capital on terms that are acceptable to us, or at all, to fund our development and redevelopment activities. We can provide no assurance that the actual density of our undeveloped land holdings and/or any particular land parcel will be consistent with our potential density estimates. For additional information on our development program, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Influence Future Results of Operations.”

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition, and disputes between us and our co-venturers, and could expose us to potential liabilities and losses. In addition to the 100 First Street Member, LLC (“100 First LLC”) and 303 Second Member LLC (“303 Second LLC”) strategic ventures, and the Redwood City Partners, LLC (“Redwood LLC”) venture (together, the “Consolidated Property Partnerships”), we may continue to co-invest in the future with third parties through partnerships, joint ventures, or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture, or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:
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

We own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties, and expose us to the loss of the properties if such agreements are breached by us, terminated, or not renewed. As of December 31, 2025, we owned fourteen office buildings located on various land parcels and in various regions, which we lease individually on a long-term basis, and we may in the future invest in additional properties that are subject to ground leases or other similar restrictive arrangements. As of December 31, 2025, we had approximately 2.3 million aggregate rentable square feet, or 14.3% of our total stabilized portfolio located on these leased parcels. Many of these ground leases and other restrictive agreements impose significant limitations on our use of the subject property, restrict our ability to sell or otherwise transfer our interests in the property, or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value, or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on us.

We may invest in securities related to real estate, which could adversely affect us. We may purchase securities issued by entities that own real estate and may, in the future, also invest in mortgages. In general, investments in mortgages are subject to several risks, including:
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

Investments in these securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of our investment, and our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in these securities or funds will be redeemable at par value. A decline in the value of our investment or a delay or suspension of our right to redeem may have a material adverse effect on us.

Our property taxes could increase due to reassessment or property tax rate changes. We are required to pay state and local taxes on our properties. In addition, the real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. For example, under a current California law commonly referred to as “Proposition 13,” property tax reassessment generally occurs as a result of a “change in ownership” of a property, as specifically defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a “change in ownership” or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction or construction of a new property. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial property and/or introduce split tax roll legislation. Such initiatives, if successful, would increase the assessed value and/or tax rates applicable to commercial property in California, including our properties. An increase in the assessed value of our properties or our property tax rates could adversely impact us.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting. The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact us.

We face risks associated with perceived or actual security breaches, cyberattacks, cyber intrusions, and other significant disruptions of our information technology ("IT") systems, operational technology ("OT") systems, networks and related systems, including those of our third‑party service providers. Our business depends on the availability, integrity and confidentiality of our IT and OT systems and related data, including systems supporting accounting, financial reporting, operations, leasing, communications, and building operations. Our OT environment includes building management and automation systems, access control, HVAC, energy management and other systems that support the operation of our properties and, in some cases, are critical to the operations of certain of our tenants.

We are vulnerable to security breaches and disruptions caused by, among other things, cyberattacks or cyber intrusions over the internet, malware (including ransomware and data‑extortion schemes), computer viruses, software defects, IT bugs or malfunctions, inadvertent or intentional acts by employees or other insiders, and persons with authorized access to our or our service providers’ systems. The risk of a security breach or disruption has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, including due to the use of advanced tools and techniques and artificial intelligence that can improve social engineering, accelerate attack timelines, evade detection and, in certain cases, reduce available forensic evidence.

We also rely on numerous third‑party service providers and cloud‑based platforms for accounting, financial, operational, management, and other operational and data-related. Many of these third‑party systems and services are essential to our operations, but we do not control them, and certain third parties have access to systems that we use. As a result, we are exposed to risks arising from third‑party failures, security breaches and disruptions, including supply‑chain vulnerabilities (such as compromises of software, cloud platforms, managed services or other vendors), as well as misconfigurations, outages or other events that may occur in environments outside of our control.

The liabilities and costs associated with security breaches are significant and, depending on the incident, may include litigation and governmental investigations, as well as damages, fines, penalties or injunctive relief that requires us to make changes to our business practices. In addition, cybersecurity incidents may trigger disclosure obligations, breach notification requirements or other regulatory reporting, and compliance with numerous and evolving laws, regulations and industry standards relating to data privacy, cybersecurity and the protection of information is challenging and expensive. Failure to comply with these requirements could subject us to regulatory scrutiny and additional liability and could increase our operating costs.

There can be no assurance that our controls and procedures, or those of our service providers, will be effective at preventing, identifying, detecting, investigating, containing or remediating future cyber incidents. For example, we cannot guarantee that our or third‑party systems do not contain exploitable vulnerabilities, defects or misconfigurations that could result in a breach of, or disruption to, our systems. Like other businesses, we and our third‑party service providers have been and expect to continue to be subject to cybersecurity incidents and other events of varying degrees.

To date, such events have not materially impacted our operations or business and were not individually or in the aggregate material. However, we cannot guarantee that material incidents will not occur in the future. A successful attack or other disruption involving our or third‑party IT or OT systems could, among other things:

• result in unauthorized access to, destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information;
• compromise the integrity, accuracy or availability of data, including data used in our financial accounting and reporting systems;
• disrupt or degrade business operations, including our ability to operate, monitor or maintain building systems relied on by our tenants;
• result in business email compromise, fraudulent payment instructions or other financial fraud;
• require significant management attention and resources to investigate and remediate;
• subject us to regulatory actions, penalties or private litigation;

• increase our costs of operations; and/or
• harm our reputation among tenants, investors, employees and other stakeholders.
Any of these events could have a material adverse impact on our business

We face risks associated with compliance with ever evolving federal and state laws relating to the handling of information about individuals, which involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect us. As part of our normal business activities, we collect, use, store, and otherwise process certain personal information, including personal information specific to business and residential tenants, investors, service providers, and our employees. We and our service providers are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards, and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation, and amendment are constantly evolving and developing.

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

The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. Other states have passed laws that will subject us to additional compliance and operational costs that will go into effect in 2026 and beyond, and other states are considering similar legislation regarding the collection, sharing, use, and other processing of information related to individuals for marketing purposes or otherwise. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

Our business is also gradually seeing the use of artificial intelligence to complement our decision making in order to improve our services and tailor our interactions. In recent years, the use of these methods has come under increased regulatory scrutiny. New laws, guidance, and/or decisions in this area may limit our ability to use our artificial intelligence models, or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs, and/or hinder our ability to improve our services. For example, in October 2023, the President of the United States issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability, and fairness in the development and use of AI. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, machine learning, and automated decision making could adversely affect us.

While we have taken commercially reasonable steps to comply with applicable data privacy and security laws, these laws are in some cases relatively new, and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with applicable data privacy and security laws could result in proceedings or actions against us by governmental entities or others, subject us to fines, penalties, judgments, and negative publicity, require us to change our business practices, increase our costs of operations, and adversely affect us.

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

We could be adversely affected by labor disputes, strikes, or other union job actions. If workers providing services at our properties were to engage in a strike or other work stoppage or interruption, we could be materially adversely affected. Although we believe that our relations with our service providers are good, if disputes with our service providers arise or if workers providing services at our properties engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or at our properties or incur higher labor costs, which could have a material adverse effect on us.

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

Risks Related to Our Indebtedness

We may not be able to meet our debt service obligations. As of December 31, 2025, we had approximately $4.6 billion aggregate principal amount of indebtedness, of which $601.3 million in principal payments, before the consideration of extension options, is expected to be paid during the year ending December 31, 2026. Our total debt at December 31, 2025 represented 50.8% of our total market capitalization (which we define as the aggregate of our long-term debt and the market value of the Company’s common stock and the Operating Partnership’s common units of limited partnership interest, or common units, based on the closing price per share of the Company’s common stock as of that date). For the calculation of our market capitalization and additional information on debt maturities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership —Liquidity Uses.”

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

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we do not generate sufficient cash flows from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity financing, delaying capital expenditures, or entering into strategic acquisitions and alliances. Any of these events or circumstances could have a material adverse effect on us. In addition, foreclosures could create taxable income without accompanying cash proceeds, which could require us to borrow or sell assets to raise the funds necessary to pay amounts due on our indebtedness and to meet the REIT distribution requirements discussed below, even if such actions are not on favorable terms.

The covenants in the agreements governing the Operating Partnership’s unsecured revolving credit facility, unsecured term loan facility, and note purchase agreements may limit our ability to make distributions to the holders of our common stock. The Operating Partnership’s $1.1 billion unsecured revolving credit facility, $200.0 million unsecured term loan facility, and note purchase agreements contain financial covenants that could limit the amount of distributions payable by us on our common stock and any preferred stock we may issue in the future. We rely on cash distributions we receive from the Operating Partnership to pay distributions on our common stock and any preferred stock we may issue in the future and to satisfy our other cash needs. The agreements governing the unsecured revolving credit facility and the note purchase agreements provide that, if the Operating Partnership fails to pay any principal of, or interest on, any borrowings or other amounts payable under such agreement when due or during any other event of default under such revolving credit facility and the unsecured private placement notes, the Operating Partnership may make only those partnership distributions that result in distributions to us in an amount sufficient to permit us to make distributions to our stockholders that we reasonably believe are necessary to (i) maintain our qualification as a REIT for federal and state income tax purposes and (ii) avoid the payment of federal or state income or excise tax. Any limitation on our ability to make distributions to our stockholders, whether as a result of these provisions in the unsecured revolving credit facility, the unsecured term loan facility, the note purchase agreements or otherwise, could have a material adverse effect on the market value of our common stock.

A downgrade in our credit ratings could materially adversely affect us. The credit ratings assigned to the Operating Partnership’s debt securities and any preferred stock we may issue in the future could change based upon, among other things, our results of operations, and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot make assurances that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common stock and are not recommendations to buy, sell, or hold our common stock or any other securities. If any of the credit rating agencies that have rated the Operating Partnership’s debt securities or any preferred stock we may issue in the future downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on us.

We are not limited in our ability to incur debt. Our financing policies and objectives are determined by the Board of Directors. Our goal is to limit our dependence on leverage and maintain a conservative ratio of debt to total market capitalization. However, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. As of December 31, 2025, we had approximately $4.6 billion aggregate principal amount of indebtedness outstanding, which represented 50.8% of our total market capitalization. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Company —Capitalization” for a calculation of our market capitalization. These ratios may be increased or decreased without the consent of our unitholders or stockholders. Increases in the amount of debt outstanding would result in an increase in our debt service costs, which could adversely affect us. Higher leverage also increases the risk of default on our obligations and limits our ability to obtain additional financing in the future.

An increase in interest rates would increase our interest costs on variable rate debt and new debt, and could adversely affect our ability to refinance existing debt, conduct development, redevelopment, and acquisition activity, and recycle capital. As of December 31, 2025, we had a $1.1 billion unsecured revolving credit facility and a $200.0 million unsecured term loan facility, each bearing interest at a variable rate on any amount drawn and outstanding. As of December 31, 2025, there was no amount outstanding under our unsecured revolving credit facility and $200.0 million was outstanding under our unsecured term loan facility. However, we may borrow on the unsecured revolving credit facility, borrow additional amounts under the accordion feature of the unsecured term loan facility, or incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Further interest rate increases would increase our interest costs for any variable rate debt and for new debt, which could in turn make the financing of any development, redevelopment, and acquisition activity costlier. Rising interest rates could also limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to recycle capital and our portfolio promptly in response to changes in economic or other conditions.

We manage a portion of our exposure to interest rate risk by accessing debt with staggered maturities, and we may in the future mitigate this risk through the use of derivative instruments, including interest rate swap agreements or other interest rate hedging agreements, including swaps, caps, and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risks that counter parties may fail to honor their obligations, that we could incur significant costs associated with the settlement of these agreements, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, that these agreements may cause us to pay higher interest rates on our debt obligations than would otherwise be the case and that underlying transactions could fail to qualify as highly-effective cash flow hedges under the accounting guidance. As a result, failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect us.

Risks Related to Our Organizational Structure

Our growth depends on external sources of capital that are outside of our control and the inability to obtain capital on terms that are acceptable to us, or at all, could adversely affect us. The Company is required under the Code to distribute at least 90% of its taxable income (subject to certain adjustments and excluding any net capital gain), and the Operating Partnership is required to make distributions to the Company to allow the Company to satisfy these REIT distribution requirements. Because of these distribution requirements, the Operating Partnership is required to make distributions to the Company, and we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flows. Consequently, management relies on third-party sources of capital to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. Access to third-party sources of capital depends, in part, on general market conditions and the availability of credit, the market’s perception of our growth potential, our current and expected future earnings, our cash flows and cash distributions, the quoted trading price of our securities, and our credit rating. If we cannot obtain capital from third-party sources, we may be adversely affected.

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

The Board of Directors may change investment and financing policies without stockholder or unitholder approval. Our Board of Directors determines our major policies, including policies and guidelines relating to our acquisition, development and redevelopment activities, leverage, financing, growth, operations, indebtedness, capitalization, and distributions to our security holders. Our Board of Directors may amend or revise these and other policies and guidelines from time to time without stockholder or unitholder approval. Accordingly, our stockholders and unitholders will have limited control over changes in our policies and those changes could adversely impact us.

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

Sales of a substantial number of shares of the Company’s securities, or the perception that this could occur, could result in decreasing the quoted trading price per share of the Company’s common stock and of the Operating Partnership’s publicly-traded notes. Management cannot predict whether future issuances of shares of the Company’s common stock, or the availability of shares for resale in the open market will result in decreasing the market price per share of the Company’s common stock. As of December 31, 2025, 118,372,451 shares of the Company’s common stock were issued and outstanding.

As of December 31, 2025, the Company had reserved for future issuance the following shares of common stock: 1,133,562 shares issuable upon the exchange, at the Company’s option, of the Operating Partnership’s common units; approximately 1.8 million shares remained available for grant under our 2006 Incentive Award Plan (see Note 14 “Share-Based and Other Compensation” to our consolidated financial statements included in this report); approximately 0.7 million shares issuable upon settlement of time-based RSUs; and a maximum of 2.0 million shares contingently issuable upon settlement of RSUs subject to the achievement of market and/or performance conditions.

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

Dividends payable by REITs, including the Company, generally do not qualify for the reduced tax rates available for some dividends. “Qualified dividends” payable to U.S. stockholders that are individuals, trusts, and estates generally are subject to tax at preferential rates. Subject to limited exceptions, dividends payable by REITs are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our capital stock. However, non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity

Our Board of Directors recognizes the critical importance of maintaining the trust and confidence of our tenants, investors, business partners, and employees, and is actively involved in the oversight of our enterprise risk management (“ERM”). As a key component of our ERM framework, the Board of Directors oversees cybersecurity risk as part of its overall risk oversight responsibilities. The Board of Directors has delegated primary oversight of cybersecurity and other information technology risks to the Audit Committee, which monitors management’s implementation and administration of our cybersecurity risk management program.

Our cybersecurity policies, standards, processes, and practices are integrated into our enterprise risk strategy and are explicitly mapped to the NIST Cybersecurity Framework (Identify, Protect, Detect, Respond, Recover). This framework defines how we structure, implement, and govern our controls, including risk assessments, monitoring, incident response, and recovery activities, alongside other applicable standards.

In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information systems and information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to any incidents.

Risk Management and Strategy

Our cybersecurity program is focused on the following areas:

Governance. The Board of Directors’ oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with members of Kilroy’s executive team including our Senior Vice President, Chief Technology Officer (“CTO”), Executive Vice President, General Counsel and Secretary, and Senior Director, Cybersecurity.

Collaborative Approach. We have implemented a cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents.

Safeguards. We deploy technical and non-technical safeguards that are designed to protect our information systems from cybersecurity threats, including anti-malware, firewalls, intrusion prevention and detection systems, and privilege access controls, which are evaluated and improved through vulnerability assessments and control testing. We operate a security operations center which monitors our environment in a continuous manner.

Incident Response and Recovery Planning. We have established and maintain business continuity and technical recovery plans of critical systems and resources in the event of a cybersecurity incident, and such plans are tested and evaluated on a recurring basis. We also maintain a cybersecurity insurance policy, though the cost related to cybersecurity incidents or disruptions may not fully be covered.

Third Party Risk Management. We maintain a third-party cyber risk management program to identify and oversee cybersecurity risks presented by third-party providers, including vendors, consultants, service providers, and other external users of our system, as well as systems of third parties that could adversely impact our business in the event of a cybersecurity incident. We may conduct upfront diligence and ongoing monitoring and/or seek contractual protections depending on our assessment of each provider’s criticality to our operations, access to our systems and information, and overall risk profile. In the event that we identify a risk, we communicate the risk to the third party and monitor remediation.

Education and Awareness. We provide regular training, including ongoing end-user security awareness training and attack simulation assessments for employees regarding cybersecurity threats to equip our employees with tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes, and practices.

We are aware of known risks, including as a result of prior cybersecurity incidents, that have not materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Part 1. Item 1A. Risk Factors – We face risks associated with perceived or actual security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems or those of our critical service providers.”

Cybersecurity Governance

In connection with their oversight responsibilities, the Audit Committee receives periodic updates and the Board of Directors is briefed at least annually by our CTO on cybersecurity risks and related risk management, which includes topics such as the status of and specific metrics related to our cybersecurity program, recent developments, evolving standards and regulations, vulnerability assessments, third-party and independent reviews, the current threat environment, technology trends, and information security considerations arising with respect to our peers and third parties. Additionally, the Audit Committee receives prompt and ongoing information regarding significant cybersecurity incidents.

The CTO and Senior Director, Cybersecurity are primarily responsible for assessing and managing cybersecurity risks and work collaboratively across the business to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any future cybersecurity incidents in accordance with our incident response and business continuity plans. Through ongoing communications, the CTO and Senior Director, Cybersecurity help our Executive Vice President, General Counsel and Secretary, among others, to stay informed of, and monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents.

Our CTO has more than 15 years of experience in senior information technology leadership roles spanning enterprise data, analytics, and corporate applications, with responsibilities that have included technology platform strategy, cybersecurity risk management, and operational resilience. The CTO also holds industry‑recognized credentials, including the Certified Information Security Manager (CISM) certification and a graduate certificate in Information Technology and Information Systems. Our Senior Director, Cybersecurity, brings extensive leadership experience in information security, having served as the Chief Information Security Officer for three public companies, and holds an undergraduate degree in Information Systems, a master’s degree in Cybersecurity and Information Assurance, and multiple professional certifications, including Certified Chief Information Security Officer and Certified Chief Risk Officer.

ITEM 2.    PROPERTIES

General

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2025:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office Properties (2)	121	16,292,164	438	81.6%
_______________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2025 Average Occupancy
Stabilized Residential Properties	3	1,001	94.1%

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

As of December 31, 2025, the following properties and projects were excluded from our stabilized portfolio:

	Number of Properties / Projects	Actual / Estimated Rentable Square Feet (1)
Properties held for sale (2)	1	427,764
In-process development project - tenant improvement	1	871,738
________________________
(1)For the property classified as held for sale, represents actual rentable square feet and consists of three buildings. For the in-process development project in the tenant improvement phase, represents estimated rentable square feet upon completion.
(2)See Note 4 “Dispositions and Held For Sale” to our consolidated financial statements included in this report for additional information.

Our stabilized portfolio also excludes our future development pipeline, which as of December 31, 2025, was comprised of eight potential future development sites.

As of December 31, 2025, all of our properties and development and redevelopment projects, and all of our business was conducted in the state of California with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project located in Austin, Texas. All of our properties and development and redevelopment projects are 100% owned, excluding four office properties owned by three consolidated property partnerships.

We own our interests in all of our real estate assets through the Operating Partnership. All our properties are held in fee, except for the fourteen office buildings that are held subject to five long-term ground leases for the land (see Note 17 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

In general, our office properties are leased to tenants on a full service gross, modified gross, or triple net basis. Under a full service gross lease, we are obligated to pay the tenant’s proportionate share of real estate taxes, insurance, and operating expenses up to the amount incurred during the tenant’s first year of occupancy (“Base Year”). The tenant pays its pro-rata share of increases in expenses above the Base Year. A modified gross lease is similar to a full service gross lease, except tenants are obligated to pay their proportionate share of certain operating expenses, usually electricity, directly to the service provider. In addition, some office and life science properties, primarily in Seattle and Austin and certain properties in certain submarkets in the San Francisco Bay Area, San Diego, and Los Angeles, are leased to tenants on a triple net basis, pursuant to which the tenants pay their proportionate share of real estate taxes, operating costs, and utility costs. At December 31, 2025, 46% of our properties were leased to tenants on a triple net basis, 26% of our properties were leased to tenants on a modified gross basis, and 22% of our properties were leased to tenants on a full service gross basis, and 6% of our properties were leased to tenants on a modified net basis, in each case as a percentage of our annualized base rental revenue.

We believe that all of our properties are well maintained and do not require significant capital improvements. As of December 31, 2025, all of our stabilized office properties, excluding our three residential properties, were managed through internal property managers.

Commercial Real Estate Properties

The following table sets forth certain information relating to each of the stabilized properties, excluding our stabilized residential properties, owned as of December 31, 2025:

Property Location	No. of Buildings	Year Built / Renovated	Rentable Square Feet	Percentage Occupied (1)	Annualized Base Rent (in thousands) (2)	Annualized Rent Per Square Foot (2)
Los Angeles
335-345 North Maple Drive, Beverly Hills, California	1	1987 / 2017	306,366	77.5%	$18,322	$78.53
3101-3243 S. La Cienega Boulevard, Culver City, California	19	2008-2017	166,207	43.6%	4,764	66.32
2240 East Imperial Highway, El Segundo, California	1	1983 / 2008	122,870	100.0%	3,713	30.21
2250 East Imperial Highway, El Segundo, California	1	1983	298,728	37.7%	3,346	30.05
2260 East Imperial Highway, El Segundo, California	1	1983 / 2012	298,728	100.0%	9,026	30.21
909 North Pacific Coast Highway, El Segundo, California	1	1972 / 2005	244,880	67.4%	6,451	39.76
999 North Pacific Coast Highway, El Segundo, California	1	1962 / 2003	138,389	51.9%	2,594	39.28
1350 Ivar Avenue, Los Angeles, California	1	2020	16,448	100.0%	1,005	61.10
1355 Vine Street, Los Angeles, California	1	2020	183,129	100.0%	10,882	59.42
1375 Vine Street, Los Angeles, California	1	2020	159,236	100.0%	9,805	61.58
1395 Vine Street, Los Angeles, California	1	2020	2,575	100.0%	161	62.65
1500 North El Centro Avenue, Los Angeles, California	1	2016	113,447	63.6%	4,872	67.54
1525 North Gower Street, Los Angeles, California	1	2016	9,610	100.0%	650	67.61
1575 North Gower Street, Los Angeles, California	1	2016	264,430	98.3%	16,015	61.61
6115 West Sunset Boulevard, Los Angeles, California	1	1938 / 2015	26,238	73.4%	1,037	53.85
6121 West Sunset Boulevard, Los Angeles, California	1	1938 / 2015	93,418	—%	—	—
3750 Kilroy Airport Way, Long Beach, California	1	1989	10,718	100.0%	128	33.52

Property Location	No. of Buildings	Year Built / Renovated	Rentable Square Feet	Percentage Occupied (1)	Annualized Base Rent (in thousands) (2)	Annualized Rent Per Square Foot (2)
3760 Kilroy Airport Way, Long Beach, California	1	1989	166,761	77.5%	4,613	37.20
3780 Kilroy Airport Way, Long Beach, California	1	1989	221,452	97.4%	8,088	38.23
3800 Kilroy Airport Way, Long Beach, California	1	2000	192,476	93.4%	5,235	29.12
3840 Kilroy Airport Way, Long Beach, California	1	1999	138,441	100.0%	5,706	41.22
3880 Kilroy Airport Way, Long Beach, California	1	1987 / 2013	96,922	91.3%	3,191	36.05
3900 Kilroy Airport Way, Long Beach, California	1	1987	130,935	62.3%	3,263	40.10
8560 West Sunset Boulevard, West Hollywood, California	1	1963 / 2007	76,359	98.9%	6,309	84.29
8570 West Sunset Boulevard, West Hollywood, California	1	2002 / 2007	49,276	99.0%	3,232	68.08
8580 West Sunset Boulevard, West Hollywood, California	1	2002 / 2007	6,875	—%	—	—
8590 West Sunset Boulevard, West Hollywood, California	1	2002 / 2007	56,750	99.7%	2,807	49.59
12100 West Olympic Boulevard, Los Angeles, California	1	2003	155,679	68.7%	7,932	74.13
12200 West Olympic Boulevard, Los Angeles, California	1	2000	154,544	32.0%	973	69.17
12233 West Olympic Boulevard, Los Angeles, California	1	1980 / 2011	156,746	42.0%	2,308	45.74
12312 West Olympic Boulevard, Los Angeles, California	1	1950 / 1997	78,900	100.0%	1,503	19.06
2100/2110 Colorado Avenue, Santa Monica, California	3	1992 / 2009	104,853	55.4%	4,580	78.53
Subtotal/Weighted Average – Los Angeles	52		4,242,386	75.1%	$152,511	$49.14
San Diego
12225 El Camino Real, San Diego, California	1	1998	58,401	100.0%	$2,543	$43.55
12235 El Camino Real, San Diego, California	1	1998	53,751	100.0%	2,627	48.87
12340 El Camino Real, San Diego, California	1	2002 / 2022	110,950	25.9%	1,436	49.93
12390 El Camino Real, San Diego, California	1	2000	73,238	100.0%	4,237	57.85
12770 El Camino Real, San Diego, California	1	2016	75,035	100.0%	4,761	72.40
12780 El Camino Real, San Diego, California	1	2013	140,591	100.0%	7,138	50.77
12790 El Camino Real, San Diego, California	1	2013	87,944	100.0%	4,940	56.18
12830 El Camino Real, San Diego, California	1	2021	196,444	100.0%	14,419	73.40
12860 El Camino Real, San Diego, California	1	2021	92,042	100.0%	6,279	68.22
12348 High Bluff Drive, San Diego, California	1	1999	39,192	51.5%	926	45.90
12400 High Bluff Drive, San Diego, California	1	2004 / 2022	216,518	100.0%	17,216	79.51
12707 High Bluff Drive, San Diego, California	1	2017	59,245	91.2%	3,417	63.22
12777 High Bluff Drive, San Diego, California	1	2017	44,486	100.0%	2,319	52.14
3579 Valley Centre Drive, San Diego, California	1	1999	54,960	100.0%	3,283	59.74

Property Location	No. of Buildings	Year Built / Renovated	Rentable Square Feet	Percentage Occupied (1)	Annualized Base Rent (in thousands) (2)	Annualized Rent Per Square Foot (2)
3611 Valley Centre Drive, San Diego, California	1	2000	132,425	100.0%	7,465	56.37
3661 Valley Centre Drive, San Diego, California	1	2001	124,756	34.2%	2,902	68.08
3721 Valley Centre Drive, San Diego, California	1	2003	117,777	94.8%	6,277	56.24
3811 Valley Centre Drive, San Diego, California	1	2000	118,912	100.0%	7,943	66.80
3745 Paseo Place, San Diego, California	1	2019	95,871	89.0%	6,147	72.06
2100 Kettner Boulevard, San Diego, California	1	2022	212,915	45.0%	6,290	68.24
2305 Historic Decatur Road, San Diego, California	1	2009	107,456	88.3%	4,536	47.84
3535 General Atomics Court, San Diego, California	1	1991/ 2015	80,543	28.1%	1,222	53.97
3565 General Atomics Court, San Diego, California	1	1993 / 2017	43,295	100.0%	2,810	64.90
3530 John Hopkins Court, San Diego, California	1	1999 / 2012	45,589	100.0%	4,399	96.48
3550 John Hopkins Court, San Diego, California	1	2000 / 2012	62,739	100.0%	5,192	82.76
4690 Executive Drive, San Diego, California	1	1999 / 2025	52,074	—%	—	—
9455 Towne Centre Drive, San Diego, California	1	2021	160,444	100.0%	7,822	48.76
9514 Towne Centre Drive, San Diego, California	1	2023	70,616	100.0%	5,220	73.92
Subtotal/Weighted Average – San Diego	28		2,728,209	83.7%	$143,766	$63.32
San Francisco Bay Area
4100 Bohannon Drive, Menlo Park, California	1	1985	47,643	100.0%	$2,640	$55.41
4200 Bohannon Drive, Menlo Park, California	1	1987	43,600	69.4%	1,477	56.64
4300 Bohannon Drive, Menlo Park, California	1	1988	63,430	38.8%	1,188	48.31
4400 Bohannon Drive, Menlo Park, California	1	1988 / 2025	48,414	—%	—	—
4500 Bohannon Drive, Menlo Park, California	1	1990	63,429	100.0%	4,074	64.23
4600 Bohannon Drive, Menlo Park, California	1	1990	48,413	100.0%	2,570	53.09
4700 Bohannon Drive, Menlo Park, California	1	1989	63,429	100.0%	3,513	55.39
900 Jefferson Avenue, Redwood City, California	1	2015	228,226	100.0%	13,468	59.01
900 Middlefield Road, Redwood City, California	1	2015	119,616	100.0%	10,236	85.92
1290-1300 Terra Bella Avenue, Mountain View, California	1	1961	114,175	100.0%	7,446	65.21
680 East Middlefield Road, Mountain View, California	1	2014	171,676	100.0%	7,763	45.22
690 East Middlefield Road, Mountain View, California	1	2014	171,215	100.0%	7,730	45.14
1701 Page Mill Road, Palo Alto, California	1	2015	128,688	100.0%	8,461	65.75
3150 Porter Drive, Palo Alto, California	1	1998	36,886	100.0%	3,277	88.83
100 First Street, San Francisco, California	1	1988	480,457	95.3%	31,918	72.56

Property Location	No. of Buildings	Year Built / Renovated	Rentable Square Feet	Percentage Occupied (1)	Annualized Base Rent (in thousands) (2)	Annualized Rent Per Square Foot (2)
100 Hooper Street, San Francisco, California	1	2018	417,914	97.4%	23,426	57.68
303 Second Street, San Francisco, California	1	1988	784,658	66.1%	46,204	89.82
201 Third Street, San Francisco, California	1	1983	355,960	56.0%	7,919	40.05
360 Third Street, San Francisco, California	1	2013	436,357	66.6%	25,489	88.08
250 Brannan Street, San Francisco, California	1	1907 / 2001	100,850	100.0%	10,323	102.36
301 Brannan Street, San Francisco, California	1	1909 / 1989	82,834	100.0%	7,392	89.23
333 Brannan Street, San Francisco, California	1	2016	185,602	100.0%	17,688	95.30
345 Brannan Street, San Francisco, California	1	2015	110,050	99.7%	10,551	96.16
350 Mission Street, San Francisco, California	1	2016	455,340	99.7%	24,117	53.18
345 Oyster Point Boulevard, South San Francisco, California	1	2001	40,410	100.0%	2,192	54.24
347 Oyster Point Boulevard, South San Francisco, California	1	1998	39,780	100.0%	2,158	54.24
349 Oyster Point Boulevard, South San Francisco, California	1	1999	65,340	—%	—	—
350 Oyster Point Boulevard, South San Francisco, California	1	2021	234,892	100.0%	18,167	77.34
352 Oyster Point Boulevard, South San Francisco, California	1	2021	232,215	100.0%	18,062	77.78
354 Oyster Point Boulevard, South San Francisco, California	1	2021	193,472	100.0%	15,048	77.78
Subtotal/Weighted Average – San Francisco	30		5,564,971	86.2%	$334,497	$70.21
Seattle
601 108th Avenue North East, Bellevue, Washington	1	2000	490,738	87.1%	$18,052	$42.73
10900 North East 4th Street, Bellevue, Washington	1	1983	428,557	88.6%	17,587	46.54
2001 8th Avenue, Seattle, Washington	1	2009	535,395	26.0%	5,598	40.52
320 Westlake Avenue North, Seattle, Washington	1	2007	184,644	96.1%	8,117	45.74
321 Terry Avenue North, Seattle, Washington	1	2013	135,755	100.0%	5,505	40.55
401 Terry Avenue North, Seattle, Washington	1	2003	174,530	100.0%	7,008	40.15
333 Dexter Ave North, Seattle, Washington	1	2022	618,766	100.0%	31,654	51.16
701 North 34th Street, Seattle, Washington	1	1998	143,136	64.6%	3,254	35.18
801 North 34th Street, Seattle, Washington	1	1998	173,615	100.0%	5,789	33.34
837 North 34th Street, Seattle, Washington	1	2008	112,487	71.3%	2,827	35.25
Subtotal/Weighted Average – Seattle	10		2,997,623	80.0%	$105,391	$44.07
Austin
200 W. 6th Street, Austin, Texas	1	2023	758,975	82.2%	$28,443	$46.11
Subtotal/Weighted Average - Austin	1		758,975	82.2%	$28,443	$46.11
TOTAL/WEIGHTED AVERAGE	121		16,292,164	81.6%	$764,608	$58.16

____________________
(1)Based on all leases at the respective properties in effect as of December 31, 2025. Includes month-to-month leases and leases with a lease term of less than one year as of December 31, 2025. Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Annualized base rental revenue includes the impact of straight-lining rent escalations and the amortization of free rent periods, and excludes the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below-market rent, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Excludes month-to-month leases, vacant space, and leases with a lease term of less than one year, as of December 31, 2025. Includes 100% of annualized base rent of consolidated property partnerships.

Stabilized Redevelopment Projects

During the year ended December 31, 2025, the following projects were added to our stabilized portfolio of operating properties:

		Construction Period		Stabilization Date (1)	Rentable Square Feet	% Occupied	% Leased
PROJECT	Location	Start Date	Completion Date

4400 Bohannon Drive	Other Peninsula - San Francisco Bay Area	4Q 2022	3Q 2024	3Q 2025	48,414	—%	—%
4690 Executive Drive	University Towne Center - San Diego	1Q 2022	3Q 2024	3Q 2025	52,074	—%	47%

TOTAL:					100,488	—%	24%

____________________
(1)Represents the earlier of the date the project achieves 95% occupancy or one year from substantial completion of base building components.

In-Process Development Projects

As of December 31, 2025, the following development project was in the tenant improvement phase:

		Construction Start Date	Estimated Stabilization Date (2)	Estimated Rentable Square Feet	% Occupied	% Leased
PROJECT (1)	Location

Life Science
Kilroy Oyster Point - Phase 2	South San Francisco	2Q 2021	1Q 2026	871,738	3%	44%

TOTAL:				871,738	3%	44%

____________________
(1)Includes projects that have reached “cold shell condition” and are ready for tenant improvements, which may require additional major base building construction before being placed in service.
(2)Represents the earlier of the date the project achieves 95% occupancy or one year from substantial completion of base building components. For multi-phase projects, interest and carry cost capitalization may cease and recommence driven by various factors, including tenant improvement construction, other tenant related timing, or changes in project scope.

Future Development Pipeline

The following table sets forth certain information relating to our future development pipeline as of December 31, 2025:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)

Los Angeles
1633 26th Street (2)	West Los Angeles	190,000
San Diego
Santa Fe Summit (2)	56 Corridor	600,000 - 650,000
2045 Pacific Highway	Little Italy / Point Loma	275,000
Kilroy East Village	East Village	1,100 units
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000
Flower Mart	San Francisco CBD	2,300,000
Seattle
SIX0	Lake Union / Denny Regrade	925,000 and 650 units
Austin
Stadium Tower	Stadium District / Domain	493,000
____________________
(1)Project scope, including the estimated developable square feet or number of residential units, could change materially from estimates provided due to one or more of the following: significant changes in the economy, market conditions, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes, or project design.
(2)Subject to signed agreements and non-refundable deposits as of the date of this filing. Both development sites are anticipated to close upon receipt of residential entitlements and permits, which is expected to occur in phases beginning in late 2026.

Significant Tenants

The following table sets forth information about our 20 largest tenants based upon annualized base rental revenues, as defined below, as of December 31, 2025:

	Tenant Name (1)	Region	Annualized Base Rental Revenue (in thousands) (2)	Rentable Square Feet	Percentage of Total Annualized Base Rental Revenue (2)	Percentage of Total Rentable Square Feet	Year(s) of Significant Lease Expiration(s) (3)	Weighted Average Remaining Lease Term (Years)

1	Global technology company	Seattle / San Diego	$44,696	849,826	5.9%	5.2%	2032 - 2033 / 2037	7.6
2	Cruise LLC	San Francisco Bay Area	35,449	374,618	4.6%	2.3%	2031	5.9
3	Stripe, Inc.	San Francisco Bay Area	33,110	425,687	4.3%	2.6%	2034	8.5
4	Adobe Systems, Inc.	San Francisco Bay Area / Seattle	27,897	537,799	3.7%	3.3%	2027 (4) / 2031	5.4
5	Salesforce, Inc.	San Francisco Bay Area / Seattle	24,706	472,988	3.2%	2.9%	2029 - 2030 / 2032	4.4
6	Okta, Inc.	San Francisco Bay Area	24,206	293,001	3.2%	1.8%	2028	2.8
7	DoorDash, Inc.	San Francisco Bay Area	23,842	236,759	3.1%	1.5%	2032	6.1
8	Netflix, Inc.	Los Angeles	21,854	361,388	2.9%	2.2%	2032	6.6
9	Cytokinetics, Inc.	San Francisco Bay Area	18,167	234,892	2.4%	1.4%	2033	7.8
10	Box, Inc.	San Francisco Bay Area	16,853	287,680	2.2%	1.8%	2028	2.5
11	DIRECTV, LLC	Los Angeles	16,085	532,956	2.1%	3.3%	2026 - 2027 (5)	1.7
12	Tandem Diabetes Care, Inc.	San Diego	15,884	181,949	2.1%	1.1%	2035	9.3
13	Synopsys, Inc.	San Francisco Bay Area	15,492	342,891	2.0%	2.1%	2030	4.7
14	Neurocrine Biosciences, Inc.	San Diego	14,397	273,021	1.9%	1.7%	2029 / 2031	5.2
15	Viacom International, Inc.	Los Angeles	13,718	220,330	1.8%	1.4%	2028	3.0
16	Indeed, Inc.	Austin CBD	13,430	330,394	1.8%	2.0%	2034	9.0
17	Sony Group Corporation	San Francisco Bay Area / Los Angeles	13,382	131,642	1.8%	0.8%	2030	4.2
18	Amazon.com	Seattle	12,921	284,307	1.7%	1.7%	2030	4.1
19	Nektar Therapeutics, Inc.	San Francisco Bay Area	12,297	135,974	1.6%	0.8%	2030	4.1
20	Splunk, Inc.	San Francisco Bay Area	10,323	100,850	1.4%	0.6%	2031	5.9
	Total		$408,709	6,608,952	53.7%	40.5%		5.5
_____________________
(1)Includes subsidiaries of tenant listed. Excludes tenants at properties classified as held for sale.
(2)Annualized base rental revenue is calculated as the annualized monthly contractual rents from existing tenants in occupancy, including the impact of straight-lined rent escalations and the amortization of free rent periods and excluding the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below-market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Includes 100% of the annualized base rental revenues of consolidated property partnerships.
(3)Significant lease expirations include those greater than 25,000 rentable square feet.
(4)The 2027 lease expiration represents 31,840 rentable square feet that expires on June 30, 2027.
(5)The 2026 lease expiration represents 49,255 rentable square feet that expires on September 30, 2026, and the 2027 expiration represents the remaining 483,701 square feet that expires on September 30, 2027.

The following pie chart sets forth the composition of our tenant base by industry as a percentage of our annualized base rental revenue for our occupied square footage (excluding month-to-month and intercompany leases) based on the North American Industry Classification System as of December 31, 2025:

Other, 8%
Life Science and Health Care, 19%
Finance, Insurance, and Real Estate, 7%
Professional, Business, and Other Services, 9%
Media, 6%
Technology, 51%

Our markets are dynamic and populated with innovative and creative tenants, including, but not limited to, technology, life science and healthcare, and media companies. While technology companies comprise 51% of our office portfolio base rent, technology is a broad concept that encompasses diverse industries, including software, social media, hardware, cloud computing, internet media, and technology services.

Lease Expirations

The following table sets forth a summary of our lease expirations for our stabilized portfolio, excluding our residential properties, for each of the next ten years beginning with 2026, assuming that none of the tenants exercise renewal options or termination rights. See further discussion of our lease expirations under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors that May Influence Future Results of Operations”:

Lease Expirations (1) (2)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Square Feet	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Square Foot (3)

Month-to-Month	26	27,459	N/A	N/A	N/A	N/A

2026	69	1,049,430	8.0%	$49,033	6.4%	$46.72
2027	67	1,011,066	7.7%	37,598	4.9%	37.19
2028	70	1,244,652	9.4%	77,264	10.1%	62.08
2029	60	1,420,631	10.8%	74,160	9.7%	52.20
2030	67	1,718,698	13.1%	103,707	13.6%	60.34
2031	64	2,437,547	18.5%	154,798	20.2%	63.51
2032	19	1,253,284	9.5%	83,313	10.9%	66.48
2033	19	1,164,020	8.9%	69,117	9.0%	59.38
2034	18	683,426	5.2%	45,643	6.0%	66.79
2035	17	637,974	4.9%	36,991	4.8%	57.98
2036 and beyond	18	525,833	4.0%	32,984	4.4%	62.73
Total / Average	488	13,146,561	100.0%	$764,608	100.0%	$58.16
____________________
(1)Represents all in-place leases as of December 31, 2025, excluding intercompany leases.
(2)Includes 100% of annualized base rent of consolidated property partnerships.
(3)Represents annualized monthly contractual rents from existing tenants in occupancy, including the impact of straight-lined rent escalations and the amortization of free rent periods and excluding the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below-market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures including full service gross, modified gross, and triple net. Amounts represent percentage of total portfolio annualized contractual base rental revenue. Total is presented on a weighted average basis.

Secured Debt

As of December 31, 2025, the Operating Partnership had three outstanding mortgage notes payable which were secured by certain of our properties. Our secured debt represents an aggregate principal indebtedness of approximately $600.4 million. See additional information regarding our secured debt in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity Sources,” Notes 7 and 8 to our consolidated financial statements, and “Schedule III—Real Estate and Accumulated Depreciation,” included in this report.

ITEM 3.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of December 31, 2025, we were not a defendant in, and our properties were not subject to any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR KILROY REALTY CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KRC.” As of February 6, 2026, there were approximately 78 registered holders of the Company’s common stock. The following table illustrates dividends declared during 2025 and 2024 as reported on the NYSE:

2025	Per Share Common Stock Dividends Declared
First quarter	$0.5400
Second quarter	$0.5400
Third quarter	$0.5400
Fourth quarter	$0.5400

2024	Per Share Common Stock Dividends Declared
First quarter	$0.5400
Second quarter	$0.5400
Third quarter	$0.5400
Fourth quarter	$0.5400

The Company pays distributions to common stockholders quarterly each January, April, July, and October, at the discretion of the Board of Directors. Distribution amounts depend on our FFO, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors deems relevant.

The Company did not purchase any equity securities during the three months ended December 31, 2025.

MARKET FOR KILROY REALTY, L.P.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Operating Partnership’s common units. As of February 6, 2026, there were 18 holders of record of common units (including through the Company’s general partnership interest).

The following table reports the distributions per common unit declared during the years ended December 31, 2025 and 2024:

2025	Per Unit Common Unit Distribution Declared
First quarter	$0.5400
Second quarter	$0.5400
Third quarter	$0.5400
Fourth quarter	$0.5400

2024	Per Unit Common Unit Distribution Declared
First quarter	$0.5400
Second quarter	$0.5400
Third quarter	$0.5400
Fourth quarter	$0.5400

PERFORMANCE GRAPH

The following line graph compares the change in cumulative total return on shares of the Company’s common stock to the cumulative total return of the FTSE Nareit All Equity REITs Index, the Standard & Poor’s (“S&P”) 500 Index, and the S&P Composite 1500 – Office REITs Index for the five-year period ended December 31, 2025. We include the S&P Composite 1500 – Office REITs Index because management believes it provides additional information to investors about our performance relative to a more specific peer group. The S&P Composite 1500 – Office REITs Index is a published and widely recognized index that comprises 11 office equity REITs, including us. The graph assumes an investment of $100 in us and each of the indices on December 31, 2020 and, as required by the SEC, the reinvestment of all distributions. The return shown on the graph is not necessarily indicative of future performance:

Total Return Performance
200
150
100
50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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

Forward-Looking Statements

Statements contained in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our NOI and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates”, or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs, and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends, and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results, and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results, or events. Numerous factors could cause actual future performance, results, and events to differ materially from those indicated in the forward-looking statements, including, among others:
•global market and general economic conditions, including actual and potential tariffs and periods of heightened inflation, and their effect on us and our tenants;
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

The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Item 1A. Risk Factors,” and in our respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the dates on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Company Overview

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, develop, acquire, and manage real estate assets, consisting primarily of premier office and life science properties in the San Francisco Bay Area, Los Angeles, Seattle, San Diego, and Austin, which are markets we believe have strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets through the Operating Partnership and conduct substantially all of our operations through the Operating Partnership. We owned an approximate 99.1% and 99.0% common general partnership interest in the Operating Partnership as of December 31, 2025 and 2024, respectively. All of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases for the land (see Note 17 “Commitments and Contingencies” to our consolidated financial statements included in this report for additional information regarding our ground lease obligations).

2025 Operational Highlights

Throughout 2025, we remained focused on creating value for our stockholders through leasing and strategic capital allocation. We also continued to maintain a strong balance sheet and elevate our leadership position in sustainable operations.

Leasing. We executed new and renewal leases totaling 1.8 million square feet, excluding short-term leases, which is comprised of 1.2 million square feet of second generation leases signed within the stabilized portfolio and 0.6 million square feet of first generation, major repositioning, and development leases. For the 1.2 million square feet of leases signed within the stabilized portfolio, revenue recognized under U.S. generally accepted accounting principles (“GAAP”) and contractual rents decreased 9.3% and 18.4%, respectively. Our stabilized office portfolio was 81.6% occupied and 83.8% leased as of December 31, 2025.

Strategic Capital Allocation. In 2025, we completed the sale of three operating properties, comprised of six buildings, in three transactions to unaffiliated third parties for gross proceeds totaling approximately $466.0 million. Additionally, during the year ended December 31, 2025, we acquired two operating properties, comprised of five buildings, in two transactions for a cash purchase price of $397.3 million.

We also continued to execute on our development and redevelopment program during 2025. We added two completed redevelopment projects to our stabilized portfolio totaling 100,488 rentable square feet of life science space. We had one development project, Kilroy Oyster Point (Phase 2) (“KOP 2”), in the tenant improvement phase. During the year, we executed approximately 384,000 square feet of leases at KOP 2, bringing the project to 44% leased.

Financing. In 2025, we issued $400.0 million of new debt at a stated interest rate of 5.875% and we exercised our option to extend the maturity date of our unsecured term loan facility by 12 months to October 3, 2026. Additionally, we repaid in full the $400.0 million aggregate principal amount outstanding of our 4.375% senior notes due 2025.

Stabilized Portfolio Information

As of December 31, 2025, our stabilized portfolio was comprised of 121 office, life science, and mixed-use properties encompassing an aggregate of approximately 16.3 million rentable square feet and 1,001 residential units. Our stabilized portfolio includes all of our properties with the exception of development and redevelopment properties currently committed for construction, under construction, or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any.

As of December 31, 2025, the following properties and projects were excluded from our stabilized portfolio:

	Number of Properties / Projects	Actual / Estimated Rentable Square Feet (1)
Properties held for sale (2)	1	427,764
In-process development project - tenant improvement	1	871,738
________________________
(1)For the property classified as held for sale, represents actual rentable square feet and consists of three buildings. For the in-process development project in the tenant improvement phase, represents estimated rentable square feet upon completion.
(2)See Note 4 “Dispositions and Held For Sale” to our consolidated financial statements included in this report for additional information.

Our stabilized portfolio also excludes our future development pipeline, which, as of December 31, 2025, was comprised of eight potential development sites on which we believe we could develop approximately 6.0 million rentable square feet of commercial real estate space and approximately 1,750 residential units.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2024 to December 31, 2025, excluding our residential portfolio:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2024 (1)	123	17,142,721
Acquisitions	5	538,532
Completed redevelopment properties placed in-service	2	100,488
Dispositions and Held For Sale	(9)	(1,495,505)
Remeasurements (2)	—	5,928
Total as of December 31, 2025 (1)	121	16,292,164
________________________
(1)Includes four properties owned by consolidated property partnerships (see Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report for additional information).
(2)Represents a recalculation of a property's rentable square footage using updated industry measurement standards.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio, excluding our residential portfolio, as of the end of the period presented:

Stabilized Portfolio Occupancy

Region	December 31, 2025			December 31, 2024
	Buildings	Rentable Square Feet	Occupancy	Buildings	Rentable Square Feet	Occupancy
Los Angeles	52	4,242,386	75.1%	53	4,340,302	75.0%
San Diego	28	2,728,209	83.7%	26	2,876,502	89.2%
San Francisco Bay Area	30	5,564,971	86.2%	33	6,170,595	87.4%
Seattle	10	2,997,623	80.0%	10	2,996,347	80.5%
Austin	1	758,975	82.2%	1	758,975	74.7%
Total	121	16,292,164	81.6%	123	17,142,721	82.8%

The following table sets forth the average occupancy of certain property groups within our stabilized portfolio for the periods presented:

	Average Occupancy
	Year Ended December 31,
	2025	2024
Stabilized Portfolio (1)	80.9%	83.9%
Same Property Portfolio (1) (2)	81.4%	83.8%
Residential Portfolio (3)	94.1%	92.5%
_____________________
(1)    Occupancy percentages reported are calculated as the average of the daily ending occupancy percentages for the period presented. Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)    Occupancy percentages reported are based on properties owned and stabilized as of January 1, 2024 and still owned and stabilized as of December 31, 2025, and exclude our residential portfolio. See discussion under “Results of Operations” for additional information.
(3)    Our residential portfolio consists of our 200-unit Columbia Square Living property and 193-unit Jardine property in Hollywood, California and 608 residential units at our One Paseo mixed-use property in San Diego, California.

Factors That May Influence Future Results of Operations

Leasing

Leasing Activity and Changes in Rental Rates. The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space, including sublease space, newly developed or redeveloped properties and newly acquired properties with vacant space. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As noted below, the change in rents and cash rents for 2nd Gen Leasing decreased during the year, primarily due to lease arrangements with four tenants. The following tables set forth certain information regarding leasing activity during the year ended December 31, 2025:

Leases Executed (1)

	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI / LC per Sq. Ft. (2)	TI / LC per Sq. Ft. / Year (2)	Changes in Rents (3)	Changes in Cash Rents (4)
	New	Renewal	New	Renewal	Total
2nd Gen Leasing (5)	57	50	645,357	523,296	1,168,653	70	$59.76	$10.24	(9.3)%	(18.4)%
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (6)	20	—	611,726	—	611,726	158	$372.95	$28.33
Total	77	50	1,257,083	523,296	1,780,379

Retention Rate Calculations (7)	2025

Retention Rate	34.0%
Retention Rate, including subtenants (8)	39.6%
________________________
(1)    Includes activities of consolidated property partnerships. Excludes leases with a lease term of less than one year (i.e., short-term leases).
(2)    Includes tenant improvements and third-party leasing commissions, and excludes tenant-funded tenant improvements and indirect leasing costs.
(3)    Calculated as the change between the expiring GAAP rent and the new GAAP rent for the same space. When necessary, lease structures are modified (adjusted for triple net) for comparability. Space that was vacant when the property was acquired is excluded from these calculations.
(4)    Calculated as the change between the expiring cash rent and the new cash rent for the same space. When necessary, lease structures are modified (adjusted for triple net) for comparability. Space that was vacant when the property was acquired is excluded from these calculations.
(5)    Represents leases executed at properties in the stabilized portfolio during the period, excluding short-term leases. Excludes leases executed at space that was vacant when the property was acquired, space not previously leased at recently completed development projects that have been added to the stabilized portfolio, and space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased. Tenant improvement and leasing commission capital expenditures for projects classified as Major Repositioning are captured in 2nd Gen Capital Expenditures.
(6)    Represents leases executed at space not previously leased, space that was vacant when the property was acquired, recently completed development projects that have been added to the stabilized portfolio, at space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased, and at projects in our development and redevelopment portfolios.
(7)    Calculated as the percentage of square footage renewed by existing tenants divided by the square footage of space renewed by existing tenants and lease expirations during the period. Excludes square footage of short-term leases.
(8)    Represents the retention rate, inclusive of leases with subtenants where the Company does not expect to experience downtime in occupancy between leases.

Lease Expirations. The following tables set forth certain information regarding our scheduled lease expirations for our stabilized portfolio, excluding our residential properties, and by region for the next two years:

Lease Expirations (1) (2)

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

Month-to-Month	26	27,459	N/A	N/A	N/A	N/A

2026	69	1,049,430	8.0%	$49,033	6.4%	$46.72
2027	67	1,011,066	7.7%	37,598	4.9%	37.19
2028	70	1,244,652	9.4%	77,264	10.1%	62.08
2029	60	1,420,631	10.8%	74,160	9.7%	52.20
2030	67	1,718,698	13.1%	103,707	13.6%	60.34
Thereafter	155	6,702,084	51.0%	422,846	55.3%	63.09
Total	488	13,146,561	100.0%	$764,608	100.0%	$58.16

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

2026	Los Angeles	39	429,910	3.3%	$18,243	2.4%	$42.43
	San Diego	5	31,731	0.2%	957	0.1%	30.16
	San Francisco Bay Area	13	298,295	2.3%	18,657	2.4%	62.55
	Seattle	12	289,494	2.2%	11,176	1.5%	38.61
	Austin	—	—	—%	—	—%	—
	Total	69	1,049,430	8.0%	$49,033	6.4%	$46.72

2027	Los Angeles	41	797,531	6.0%	$28,042	3.7%	$35.16
	San Diego	10	89,602	0.7%	4,510	0.6%	50.33
	San Francisco Bay Area	6	33,449	0.3%	1,596	0.1%	47.71
	Seattle	10	90,484	0.7%	3,450	0.5%	38.13
	Austin	—	—	—%	—	—%	—
	Total	67	1,011,066	7.7%	$37,598	4.9%	$37.19
_____________________
(1)    Represents all in-place leases as of December 31, 2025, excluding intercompany leases.
(2)    Includes 100% of annualized base rent of consolidated property partnerships.
(3)    Represents annualized monthly contractual rents from existing tenants in occupancy, including the impact of straight-lined rent escalations and the amortization of free rent periods and excluding the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above/below-market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Additionally, the underlying leases contain various expense structures, including full service gross, modified gross, and triple net. Amounts represent percentage of total portfolio annualized contractual base rental revenue.

Adjusting for leases that have been backfilled or renewed by a subtenant as of December 31, 2025 but not yet commenced, the expirations for 2026 and 2027 would be 910,164 and 1,005,191 square feet, respectively.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and access to capital. Therefore, we cannot guarantee that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current market rates.

Capital Recycling Program

Our capital recycling program plays a central role in reshaping our portfolio for long‑term performance and cash flow durability. By disposing of select non‑core or fully-stabilized assets, often in markets where growth prospects have moderated, as well as undeveloped land in our portfolio, we can redeploy capital into opportunities in innovation‑driven markets that can realize higher returns. Refer to “Liquidity and Capital Resources of the Operating Partnership” for further discussion of the Company’s capital recycling program.

Development and Redevelopment Programs

We believe that a portion of our long-term future growth will indirectly continue to come from the completion of our in-process development and redevelopment projects and, subject to market conditions, from identifying new opportunities and executing on our future development pipeline.

We have a proactive planning process by which we continually evaluate the size, timing, costs, and scope of our development and redevelopment projects and, as necessary, scale activity to reflect the economic conditions and the real estate fundamentals that exist in our submarkets. We expect to execute on our development and redevelopment programs with prudence and pursue opportunities with attractive economic returns in strategic locations with proximity to public transportation or transportation access, retail amenities, and in markets with strong fundamentals and visible demand. We generally plan to develop projects in phases, as appropriate, and we favor starting projects with significant pre-leasing activity.

Stabilized Redevelopment Projects

During the year ended December 31, 2025, we completed and added the following redevelopment projects to our stabilized portfolio:

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

In-Process Development Projects - Tenant Improvement

As of December 31, 2025, we had one development project in the tenant improvement phase:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco and progressed the property to the tenant improvement phase during the first quarter of 2025. The second phase encompasses 871,738 square feet of office and life science space across three buildings with a total estimated investment of $1.2 billion. We expect this property to be added to the stabilized portfolio one year from the date of the cessation of major base building construction activities, which is expected to occur in January 2026. The project is 44% leased.

Future Development Pipeline

As of December 31, 2025, our future development pipeline included the following projects, at which we believe we could develop approximately 6.0 million rentable square feet of commercial real estate space and approximately 1,750 residential units.

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs (in millions)

Los Angeles
1633 26th Street (2)	West Los Angeles	190,000	$15.8
San Diego
Santa Fe Summit (2)	56 Corridor	600,000 - 650,000	117.0
2045 Pacific Highway	Little Italy / Point Loma	275,000	61.1
Kilroy East Village	East Village	1,100 units	68.0
San Francisco Bay Area
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	251.2
Flower Mart	San Francisco CBD	2,300,000	703.7
Seattle
SIX0	Lake Union / Denny Regrade	925,000 and 650 units	201.8
Austin
Stadium Tower	Stadium District / Domain	493,000	75.9
TOTAL:			$1,494.5
________________________
(1)Project scope, including the estimated developable square feet or number of residential units, could change materially from estimates provided due to one or more of the following: significant changes in the economy, market conditions, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes, or project design.
(2)Subject to signed agreements and non-refundable deposits as of the date of this filing. Both development sites are anticipated to close upon receipt of residential entitlements and permits, which is expected to occur beginning in phases in 2026.

Fluctuations in our development activities could cause fluctuations in the average development asset balances qualifying for interest and other carrying costs and internal cost capitalization in future periods. A slowdown in development activities could result in fewer projects qualifying for interest capitalization under GAAP, resulting in higher interest and other expense. The following table sets forth our capitalized interest and other capitalized costs for our development and redevelopment properties and capital improvement projects in the stabilized portfolio:

	Year Ended December 31,
	2025	2024
	(in thousands)
Capitalized Interest
Average Qualifying Costs	$1,891,237	$1,879,467
Capitalized Interest	$85,087	$82,461

Other Capitalized Costs
Capitalized Internal Overhead Costs (1)	$17,243	$20,644
Other Capitalized Development Costs (2)	$24,214	$12,062
________________________
(1)Primarily represents compensation costs capitalized to construction and development and redevelopment projects.
(2)Represents incidental property operating and carry costs capitalized to development and redevelopment projects.

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

Results of Operations

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income. We define “Net Operating Income” as revenues less lease termination fees and consolidated operating expenses (property expenses, real estate taxes and ground leases). Commencing January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income as they are non-recurring in nature and their exclusion will provide a measure that we believe is more indicative of our core operating performance. Historical amounts for Net Operating Income have been revised to conform with current period presentation, which resulted in no change to consolidated net income.

Net Operating Income is considered by management to be an important and appropriate supplemental performance measure to net income because we believe it helps both investors and management to understand the core operations of our properties. Net Operating Income is an unlevered operating performance metric of our properties and allows for a useful comparison of the operating performance of individual assets or groups of assets. Because the Company’s Net Operating Income metrics exclude lease termination fees, leasing costs, general and administrative expenses, interest expense, depreciation and amortization, other income and expenses, impairment of real estate assets, and gains and losses, they provide performance measures that, when compared year over year, reflect the consolidated revenues and expenses directly associated with owning and operating commercial real estate and the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing a perspective on operations not immediately apparent from net income. In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income and, accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP net income.

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Property Portfolio – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2024 and still owned and included in the stabilized portfolio as of December 31, 2025, including our three residential properties in Hollywood and San Diego, California;
•Re/Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, and expenses for certain of our future development projects, and the results generated by the two stabilized redevelopment properties that were added to the stabilized portfolio in the third quarter of 2025;
•Acquisition Properties – includes the results, from the date of acquisition through the periods presented, of the following:
◦One property, comprised of two buildings, acquired in the third quarter of 2024;
◦One property acquired in the third quarter of 2025; and
◦One property, comprised of four buildings, acquired in the fourth quarter of 2025; and
•Disposition and Held For Sale Properties – includes the results of the following:
◦One property disposed of in the second quarter of 2025;
◦One property, comprised of four buildings, disposed of in the third quarter of 2025;
◦One property disposed of in the fourth quarter of 2025; and

◦One property, comprised of three buildings, classified as held for sale as of December 31, 2025.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of December 31, 2025:

Group	# of Buildings	Rentable Square Feet
Same Property Portfolio	112	15,549,413
Re/Development Properties (1)	2	100,488
Acquisition Properties	7	642,263
Total Stabilized Portfolio (2)	121	16,292,164
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development projects, and future development projects.
(2)Excludes our three residential properties.

The following table summarizes our Net Operating Income for our total portfolio:

	Year Ended December 31,		Dollar Change	Percentage Change
	2025	2024
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$276,121	$210,969	$65,152	30.9%
Net income attributable to noncontrolling common units of the Operating Partnership	2,682	2,062	620	30.1%
Net income attributable to noncontrolling interests in consolidated property partnerships	23,837	19,923	3,914	19.6%
Net income	$302,640	$232,954	$69,686	29.9%
Lease termination fees (1)	(13,110)	(7,066)	(6,044)	85.5%
General and administrative expenses	73,108	71,074	2,034	2.9%
Leasing costs	10,352	8,764	1,588	18.1%
Depreciation and amortization	354,854	356,182	(1,328)	(0.4)%
Interest income	(6,970)	(37,752)	30,782	(81.5)%
Interest expense	126,292	145,287	(18,995)	(13.1)%
Other (income) expense	(168)	992	(1,160)	(116.9)%
Gains on sales of depreciable operating properties	(127,038)	—	(127,038)	100.0%
Impairment of real estate assets	16,259	—	16,259	100.0%
Gain on sale of long-lived assets	—	(5,979)	5,979	(100.0)%
Net Operating Income	$736,219	$764,456	$(28,237)	(3.7)%
____________________
(1)Commencing January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition.

The following tables summarize our Net Operating Income for our total portfolio:

	Year Ended December 31,
	2025					2024
	Same Property	Re/ Develop- ment	Acquisi- tion	Disposi- tion & Held for Sale	Total	Same Property	Re/ Develop- ment	Acquisi- tion	Disposi- tion & Held for Sale	Total
	(in thousands)
Operating revenues:
Rental income (1)	$1,009,015	$454	$13,308	$57,700	$1,080,477	$1,034,762	$1,148	$1,579	$73,560	$1,111,049
Other property income	16,991	1,014	181	894	19,080	16,122	449	—	943	17,514
Total	1,026,006	1,468	13,489	58,594	1,099,557	1,050,884	1,597	1,579	74,503	1,128,563
Property and related expenses:
Property expenses	224,133	1,658	3,169	14,766	243,726	226,132	1,147	198	15,964	243,441
Real estate taxes	97,026	2,954	1,224	6,360	107,564	98,603	2,148	111	8,089	108,951
Ground leases	12,048	—	—	—	12,048	11,715	—	—	—	11,715
Total	333,207	4,612	4,393	21,126	363,338	336,450	3,295	309	24,053	364,107
Net Operating Income (Loss)	$692,799	$(3,144)	$9,096	$37,468	$736,219	$714,434	$(1,698)	$1,270	$50,450	$764,456
____________________
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. Net Operating Income as presented has been conformed to our new definition. The years ended December 31, 2025 and 2024 excludes $13.1 million and $7.1 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

	Year Ended December 31, 2025 as compared to the Year Ended December 31, 2024
	Same Property		Re/Development	Acquisition	Disposition & Held for Sale	Total
	Dollar Change	Percent Change	Dollar Change	Dollar Change	Dollar Change	Dollar Change
	($ in thousands)
Operating revenues:
Rental income (1)	$(25,747)	(2.5)%	$(694)	$11,729	$(15,860)	$(30,572)
Other property income	869	5.4%	565	181	(49)	1,566
Total	(24,878)	(2.4)%	(129)	11,910	(15,909)	(29,006)
Property and related expenses:
Property expenses	(1,999)	(0.9)%	511	2,971	(1,198)	285
Real estate taxes	(1,577)	(1.6)%	806	1,113	(1,729)	(1,387)
Ground leases	333	2.8%	—	—	—	333
Total	(3,243)	(1.0)%	1,317	4,084	(2,927)	(769)
NOI Impact	$(21,635)	(3.0)%	$(1,446)	$7,826	$(12,982)	$(28,237)
__________________
(1)Beginning January 1, 2025, the Company began excluding lease termination fees from the calculation of rental income for Net Operating Income. The years ended December 31, 2025 and 2024 excludes $13.1 million and $7.1 million of lease termination fees from total Net Operating Income, respectively, related to the Same Property portfolio.

Net Operating Income decreased $28.2 million, or 3.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily resulting from:
•A decrease of $21.6 million, or 3.0%, attributable to the Same Property Portfolio which was driven by the following activity:
•A decrease in operating revenues of $24.9 million, or 2.4%, primarily due to a(n):
•$11.8 million decrease in straight-line rent;
•$7.0 million decrease in settlement and restoration fee income;

•$6.6 million decrease in base rent, primarily due to a $19.8 million decrease from lease expirations, partially offset by a $13.2 million increase from higher rates;
•$4.7 million decrease in amortization of deferred income and tenant funded improvements, mainly resulting from tenant move outs; and
•$1.4 million decrease in revenues from recoverable operating expenses.
Partially offset by a:
•$3.8 million increase in revenue associated with tenant creditworthiness considerations resulting in higher non-recurring charges in 2024; and
•$2.8 million increase in revenues primarily due to transient parking and residential income.
•A decrease in property and related expenses of $3.2 million, or 1.0%, primarily due to a(n):
•$2.0 million decrease in property expenses, primarily due to a decrease in insurance premiums and residential expenses; and
•$1.6 million decrease in real estate taxes, primarily due to a net increase in refunds of $2.5 million received in 2025, partially offset by a $0.9 million increase resulting from higher assessed property values.
Partially offset by a:
•$0.3 million increase in ground lease expense.
•A decrease of $13.0 million, attributable to the Disposition and Held for Sale Properties, primarily due to one property, comprised of four-buildings, disposed of during the third quarter of 2025; and
•A decrease of $1.4 million, attributable to the Re/Development Properties, primarily due to non-recurring revenue from settlement fee income received from one tenant in 2024.
Partially offset by:
•An increase of $7.8 million, attributable to the Acquisition Properties, primarily due to one property acquired during the third quarter of 2025 and one property acquired in the third quarter of 2024.

Lease Termination Fees

Lease termination fees increased $6.0 million, or 85.5%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to a lease termination fee recognized for one tenant in the second quarter of 2025 in the San Francisco Bay Area region.

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 2.9%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to lower compensation costs capitalized to construction and development and redevelopment projects in 2025 as compared to 2024.

Leasing Costs

Leasing costs increased $1.6 million, or 18.1%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to an increase in leasing overhead during the year ended December 31, 2025. See the “Factors that May Influence Future Results of Operations – Leases Executed” and “Liquidity and Capital Resources of the Operating Partnership – Liquidity Uses” sections for further information.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $1.3 million, or 0.4%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to the following:
•A decrease of $5.7 million attributable to the Same Property Portfolio, primarily due to an early lease termination in the third quarter of 2024; and
•A decrease of $5.6 million attributable to the Disposition Properties, primarily due to the one property, comprised of four-buildings, disposed of during the third quarter of 2025.
Partially offset by:
•An increase of $9.4 million attributable to the Acquisition Properties, primarily due to the one property acquired during the third quarter of 2025, and the one property acquired in the third quarter of 2024; and
•An increase of $0.6 million attributable to the Re/Development Properties.

Interest Income

Interest income decreased $30.8 million, or 81.5%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to carrying lower balances on our interest bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest:

	Year Ended December 31,		Dollar Change	Percentage Change
	2025	2024
	($ in thousands)
Gross interest expense	$211,379	$227,748	$(16,369)	(7.2)%
Capitalized interest	(85,087)	(82,461)	(2,626)	3.2%
Interest expense	$126,292	$145,287	$(18,995)	(13.1)%

Average Qualifying Costs	$1,891,237	$1,879,467	$11,770	0.6%
Weighted Average Interest and Loan Fee Amortization Rate	4.50%	4.39%		0.11%

Gross interest expense, before the effect of capitalized interest, decreased $16.4 million, or 7.2%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a decrease in the average outstanding debt balance for the year ended December 31, 2025.

Capitalized interest increased $2.6 million, or 3.2%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to an increase in the average aggregate cost basis on in-process development and redevelopment projects and future development pipeline projects as well as the weighted average interest rate during the year ended December 31, 2025. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item IA. Risk Factors”.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships increased $3.9 million, or 19.6%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to lease termination fee income received from one tenant in 2025. The amounts reported for the years ended December 31, 2025 and 2024 are comprised of the share of net income attributable to noncontrolling interests for the

Consolidated Property Partnerships. See Note 10 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” to our consolidated financial statements included in this report for additional information.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Results of Operations” in our Form 10-K for the year ended December 31, 2024 for a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section, the term the “Company” refers only to Kilroy Realty Corporation on an unconsolidated basis and excludes the Operating Partnership and all other subsidiaries.

Our liquidity, access to capital, and ability to execute our business strategy are subject to a variety of risks and uncertainties. Our ability to obtain financing, raise capital through dispositions or joint ventures, recycle capital through tax‑deferred transaction structures, fund development activity, or pursue acquisition opportunities will depend on a number of factors, many of which are outside of our control. These factors include conditions in the public and private capital markets, interest rate and inflation trends, the availability and cost of debt and equity financing, the demand for our properties, the timing and pricing of potential dispositions, the performance of our development projects, and broader macroeconomic and geopolitical conditions.

There can be no assurance that capital will be available to us on favorable terms, or at all, that planned dispositions or development activities will be completed as currently contemplated, or that we will be able to execute our investment or financing strategy as intended. If we are unable to access capital or generate proceeds from asset sales or other transactions when needed, our liquidity, ability to meet our obligations, and capacity to pursue our strategic objectives could be adversely affected.

The Company’s business is operated primarily through the Operating Partnership. Distributions from the Operating Partnership are the Company’s primary source of capital. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flows from operations, borrowings available under its unsecured revolving credit facility, and funds from its capital recycling program, including strategic ventures, are adequate for it to make its distribution payments to the Company to make dividend payments to its common stockholders for the next twelve months. Cash flows from operating activities generated by the Operating Partnership for the year ended December 31, 2025 were sufficient to cover the Company’s payment of cash dividends to its stockholders. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn adversely affect the Company’s ability to pay cash dividends to its stockholders.

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

Liquidity Highlights

As of December 31, 2025, we had approximately $179.3 million in cash and cash equivalents and $1.1 billion available under our unsecured revolving credit facility. We believe that our available liquidity makes us well positioned to navigate any additional future uncertainties.

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

The Company intends to continue to make, but has not committed to making, regular quarterly cash distributions to common stockholders, and through the Operating Partnership, to common unitholders from the Operating Partnership’s cash flows from operating activities. All such distributions are at the discretion of the Board of Directors. In 2025, the Company’s distributions exceeded 100% of its taxable income, resulting in a return of capital to its stockholders (See Note 22 “Tax Treatment of Distributions” to our consolidated financial statements included in this report for additional information). As the Company intends to maintain distributions at a level sufficient to meet the REIT distribution requirements and minimize its obligation to pay income and excise taxes, it will continue to evaluate whether the current levels of distribution are appropriate to do so throughout 2026. In addition, in the event the Company completes additional dispositions in the future and is unable to successfully complete Section 1031 Exchanges to defer some or all of the taxable gains related to property dispositions, the Company may be required to distribute a special dividend to its common stockholders and common unitholders in order to minimize or eliminate income taxes on such gains. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On November 18, 2025, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend was payable to stockholders of record on December 31, 2025 and a corresponding cash distribution of $0.54 per Operating Partnership unit was payable to holders of the Operating Partnership’s common limited partnership interests of record on December 31, 2025, including those owned by the Company. The total cash quarterly dividends and distributions paid on January 7, 2026 were $64.5 million.

The covenants contained within certain of our unsecured debt obligations generally prohibit the Company from making distribution payments during an event of default, except to the extent that such payments result in distributions sufficient to (i) maintain our qualification as a REIT for federal and state income tax purposes, and (ii) avoid the payment of federal or state income or excise tax.

Capitalization

As of December 31, 2025, our total debt as a percentage of total market capitalization was 50.8%, as shown in the following table:

	Shares / Units at December 31, 2025	Aggregate Principal Amount or $ Value Equivalent	% of Total Market Capitalization
		($ in thousands)
Debt: (1) (2)
2024 Term Loan Facility due 2026 (3)		$200,000	2.2%
Unsecured Senior Notes Series A & B due 2026		250,000	2.7%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.7%
Unsecured Senior Notes due 2031		350,000	3.9%
Unsecured Senior Notes due 2028 (4)		400,000	4.4%
Unsecured Senior Notes due 2029		400,000	4.4%
Unsecured Senior Notes due 2030		500,000	5.5%
Unsecured Senior Notes due 2032 (4)		425,000	4.7%
Unsecured Senior Notes due 2033 (4)		450,000	5.0%
Unsecured Senior Notes due 2035		400,000	4.4%
Unsecured Senior Notes due 2036		400,000	4.4%
Secured debt		600,442	6.5%
Total debt		$4,625,442	50.8%
Equity and Noncontrolling Interests in the Operating Partnership: (5)
Common limited partnership units outstanding (6)	1,133,562	$42,361	0.5%
Shares of common stock outstanding	118,372,451	4,423,578	48.7%
Total Equity and Noncontrolling Interests in the Operating Partnership		$4,465,939	49.2%
Total Market Capitalization		$9,091,381	100.0%
_____________________
(1)Represents gross aggregate principal amount due at maturity before the effect of the following at December 31, 2025: $25.0 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt and $11.0 million of unamortized discounts for the unsecured senior notes.
(2)As of December 31, 2025, there was no outstanding balance on the unsecured revolving credit facility.
(3)During the year ended December 31, 2025, we elected to extend the maturity date by 12 months to October 3, 2026. The maturity date may be extended by an additional 12-month period, at the Operating Partnership’s election.
(4)Green bond.
(5)Value based on closing price per share of our common stock of $37.37 as of December 31, 2025.
(6)Includes common units of the Operating Partnership not owned by the Company. Excludes noncontrolling interests in consolidated property partnerships.

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
•Borrowings under the Operating Partnership’s unsecured revolving credit facility; and
•Proceeds from equity or preferred equity securities.

Liquidity Uses
•Debt service and principal payments, including debt maturities, debt repurchases, and redemptions;
•Capital expenditures, tenant improvements, and leasing costs;
•Development and redevelopment costs;
•Operating property or undeveloped land acquisitions;
•Distributions to common security holders; and
•Repurchases and redemptions of outstanding common stock of the Company.

General Strategy

Our general strategy is to maintain a conservative balance sheet with a strong credit profile and to maintain a capital structure that allows for financial flexibility and diversification of capital resources. We manage our capital structure to reflect a long-term investment approach and utilize multiple sources of capital to meet our long-term capital requirements. We believe that our current projected liquidity requirements for the next twelve-month period, as set forth above under the caption “—Liquidity Uses,” will be satisfied using a combination of the liquidity sources listed above, although there can be no assurance in this regard. We believe our disciplined capital structure and staggered debt maturities provide us with financial flexibility and enhance our ability to obtain additional sources of liquidity if necessary, and, therefore, we are well-positioned to refinance or repay maturing debt and to pursue our strategy of seeking attractive acquisition opportunities, which we may finance, as necessary, with future public and private issuances of debt and equity securities, although there can be no assurance in this regard.

2025 Capital and Financing Transactions

We continue to be active in the capital markets to finance potential acquisitions and our development activity, as well as our continued desire to extend our debt maturities. This was primarily a result of the following activity:

•During the third quarter of 2025, issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering; and

•During the third quarter of 2025, elected to extend the maturity date on our unsecured term loan facility by 12 months to October 3, 2026.

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

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility:

	Unsecured Revolving Credit Facility
	December 31, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.07%	5.69%
Annual facility fee (3)	0.250%
Unamortized deferred financing costs (3)	$9,150	$12,692
Maturity date (4)	July 31, 2028
______________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of December 31, 2025 and December 31, 2024. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (together, “Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of December 31, 2025 and 2024. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our annual facility fee is paid on a quarterly basis and is calculated based on total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024. These costs are included in Prepaid expenses and other assets, net on our consolidated balance sheets, and will continue to be amortized through the maturity date of our unsecured revolving credit facility.
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

The following table summarizes the balance and terms of our 2024 Term Loan Facility:

	2024 Term Loan Facility
	December 31, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings (1)	$200,000	$200,000
Interest rate (2)	5.02%	5.70%
Unamortized deferred financing costs (3)	$277	$1,229
Maturity date (4)	October 3, 2026	October 3, 2025
_______________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of December 31, 2025 and 2024.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the 2024 Term Loan Facility in 2024, which remain to be amortized through the maturity date. Additionally, in connection with extending the maturity date in September 2025, we incurred additional costs which will continue to be amortized through the extended maturity date of the 2024 Term Loan Facility.
(4)During the year ended December 31, 2025, we exercised our option to extend the maturity date by 12 months to October 3, 2026. The maturity date may be extended by an additional 12-month period, at the Operating Partnership’s election.

Capital Recycling Program

As discussed in the section “Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continuously evaluate opportunities for the potential disposition of non-core properties and undeveloped land in our portfolio, or the formation of strategic ventures, with the intent of using the proceeds generated to acquire new operating and development properties, finance development and redevelopment expenditures, repay long-term debt, and for other general corporate purposes.

In connection with our capital recycling strategy, during the year ended December 31, 2025, we completed the sale of three operating properties, comprised of six buildings, in three transactions to unaffiliated third parties for gross proceeds totaling approximately $466.0 million. As of December 31, 2025, we had one operating property, comprised of three buildings, classified as held for sale, with a gross sales price of $124.5 million. The sale of this property closed in January 2026. Additionally, during the year ended December 31, 2025, we acquired two operating properties, comprised of five buildings, in two transactions for a cash purchase price of $397.3 million. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including, but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions), and our ability to absorb or defer some or all of the taxable gains on the sales.

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

At-The-Market Stock Offering Program

Under our current at-the-market stock offering program (the “2024 ATM Program”), we may currently offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at December 31, 2025. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our contractual obligations as of December 31, 2025. The table: (i) indicates the maturities and scheduled principal repayments of our secured and unsecured debt outstanding as of December 31, 2025; (ii) indicates the scheduled interest payments of our fixed-rate and variable-rate debt as of December 31, 2025; (iii) provides information about the minimum commitments due in connection with our ground lease obligations and other lease and contractual commitments; and (iv) provides estimated in-process and recently completed development commitments as of December 31, 2025. Note that the table: (i) does not reflect our available debt maturity extension options; (ii) reflects gross aggregate principal amounts before the effect of unamortized discounts/premiums; and (iii) does not reflect potential future leasing costs associated with space that has not yet been leased:

	Payment Due by Period
	Less than 1 Year (2026)	2-3 Years (2027-2028)	4-5 Years (2029-2030)	More than 5 Years (After 2030)	Total
	(in thousands)
Principal payments: secured debt (1)	$151,317	$74,125	$—	$375,000	$600,442
Principal payments: unsecured debt (2)	450,000	575,000	975,000	2,025,000	4,025,000
Interest payments: fixed-rate debt (3)	184,140	325,516	244,352	375,890	1,129,898
Interest payments: variable-rate debt (4)	7,608	—	—	—	7,608
Ground lease obligations (5)	6,809	13,719	13,738	360,875	395,141
Lease and other contractual commitments (6)	105,680	613	—	—	106,293
In-process and recently completed development commitments (7)	157,566	20,000	—	—	177,566
Total	$1,063,120	$1,008,973	$1,233,090	$3,136,765	$6,441,948
_____________________
(1)Represents gross aggregate principal amount before the effect of deferred financing costs of approximately $7.8 million as of December 31, 2025.
(2)Represents gross aggregate principal amount before the effect of the unamortized discount and deferred financing costs of approximately $11.0 million and $17.2 million as of December 31, 2025. As of December 31, 2025, there was no outstanding balance on our unsecured revolving credit facility.
(3)As of December 31, 2025, 95.7% of our debt was contractually fixed. The information in the table above reflects our projected interest rate obligations for these fixed-rate payments based on the contractual interest rates on an accrual basis and scheduled maturity dates.
(4)As of December 31, 2025, 4.3% of our debt bore interest at variable rates which was incurred under the 2024 Term Loan Facility. The variable interest rate payments are based on the contractual rate of Adjusted SOFR plus a margin of 1.200% as of December 31, 2025. The information in the table above reflects our projected interest rate obligations for those variable-rate payments based on the outstanding principal balance as of December 31, 2025, the scheduled payment interest payment dates, and the contractual maturity date.
(5)Reflects minimum lease payments through the contractual lease expiration date before the impact of extension options. See Note 17 “Commitments and Contingencies” to our consolidated financial statements included in this report for further information about our ground lease obligations.
(6)Amounts represent cash commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and for other contractual commitments. The timing of these expenditures may fluctuate.
(7)Amounts represent commitments under signed leases for pre-leased development and redevelopment projects and contractual commitments for projects in the tenant improvement phase and under construction as of December 31, 2025. The timing of these expenditures may fluctuate based on the ultimate progress of construction. We may start additional construction in 2026 (see “—Development” for additional information).

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

For the year ended December 31, 2025, we spent approximately $120.1 million on capital improvements, tenant improvements, and leasing commissions for properties within our stabilized portfolio, excluding capital improvements on major repositioning projects, and all costs for development and redevelopment properties. The amount we ultimately spend for 2026 will depend on leasing activity during 2026.

The following table sets forth our historical actual capital expenditures and tenant improvements and leasing commissions for deals commenced, excluding tenant-funded tenant improvements, for renewed and re-tenanted space within our stabilized portfolio on a per square foot basis:

	Year Ended December 31,
	2025	2024	2023
Office Properties:(1)
Capital Expenditures:
Capital expenditures per square foot	$2.32	$2.39	$2.09
Tenant Improvement and Leasing Commissions (2)
Replacement tenant square feet (3)	717,925	392,651	512,626
Tenant improvements per square foot commenced	$56.58	$71.99	$68.15
Leasing commissions per square foot commenced	$18.53	$19.67	$20.71
Total per square foot	$75.11	$91.66	$88.86
Renewal tenant square feet	523,296	466,780	568,443
Tenant improvements per square foot commenced	$36.32	$18.84	$11.08
Leasing commissions per square foot commenced	$18.73	$9.60	$12.81
Total per square foot	$55.05	$28.44	$23.89
Weighted average total per square foot per year	$11.27	$11.09	$9.12
Weighted average remaining lease term (in years)	5.9	5.2	6.0
_____________________
(1)Includes activities of consolidated property partnerships.
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

Capital expenditures per square foot for 2025 were consistent with 2024 levels. We currently anticipate capital expenditures per square foot for 2026 to be consistent with 2025 levels. Replacement tenant improvements and leasing commissions per square foot decreased in 2025 as compared to 2024, primarily due to a large lease with a long-term tenant that commenced in the San Francisco Bay Area in 2024. Renewal tenant improvements and leasing commissions per square foot increased in 2025 as compared to 2024, primarily due to a large lease that renewed in the San Diego region in 2025. Costs incurred for tenant improvement and leasing commissions in 2026 will depend upon the current economic environment, market conditions in each of our submarkets, and actual leasing activity.

Development

We believe we may spend between $150 million to $200 million on development projects throughout 2026. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts, or on the timelines currently contemplated, or at all.

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

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt was as follows:

	Percentage of Total Debt (1) (2)		Weighted Average Interest Rate (1) (2)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Secured vs. unsecured:
Unsecured	87.0%	86.9%	4.1%	4.0%
Secured	13.0%	13.1%	5.1%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	4.3%	4.3%	5.0%	5.7%
Fixed-rate (3)	95.7%	95.7%	4.2%	4.1%
Stated rate			4.3%	4.2%
Effective rate (3)			4.6%	4.5%
________________________
(1)As of the end of the period presented.
(2)As of December 31, 2025 and 2024, there was no outstanding balance on the unsecured revolving credit facility.
(3)Includes the impact of an unused facility fee, amortization of deferred financing costs. and amortization of discounts.

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

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, the unsecured term loan facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macroeconomy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for commercial real estate properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events, and other factors (refer to “Part I, Item IA. Risk Factors” of this report for additional information). These events could result in the following:
•A decrease in our cash flows from operations, which could create further dependence on the unsecured revolving credit facility;
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

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. The Operating Partnership was in compliance with all of its financial covenants as of December 31, 2025. Our current expectation is that the Operating Partnership will continue to meet the requirements of its financial covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 15. “Exhibits and Financial Statement Schedules” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents and restricted cash. Our historical cash flow activity is as follows:

	Year Ended December 31,
	2025	2024	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$566,313	$541,149	$25,164	4.7%
Net cash used in investing activities	(240,025)	(225,044)	(14,981)	6.7%
Net cash used in financing activities	(312,662)	(660,578)	347,916	(52.7)%
Net increase (decrease) in cash and cash equivalents	$13,626	$(344,473)	$358,099	(104.0)%

Operating Activities

Our cash flows from operating activities depends on numerous factors, including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development and redevelopment projects and related financing activities, and other general and administrative costs. See additional information under the caption “—Results of Operations.” Our net cash provided by operating activities increased by $25.2 million, or 4.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to an increase in accrued property taxes payable during the year ended December 31, 2025, as well as the settlement of the retirement liability associated with our former CEO during the year ended December 31, 2024, who departed the Company in early 2024. These decreases are partially offset by a decrease in interest accruals due to the net repayment of unsecured debt during the year ended December 31, 2025.

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, recurring and nonrecurring capital expenditures for our operating properties, and include net proceeds received from dispositions of real estate assets. Our net cash used in investing activities increased by $15.0 million, or 6.7%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to higher expenditures for acquisition properties and expenditures for operating properties and other corporate activities during the year ended December 31, 2025, and the maturity of certificates of deposit during the year ended December 31, 2024, partially offset by higher net proceeds from our capital recycling program and a reduction in expenditures for development and redevelopment projects during the year ended December 31, 2025.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. During the year ended December 31, 2025, our net cash used in financing activities decreased by $347.9 million, or 52.7%, as compared to the year ended December 31, 2024, primarily due to decreased repayments of unsecured debt during the year ended December 31, 2025. During the year ended December 31, 2025, we repaid the $400.0 million aggregate principal amount of the Operating Partnership’s outstanding 4.375% unsecured senior notes due in October 2025. During the year ended December 31, 2024, we repaid both the $403.7 million aggregate remaining principal balance of the 3.450% $425.0 million unsecured senior notes due December 15, 2024 and an aggregate $320.0 million outstanding under our term loan facilities.

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

The following table presents our FFO:

	Year ended December 31,
	2025	2024
	(in thousands)
Net income available to common stockholders	$276,121	$210,969
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	2,682	2,062
Net income attributable to noncontrolling interests in consolidated property partnerships	23,837	19,923
Depreciation and amortization of real estate assets	349,271	349,828
Gains on sales of depreciable operating properties	(127,038)	—
Impairment of real estate assets	16,259	—
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(35,212)	(31,149)
Funds From Operations (1) (2)	$505,920	$551,633
____________________
(1)Reported amounts are attributable to common stockholders, common unitholders, and restricted stock unitholders.
(2)FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $14.6 million and $19.1 million for the years ended December 31, 2025 and 2024, respectively.

The following table presents our weighted average shares of common stock and common units outstanding:

	Year Ended December 31,
	2025	2024
Weighted average shares of common stock outstanding	118,278,990	117,649,111
Weighted average common units outstanding	1,149,875	1,150,574
Effect of participating securities – nonvested shares and restricted stock units	405,759	928,857
Total basic weighted average shares / units outstanding	119,834,624	119,728,542
Effect of dilutive securities – contingently issuable shares	553,045	507,876
Total diluted weighted average shares / units outstanding	120,387,669	120,236,418

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We believe that the following critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our consolidated financial statements. Our significant accounting policies, which utilize these critical accounting estimates, are described in Note 2 “Basis of Presentation and Significant Accounting Policies” to our consolidated financial statements included in this report.

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

Base Rent

The timing of when we commence rental revenue recognition depends largely on our conclusion as to whether we are or the tenant is the owner of tenant improvements at the leased property for accounting purposes. If we are the owner, we capitalize the cost to construct the tenant improvements and commence rental revenue recognition when the tenant takes possession of or controls the finished space. If the tenant is the owner, rental revenue recognition begins when the tenant takes possession or controls the physical use of the leased space. This determination is made on a lease-by-lease basis, considering factors such as approval rights, evidence of costs, reusability, alteration rights, and ownership at lease end.

When we conclude we are the owner these tenant-funded tenant improvements, we record the amount funded by or reimbursed by tenants as deferred revenue, which is amortized and recognized as rental income on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises. When we conclude that the tenant is the owner of certain tenant improvements, we record our contribution towards those tenant-owned improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises.

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

Termination options allow tenants to end leases early, usually with advance notice and a termination fee. Termination and restoration fees are recognized on a straight-line basis when amounts are determinable and collectability is probable.

Additional Rent - Reimbursements from Tenants

Leases typically provide for the reimbursement of certain property operating expenses accounted for as additional rent, which consists of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs, and is recognized in rental income in the period the recoverable costs are incurred. Additional rent where we pay the associated costs directly to third-party vendors and are reimbursed by our tenants are recognized and recorded on a gross basis, with the associated expense recognized in property expenses or real estate taxes.

Uncollectible Lease Receivables and Allowances for Tenant and Deferred Rent Receivables

Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the excess of cumulative straight-line rental revenue recorded to date over cash rents billed to date under the lease agreement.

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected, which are adjusted through rental income. The adequacy of these allowances is assessed quarterly using a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. This assessment incorporates specific identification and aging analyses, considering the current economic and business environment, including factors such as the age and nature of the receivables, tenant payment history and financial condition, our assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant.

For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the non-cancellable lease term, with partial allowances for uncollectible accounts exhibiting a certain level of collection risk. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) cash received, or (ii) the amount recognized on a straight-line basis with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. If the collectability determination subsequently changes to being probable of collection for leases for which revenue is recorded based on cash received from the tenant, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances as if revenue had been recorded on a straight-line basis since the inception of the lease.

Acquisitions

Acquisitions of operating properties and development and redevelopment opportunities generally do not meet the definition of a business and are accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value compared to the total purchase price plus any capitalized closing costs, including costs incurred during negotiation.

Fair values are determined using estimated cash flow projections, market information and discount and/or capitalization rates, considering historical operating results, known and anticipated trends, and market and economic conditions. Acquired assets and liabilities typically include land, buildings and improvements, construction in progress, and lease-related intangibles such as tenant improvements, leasing costs, above and below-market leases, and in-place lease values. Any debt assumed and equity (including common units of the Operating Partnership) issued in connection with a property acquisition is recorded at relative fair value on the date of acquisition.

The fair value of land and improvements is derived from comparable sales of land and improvements within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs considers the value of the property as if it was vacant as well as current replacement costs and other relevant market rate information.

The fair value of the above-market and below-market operating lease components are calculated using the present value of differences between contractual and market rents over the lease term. Above market lease amounts are amortized as a reduction to rental income and below-market amounts are amortized as an increase to rental income. Ground lease intangibles are amortized as adjustments to ground lease expense. If a lease is terminated early, related intangible amortization is accelerated.

The fair value of acquired in-place leases reflect lost revenue and costs avoided during the lease-up period, including carrying costs and leasing commissions. The amount recorded for acquired in-place leases is included in deferred leasing costs and acquisition-related intangible assets, net on the balance sheet. These are amortized as part of depreciation and amortization expense over the lease term.

Assumed debt is valued by discounting the future cash flows using market interest rates available for the issuance of debt with similar terms and remaining maturities. Determining fair value for acquired assets and liabilities requires significant judgment and assumptions, which can materially affect reported amounts and related expenses. Amortization of above-market and below-market leases directly impacts rental income and operating results.

Transaction costs associated with our acquisitions, including costs incurred during negotiation, are capitalized as part of the purchase price of the acquisition. During the years ended December 31, 2025 and 2024, we capitalized $0.8 million and $0.2 million of acquisition costs, respectively. We did not capitalize any acquisition costs during the year ended December 31, 2023.

Evaluation of Asset Impairment

We evaluate our real estate assets, including land held for future development, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. This evaluation is performed property-by-property and is triggered by impairment indicators such as low or declining occupancy, operating or cash flow losses, declining rental rates, deteriorating submarket conditions, rising property sales yields, changes in property use or strategy, physical damage, or significant tenant defaults.

If we determine that impairment indicators are present for a specific real estate asset, we compare the asset’s net carrying amount to its estimated undiscounted future cash flows over the anticipated holding period. If the carrying amount exceeds these cash flows, we calculate an impairment loss by comparing the carrying amount to estimated fair value, using discounted cash flow models or third-party appraisals. An impairment loss recognized sets a new cost basis for the asset, which is then depreciated over its remaining useful life. Assets held for sale are carried at the lower of carrying value or fair value less costs to sell, and depreciation ceases.

These analyses require significant management judgment and assumptions about future cash flows, market conditions, capitalization rates, economic trends, and hold periods. If actual results differ from estimates, impairment evaluations could be materially affected.

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

For each property where such an indicator occurred and/or for properties within a given submarket where such an indicator occurred, we completed an impairment evaluation. After completing this process, we determined that for each of the operating properties evaluated, undiscounted cash flows over the holding period were in excess of carrying value for all but one property, which was disposed of during the year ended December 31, 2025, and, therefore, we recognized an impairment charge of approximately $16.3 million during the year ended December 31, 2025. We did not record any impairment losses for these properties for the years ended 2024 and 2023.

Cost Capitalization

We capitalize all costs associated with development and redevelopment activities, capital improvements, and tenant improvements as project costs, including internal compensation costs related to those activities. Additional capitalized costs for development and redevelopment projects include pre-construction expenses, interest (based on the weighted average rate of outstanding debt), real estate taxes, and insurance, during periods when the project is being readied for use.

Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires management to exercise significant judgment. Expenditures are capitalized if they provide future benefits, extend asset life, and/or improve asset quality beyond original estimates.

For office, life science, and retail projects, capitalization ends when revenue recognition begins on leased space, which is upon substantial completion of tenant improvements. For non-pre-leased properties, capitalization ends and depreciation begins on completed portions, but no later than one year after major base building completion. Capitalization also stops if project activities are suspended.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk we face is interest rate risk. We seek to mitigate this risk by following established risk management policies and procedures. These policies include maintaining prudent amounts of debt, including a greater amount of fixed-rate debt as compared to variable-rate debt in our portfolio, and may include the periodic use of derivative instruments. Information about our changes in interest rate risk exposures from December 31, 2024 to December 31, 2025 is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources of the Operating Partnership.”

Interest Rate Risk

As of December 31, 2025, 4.3% of our total outstanding debt of $4.6 billion (before the effects of debt discounts and deferred financing costs) was subject to variable interest rates. The remaining 95.7% bore interest at fixed rates. All of our interest rate sensitive financial instruments are held for purposes other than trading purposes. In general, interest rate fluctuations applied to our variable-rate debt will impact our future earnings and cash flows. Conversely, interest rate fluctuations applied to our fixed-rate debt will generally not impact our future earnings and cash flows, unless such instruments mature or are otherwise terminated and need to be refinanced. However, interest rate fluctuations will impact the fair value of the fixed-rate debt instruments.

We generally determine the fair value of our secured debt, unsecured debt, unsecured revolving credit facility, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. We calculate the market rate by obtaining period-end benchmark interest rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including, but not limited to, our credit rating, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral, amongst other factors. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flows. We calculate the market rate of our unsecured revolving credit facility and unsecured term loan facility by obtaining the period-end SOFR, adding a SOFR adjustment of 0.10% (together “Adjusted SOFR”) and then adding an appropriate credit spread based on our credit ratings, and the amended terms of our unsecured revolving credit facility and unsecured term loan facility agreements.

We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. See Note 18 “Fair Value Measurements and Disclosures” and Note 2 “Basis of Presentation and Significant Accounting Policies” in the consolidated financial statements included in this report for additional information on the fair value of our financial assets and liabilities as of December 31, 2025 and December 31, 2024.

At December 31, 2025, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility of $200.0 million, which was indexed to Adjusted SOFR plus a spread of 1.200% (weighted average interest rate of 5.02%). At December 31, 2024, the total outstanding balance of our variable-rate debt was comprised of borrowings on our unsecured term loan facility of $200.0 million, which was indexed to Adjusted SOFR plus a spread of 1.200% (weighted average interest rate of 5.70%). There was no outstanding balance on our $1.1 billion unsecured revolving credit facility at December 31, 2025; however, it was available for borrowing at the following variable rate: Adjusted SOFR plus a spread of 1.100% (weighted average interest rate of 5.07%). As of December 31, 2024, there was no outstanding balance on our unsecured revolving credit facility; however, it was available for borrowing at the following variable rate: Adjusted SOFR plus a spread of 1.100% (weighted average interest rate of 5.69%). Assuming no changes in the outstanding balance of our existing variable-rate debt as of December 31, 2025, a 100 basis-point increase in the Adjusted SOFR rate would have increased our projected annual interest expense, before the effect of capitalization, by approximately $2.0 million.

The total carrying value of our fixed-rate debt was approximately $4.4 billion as of December 31, 2025 and 2024. The total estimated fair value of our fixed-rate debt was approximately $4.2 billion and $4.1 billion as of December 31, 2025 and 2024, respectively. For sensitivity purposes, a 100 basis-point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $190.3 million, or 4.5%, as of

December 31, 2025. Comparatively, a 100 basis-point increase in the discount rate equates to a decrease in the total fair value of our fixed-rate debt of approximately $181.7 million, or 4.5%, as of December 31, 2024.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the most recent quarter of the year covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Company has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2025.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the Company’s financial statements and has issued a report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kilroy Realty Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 10, 2026, expressed an unqualified opinion on those financial statements.
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
February 10, 2026

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes that occurred during the most recent quarter of the year covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The Operating Partnership has used the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that internal control over financial reporting operated effectively as of December 31, 2025.

Deloitte & Touche LLP, the Operating Partnership’s independent registered public accounting firm, has audited the Operating Partnership’s financial statements and has issued a report on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Kilroy Realty, L.P.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Operating Partnership and our report dated February 10, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Los Angeles, California
February 10, 2026

ITEM 9B.    OTHER INFORMATION

(a).None
(b).During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2026.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2026.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2026.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2026.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2026.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (i) and (ii) Financial Statements and Schedules

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
4.5
Indenture, dated March 1, 2011, by and among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.6
Supplemental Indenture, dated July 5, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit to the Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 2, 2013)

4.7
Officers’ Certificate pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.25% Senior Notes due 2029,” including the form of 4.25% Senior Notes due 2029 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2014)

4.8
Officers’ Certificate, dated November 29, 2018, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “4.750% Senior Notes due 2028,” including the form of 4.750% Senior Note due 2028 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2018)

4.9
Officers’ Certificate, dated September 17, 2019, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “3.050% Senior Notes due 2030,” including the form of 3.050% Senior Note due 2030 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P. as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on September 17, 2019)

4.10
Officers’ Certificate, dated August 12, 2020, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “2.500% Senior Notes due 2032,” including the form of 2.500% Senior Note due 2032 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 18, 2020)

4.11
Officers’ Certificate, dated October 7, 2021, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “2.650% Senior Notes due 2033,” including the form of 2.650% Senior Note due 2033 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on October 7, 2021)

4.12
Officers’ Certificate, dated January 12, 2024, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “6.250% Senior Notes due 2036,” including the form of 6.250% Senior Note due 2036 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on January 12, 2024)

4.13
Officers’ Certificate, dated August 8, 2025, pursuant to Sections 102, 201, 301 and 303 of the Indenture dated March 1, 2011, as amended and supplemented, among Kilroy Realty, L.P., as issuer, Kilroy Realty Corporation, as guarantor, and U.S. Bank National Association, as trustee, establishing a series of securities entitled “5.875% Senior Notes due 2035,” including the form of 5.875% Senior Note due 2035 and the form of related guarantee (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on August 8, 2025)

10.1
License Agreement by and among the Registrant and the other persons named therein (previously filed by Kilroy Realty Corporation as an exhibit to the Registration Statement on Amendment No. 4 to Form S-11 (No. 333-15553))

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

10.13†	Kilroy Realty Corporation Director Compensation Policy effective as of May 22, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2024)
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

10.30	Fourth Amended and Restated Guaranty dated as of March 6, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2024)
10.31	Fourth Amended and Restated Credit Agreement dated as of March 6, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2024)
10.32	Term Loan Agreement dated as of March 6, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2024)

10.33	Guaranty dated as of March 6, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2024)
10.34†
Employment Agreement by and between Kilroy Realty Corporation, Kilroy Realty, L.P. and Eliott Trencher effective as of March 3, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended March 31, 2023)

10.35	Promissory Note dated as of July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)
10.36
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)

10.37	Guaranty dated as of July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)
10.38	Multipurpose Side Letter dated of as July 20, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-Q for the quarter ended September 30, 2023)
10.39†
Employment Agreement dated as of December 13, 2023 by and between Angela Aman, Kilroy Realty Corporation and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2023)

10.40†
Transition Agreement dated as of December 13, 2023 by and between John B. Kilroy, Jr., Kilroy Realty Corporation and Kilroy Realty, L.P. (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2023)

10.41†	Form of Performance-Vest Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2023)
10.42†	Form of Restricted Stock Unit Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2023)
10.43†	Kilroy Realty Annual Bonus Plan (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2023)
10.44†	Form of Non-Disclosure Agreement (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2023)
10.45†
Employment Agreement, dated as of July 30, 2024, between Kilroy Realty Corporation, Kilroy Realty, L.P., and Jeffrey Kuehling (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 31, 2024)

10.46†
Amendment to Employment Agreement, dated as of July 30, 2024, between Kilroy Realty Corporation, Kilroy Realty, L.P., and Eliott Trencher (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on July 31, 2024)

10.47†
Kilroy Realty Corporation Executive Severance Plan (previously filed by Kilroy Realty Corporation and Kilroy Realty, L.P., as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on November 21, 2025)

10.48†*	Form of Amendment to 2024 and 2025 Restricted Stock Unit Agreement
10.49†*	Form of Performance-Vest Restricted Stock Unit Agreement
19.1	Kilroy Realty Corporation Insider Trading Policy effective as of December 5, 2024 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2024)
21.1*	List of Subsidiaries of Kilroy Realty Corporation
21.2*	List of Subsidiaries of Kilroy Realty, L.P.
23.1*	Consent of Deloitte & Touche LLP for Kilroy Realty Corporation
23.2*	Consent of Deloitte & Touche LLP for Kilroy Realty, L.P.
24.1*	Power of Attorney (included on the signature page of this Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.
31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.
32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation
32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.
32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.
97.1	Kilroy Realty Corporation Clawback Policy effective as of September 6, 2023 (previously filed by Kilroy Realty Corporation as an exhibit on Form 10-K for the year ended December 31, 2023)
101.1*
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the year ended December 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Capital, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements(1)

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2026.

KILROY REALTY CORPORATION

By	/s/ Chandni Jalan
Chandni Jalan Senior Vice President, Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, do hereby severally constitute and appoint Angela M. Aman, Jeffrey R. Kuehling, Heidi R. Roth, Lauren N. Stadler, and Chandni Jalan, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Angela M. Aman	Director, Chief Executive Officer (Principal Executive Officer)	February 10, 2026
Angela M. Aman
/s/ Jeffrey R. Kuehling	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 10, 2026
Jeffrey R. Kuehling
/s/ Chandni Jalan	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 10, 2026
Chandni Jalan
/s/ Edward F. Brennan, PhD	Chair of the Board	February 10, 2026
Edward F. Brennan, PhD
/s/ Daryl J. Carter	Director	February 10, 2026
Daryl J. Carter
/s/ Jolie A. Hunt	Director	February 10, 2026
Jolie A. Hunt
/s/ Louisa G. Ritter	Director	February 10, 2026
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 10, 2026
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 10, 2026
Peter B. Stoneberg

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Kilroy Realty, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 10, 2026.

KILROY REALTY, L.P.

By	/s/ Chandni Jalan
Chandni Jalan Senior Vice President, Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., do hereby severally constitute and appoint Angela M. Aman, Jeffrey R. Kuehling, Heidi R. Roth, Lauren N. Stadler, and Chandni Jalan, and each of them, as our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Kilroy Realty Corporation, as sole general partner and on behalf of Kilroy Realty, L.P., to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, the power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Angela M. Aman	Director, Chief Executive Officer (Principal Executive Officer)	February 10, 2026
Angela M. Aman
/s/ Jeffrey R. Kuehling	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 10, 2026
Jeffrey R. Kuehling
/s/ Chandni Jalan	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 10, 2026
Chandni Jalan
/s/ Edward F. Brennan, PhD	Chair of the Board	February 10, 2026
Edward F. Brennan, PhD
/s/ Daryl J. Carter	Director	February 10, 2026
Daryl J. Carter
/s/ Jolie A. Hunt	Director	February 10, 2026
Jolie A. Hunt
/s/ Louisa G. Ritter	Director	February 10, 2026
Louisa G. Ritter
/s/ Gary R. Stevenson	Director	February 10, 2026
Gary R. Stevenson
/s/ Peter B. Stoneberg	Director	February 10, 2026
Peter B. Stoneberg

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kilroy Realty Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Real Estate Assets — Evaluation of asset impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company evaluates real estate assets, including land held for future development, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. If any impairment indicators are present for a specific real estate asset, the Company then compares the asset’s net carrying amount to its estimated undiscounted future cash flow over the anticipated holding period. If the carrying amount exceeds these cash flows, the Company calculates an impairment loss by comparing the carrying amount to estimated fair value, using discounted cash flow models or third-party appraisals. An impairment loss recognized sets a new cost basis for the asset, which is then depreciated over its remaining useful life. Assets held for sale are carried at the lower of carrying value or fair value less costs to sell, and depreciation ceases.

For the year ended December 31, 2025, the Company recognized an impairment charge of approximately $16.3 million on one real estate asset disposed of during the year.

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
–Inspecting investment committee meeting materials and minutes to identify any evidence that may contradict management’s assertion regarding estimated holding periods for specific assets.
–Evaluating the consistency of the assumptions used with audit evidence obtained in other audit areas and with investment committee materials.
•With the assistance of our fair value specialists, where applicable, we evaluated the reasonableness of management’s conclusions regarding other assumptions used in estimated undiscounted cash flows by:
–Testing the source information underlying the determination of the rental rates and capitalization rates, and developing a range of independent estimates based on external market sources and comparing our estimates to the assumptions utilized by management, and testing the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 10, 2026

We have served as the Company’s auditor since 1995.

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Real estate assets:
Land	$1,641,913	$1,750,820
Buildings and improvements	8,505,486	8,598,751
Undeveloped land and construction in progress	2,387,742	2,309,624
Total real estate assets held for investment	12,535,141	12,659,195
Accumulated depreciation and amortization	(2,843,811)	(2,824,616)
Total real estate assets held for investment, net	9,691,330	9,834,579
Real estate and other assets held for sale, net	115,155	—
Cash and cash equivalents	179,316	165,690
Marketable securities	30,807	27,965
Current receivables (net of allowances of $244 and $314 as of December 31, 2025 and 2024, respectively)	12,765	11,033
Deferred rent receivables, net	424,794	451,996
Deferred leasing costs and acquisition-related intangible assets, net	278,232	225,937
Right of use ground lease assets, net	128,116	129,222
Prepaid expenses and other assets, net	54,561	51,935
Total assets	$10,915,076	$10,898,357
LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$592,685	$598,199
Unsecured debt, net	3,996,774	3,999,566
Accounts payable, accrued expenses, and other liabilities	288,963	285,011
Ground lease liabilities	127,628	128,422
Accrued dividends and distributions	65,009	64,850
Deferred revenue and acquisition-related intangible liabilities, net	125,628	142,437
Rents received in advance and tenant security deposits	75,701	71,003
Liabilities related to real estate assets held for sale	4,945	—
Total liabilities	5,277,333	5,289,488
Commitments and contingencies (Note 17)
Equity:
Stockholders’ Equity:
Common stock, $.01 par value, 280,000,000 shares authorized, 118,372,451 and 118,046,674 shares issued and outstanding	1,184	1,181
Additional paid-in capital	5,230,747	5,209,653
Retained earnings	188,876	171,212
Total stockholders’ equity	5,420,807	5,382,046
Noncontrolling Interests:
Common units of the Operating Partnership	51,911	52,472
Consolidated property partnerships	165,025	174,351
Total noncontrolling interests	216,936	226,823
Total equity	5,637,743	5,608,869
Total liabilities and equity	$10,915,076	$10,898,357

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental income	$1,093,587	$1,118,115	$1,117,737
Other property income	19,080	17,514	11,957
Total revenues	1,112,667	1,135,629	1,129,694
Expenses:
Property expenses	243,726	243,441	228,964
Real estate taxes	107,564	108,951	105,868
Ground leases	12,048	11,715	9,732
General and administrative expenses	73,108	71,074	94,264
Leasing costs	10,352	8,764	6,506
Depreciation and amortization	354,854	356,182	355,278
Total expenses	801,652	800,127	800,612
Other Income (Expenses):
Interest income	6,970	37,752	22,592
Interest expense	(126,292)	(145,287)	(114,216)
Other income (expense)	168	(992)	830
Gains on sales of depreciable operating properties	127,038	—	—
Impairment of real estate assets	(16,259)	—	—
Gain on sale of long-lived assets	—	5,979	—
Total other expenses	(8,375)	(102,548)	(90,794)
Net income	302,640	232,954	238,288
Net income attributable to noncontrolling common units of the Operating Partnership	(2,682)	(2,062)	(2,083)
Net income attributable to noncontrolling interests in consolidated property partnerships	(23,837)	(19,923)	(23,964)
Total net income attributable to noncontrolling interests	(26,519)	(21,985)	(26,047)
Net income available to common stockholders	$276,121	$210,969	$212,241
Net income available to common stockholders per share – basic	$2.33	$1.78	$1.80
Net income available to common stockholders per share – diluted	$2.32	$1.77	$1.80
Weighted average shares of common stock outstanding – basic	118,278,990	117,649,111	117,160,173
Weighted average shares of common stock outstanding – diluted	118,832,035	118,156,987	117,506,255

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
Balance as of December 31, 2022	116,878,031	$1,169	$5,170,760	$265,118	$5,437,047	$237,914	$5,674,961
Net income				212,241	212,241	26,047	238,288
Issuance of share-based compensation awards			3,110		3,110		3,110
Non-cash amortization of share-based compensation			43,721		43,721		43,721
Net settlement of restricted stock units for shares of common stock	361,527	4	(11,599)		(11,595)		(11,595)
Distributions to noncontrolling interests in consolidated property partnerships					—	(30,097)	(30,097)
Adjustment for noncontrolling interest in the Operating Partnership			(153)		(153)	153	—
Dividends declared per share of common stock and common unit $2.16 per share/unit)				(256,210)	(256,210)	(2,485)	(258,695)
Balance as of December 31, 2023	117,239,558	1,173	5,205,839	221,149	5,428,161	231,532	5,659,693
Net income				210,969	210,969	21,985	232,954
Issuance of share-based compensation awards			6,675		6,675		6,675
Non-cash amortization of share-based compensation			24,402		24,402		24,402
Net settlement of restricted stock units for shares of common stock	807,116	8	(27,644)		(27,636)		(27,636)
Distributions to noncontrolling interests in consolidated property partnerships					—	(23,829)	(23,829)
Adjustment for noncontrolling interest in the Operating Partnership			381		381	(381)	—
Dividends declared per share of common stock and common unit ($2.16 per share/unit)				(260,906)	(260,906)	(2,484)	(263,390)
Balance as of December 31, 2024	118,046,674	1,181	5,209,653	171,212	5,382,046	226,823	5,608,869
Net income				276,121	276,121	26,519	302,640
Issuance of share-based compensation awards			2,913		2,913		2,913
Non-cash amortization of share-based compensation			23,968		23,968		23,968
Net settlement of restricted stock units for shares of common stock	308,765	3	(6,554)		(6,551)		(6,551)
Exchange of common units of the Operating Partnership	17,012	—	714		714	(714)	—
Distributions to noncontrolling interests in consolidated property partnerships					—	(33,163)	(33,163)
Adjustment for noncontrolling interest in the Operating Partnership			53		53	(53)	—
Dividends declared per share of common stock and common unit ($2.16 per share/unit)				(258,457)	(258,457)	(2,476)	(260,933)
Balance as of December 31, 2025	118,372,451	$1,184	$5,230,747	$188,876	$5,420,807	$216,936	$5,637,743

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$302,640	$232,954	$238,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	349,271	349,828	348,064
Depreciation of non-real estate furniture, fixtures, and equipment	5,583	6,354	7,214
Revenues deemed uncollectible	1,518	2,416	11,553
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(14,644)	(17,605)	(19,181)
Straight-line rents, net	11,628	3,160	(19,262)
Non-cash amortization of net below-market rents	(3,079)	(3,521)	(6,648)
Non-cash amortization of deferred financing costs and debt discounts	4,777	6,893	5,200
Non-cash amortization of share-based compensation awards	19,090	17,714	36,858
Amortization of right of use ground lease assets	1,106	1,066	1,024
Gains on sales of depreciable operating properties	(127,038)	—	—
Impairment of real estate assets	16,259	—	—
Gain on sale of long-lived assets	—	(5,979)	—
Net change in other operating assets	(11,326)	1,894	2,322
Net change in other operating liabilities	10,528	(54,025)	(2,843)
Net cash provided by operating activities	566,313	541,149	602,589
Cash flows from investing activities:
Expenditures for development and redevelopment properties and undeveloped land	(174,687)	(365,521)	(446,426)
Expenditures for operating properties and other capital assets	(116,025)	(100,303)	(97,393)
Expenditures for acquisitions of operating properties	(397,251)	(35,155)	—
Net proceeds received from dispositions of real estate assets	447,938	—	—
Net proceeds received from disposition of long-lived assets	—	19,354	—
Maturity (Purchases) of certificates of deposit	—	256,581	(256,581)
Net cash used in investing activities	(240,025)	(225,044)	(800,400)
Cash flows from financing activities:
Distributions to noncontrolling interests in consolidated property partnerships	(33,163)	(23,829)	(30,097)
Dividends and distributions paid to common stockholders and common unitholders	(257,861)	(256,306)	(255,430)
Taxes paid upon net share settlement of restricted share units	(6,551)	(27,636)	(11,595)
Financing costs	(4,805)	(18,605)	(10,924)
Principal payments and repayments of secured debt	(6,246)	(6,006)	(5,775)
Proceeds from the issuance of unsecured debt	395,964	395,516	—
Proceeds from the issuance of secured debt	—	—	375,000
Repayments of unsecured debt	(400,000)	(723,712)	—
Borrowings on unsecured debt	—	—	320,000
Repurchases of unsecured debt	—	—	(20,584)
Borrowings on unsecured revolving credit facility	65,000	—	—
Repayments on unsecured revolving credit facility	(65,000)	—	—
Net cash (used in) provided by financing activities	(312,662)	(660,578)	360,595
Net increase (decrease) in cash and cash equivalents and restricted cash	13,626	(344,473)	162,784
Cash and cash equivalents and restricted cash, beginning of year	165,690	510,163	347,379
Cash and cash equivalents and restricted cash, end of year	$179,316	$165,690	$510,163
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Kilroy Realty, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kilroy Realty, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of operations, capital, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2026, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
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

Real Estate Assets — Evaluation of asset impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Operating Partnership evaluates real estate assets, including land held for future development, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. If any impairment indicators are present for a specific real estate asset, the Operating Partnership then compares the asset’s net carrying amount to its estimated undiscounted future cash flow over the anticipated holding period. If the carrying amount exceeds these cash flows, the Operating Partnership calculates an impairment loss by comparing the carrying amount to estimated fair value, using discounted cash flow models or third-party appraisals. An impairment loss recognized sets a new cost basis for the asset, which is then depreciated of over its remaining useful life. Assets held for sale are carried at the lower of carrying value or fair value less costs to sell, and depreciation ceases.

For the year ended December 31, 2025, the Operating Partnership recognized an impairment charge of approximately $16.3 million on one real estate asset disposed of during the year.

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
•We evaluated the reasonableness of management’s conclusions regarding the Operating Partnership’s estimated hold period by:
–Discussing with executive management the Operating Partnership’s intent regarding sale or holding of specific real estate assets.
–Inspecting investment committee meeting materials and minutes to identify any evidence that may contradict management’s assertion regarding estimated holding periods for specific assets.
–Evaluating the consistency of the assumptions used with audit evidence obtained in other audit areas and with investment committee materials.
•With the assistance of our fair value specialists, where applicable, we evaluated the reasonableness of management’s conclusions regarding other assumptions used in estimated undiscounted cash flows by:
–Testing the source information underlying the determination of the rental rates and capitalization rates, and developing a range of independent estimates based on external market sources and comparing our estimates to the assumptions utilized by management, and testing the mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 10, 2026

We have served as the Operating Partnership’s auditor since 2010.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2025	December 31, 2024
ASSETS
Real estate assets:
Land	$1,641,913	$1,750,820
Buildings and improvements	8,505,486	8,598,751
Undeveloped land and construction in progress	2,387,742	2,309,624
Total real estate assets held for investment	12,535,141	12,659,195
Accumulated depreciation and amortization	(2,843,811)	(2,824,616)
Total real estate assets held for investment, net	9,691,330	9,834,579
Real estate and other assets held for sale, net	115,155	—
Cash and cash equivalents	179,316	165,690
Marketable securities	30,807	27,965
Current receivables (net of allowances of $244 and $314 as of December 31, 2025 and 2024, respectively)	12,765	11,033
Deferred rent receivables, net	424,794	451,996
Deferred leasing costs and acquisition-related intangible assets, net	278,232	225,937
Right of use ground lease assets, net	128,116	129,222
Prepaid expenses and other assets, net	54,561	51,935
Total assets	$10,915,076	$10,898,357
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$592,685	$598,199
Unsecured debt, net	3,996,774	3,999,566
Accounts payable, accrued expenses, and other liabilities	288,963	285,011
Ground lease liabilities	127,628	128,422
Accrued distributions	65,009	64,850
Deferred revenue and acquisition-related intangible liabilities, net	125,628	142,437
Rents received in advance and tenant security deposits	75,701	71,003
Liabilities related to real estate assets held for sale	4,945	—
Total liabilities	5,277,333	5,289,488
Commitments and contingencies (Note 17)
Capital:
Partner’s Capital - Common units, 118,372,451 and 118,046,674 held by the general partner and 1,133,562 and 1,150,574 held by common limited partners issued and outstanding (Note 13)	5,472,718	5,434,518
Noncontrolling interests in consolidated property partnerships	165,025	174,351
Total capital	5,637,743	5,608,869
Total liabilities and capital	$10,915,076	$10,898,357

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental income	$1,093,587	$1,118,115	$1,117,737
Other property income	19,080	17,514	11,957
Total revenues	1,112,667	1,135,629	1,129,694
Expenses:
Property expenses	243,726	243,441	228,964
Real estate taxes	107,564	108,951	105,868
Ground leases	12,048	11,715	9,732
General and administrative expenses	73,108	71,074	94,264
Leasing costs	10,352	8,764	6,506
Depreciation and amortization	354,854	356,182	355,278
Total expenses	801,652	800,127	800,612
Other Income (Expenses):
Interest income	6,970	37,752	22,592
Interest expense	(126,292)	(145,287)	(114,216)
Other income (expense)	168	(992)	830
Gains on sales of depreciable operating properties	127,038	—	—
Impairment of real estate assets	(16,259)	—	—
Gain on sale of long-lived assets	—	5,979	—
Total other expenses	(8,375)	(102,548)	(90,794)
Net income	302,640	232,954	238,288
Net income attributable to noncontrolling interests in consolidated property partnerships	(23,837)	(19,923)	(23,964)
Net income available to common unitholders	$278,803	$213,031	$214,324
Net income available to common unitholders per unit – basic	$2.33	$1.78	$1.80
Net income available to common unitholders per unit – diluted	$2.32	$1.77	$1.80
Weighted average common units outstanding – basic	119,428,865	118,799,685	118,310,747
Weighted average common units outstanding – diluted	119,981,910	119,307,561	118,656,829

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships and Subsidiaries
	Number of Common Units	Common Units		Total Capital
Balance as of December 31, 2022	118,028,605	$5,490,571	$184,390	$5,674,961
Net income		214,324	23,964	238,288
Issuance of share-based compensation awards		3,110		3,110
Non-cash amortization of share-based compensation		43,721		43,721
Net settlement of restricted stock units	361,527	(11,595)		(11,595)
Distributions to noncontrolling interests in consolidated property partnerships			(30,097)	(30,097)
Distributions declared per common unit ($2.16 per unit)		(258,695)		(258,695)
Balance as of December 31, 2023	118,390,132	5,481,436	178,257	5,659,693
Net income		213,031	19,923	232,954
Issuance of share-based compensation awards		6,675		6,675
Non-cash amortization of share-based compensation		24,402		24,402
Net settlement of restricted stock units	807,116	(27,636)		(27,636)
Distributions to noncontrolling interests in consolidated property partnerships			(23,829)	(23,829)
Distributions declared per common unit ($2.16 per unit)		(263,390)		(263,390)
Balance as of December 31, 2024	119,197,248	5,434,518	174,351	5,608,869
Net income		278,803	23,837	302,640
Issuance of share-based compensation awards		2,913		2,913
Non-cash amortization of share-based compensation		23,968		23,968
Net settlement of restricted stock units	308,765	(6,551)		(6,551)
Distributions to noncontrolling interests in consolidated property partnerships		—	(33,163)	(33,163)
Distributions declared per common unit ($2.16 per unit)		(260,933)		(260,933)
Balance as of December 31, 2025	119,506,013	$5,472,718	$165,025	$5,637,743

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$302,640	$232,954	$238,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	349,271	349,828	348,064
Depreciation of non-real estate furniture, fixtures, and equipment	5,583	6,354	7,214
Revenues deemed uncollectible	1,518	2,416	11,553
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(14,644)	(17,605)	(19,181)
Straight-line rents, net	11,628	3,160	(19,262)
Non-cash amortization of net below-market rents	(3,079)	(3,521)	(6,648)
Non-cash amortization of deferred financing costs and net debt discounts	4,777	6,893	5,200
Non-cash amortization of share-based compensation awards	19,090	17,714	36,858
Amortization of right of use ground lease assets	1,106	1,066	1,024
Gains on sales of depreciable operating properties	(127,038)	—	—
Impairment of real estate assets	16,259	—	—
Gain on sale of long-lived assets	—	(5,979)	—
Net change in other operating assets	(11,326)	1,894	2,322
Net change in other operating liabilities	10,528	(54,025)	(2,843)
Net cash provided by operating activities	566,313	541,149	602,589
Cash flows from investing activities:
Expenditures for development and redevelopment properties and undeveloped land	(174,687)	(365,521)	(446,426)
Expenditures for operating properties and other capital assets	(116,025)	(100,303)	(97,393)
Expenditures for acquisitions of operating properties	(397,251)	(35,155)	—
Net proceeds received from dispositions of real estate assets	447,938	—	—
Net proceeds received from disposition of long-lived assets	—	19,354	—
Maturity (Purchases) of certificates of deposit	—	256,581	(256,581)
Net cash used in investing activities	(240,025)	(225,044)	(800,400)
Cash flows from financing activities:
Distributions to noncontrolling interests in consolidated property partnerships	(33,163)	(23,829)	(30,097)
Distributions paid to common unitholders	(257,861)	(256,306)	(255,430)
Taxes paid upon net share settlement of restricted share units	(6,551)	(27,636)	(11,595)
Financing costs	(4,805)	(18,605)	(10,924)
Principal payments and repayments of secured debt	(6,246)	(6,006)	(5,775)
Proceeds from the issuance of unsecured debt	395,964	395,516	—
Proceeds from the issuance of secured debt	—	—	375,000
Repayments of unsecured debt	(400,000)	(723,712)	—
Borrowings on unsecured debt	—	—	320,000
Repurchases of unsecured debt	—	—	(20,584)
Borrowings on unsecured revolving credit facility	65,000	—	—
Repayments on unsecured revolving credit facility	(65,000)	—	—
Net cash (used in) provided by financing activities	(312,662)	(660,578)	360,595
Net increase (decrease) in cash and cash equivalents and restricted cash	13,626	(344,473)	162,784
Cash and cash equivalents and restricted cash, beginning of year	165,690	510,163	347,379
Cash and cash equivalents and restricted cash, end of year	$179,316	$165,690	$510,163

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Ownership

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science, and mixed-use property types in the United States. Our approach to modern business environments is designed to drive creativity and productivity for some of the world’s leading technology, media, life science, and business services companies and we have been consistently recognized for our leadership in sustainability and building operations. We own, develop, acquire, and manage real estate assets, consisting primarily of premier office and life science properties in the San Francisco Bay Area, Los Angeles, Seattle, San Diego, and Austin, which are markets we believe have strategic advantages and strong barriers to entry. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

Our stabilized portfolio of operating properties was comprised of the following properties at December 31, 2025:

	Number of Buildings	Rentable Square Feet (unaudited)	Number of Tenants	Percentage Occupied (unaudited) (1)
Stabilized Office Properties (2)	121	16,292,164	438	81.6%
_______________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes stabilized life science and retail space.

	Number of Properties	Number of Units	2025 Average Occupancy (unaudited)
Stabilized Residential Properties	3	1,001	94.1%

As of December 31, 2025, the following projects were excluded from our stabilized portfolio:

	Number of Properties / Projects	Actual / Estimated Rentable Square Feet (unaudited) (1)
Properties held for sale (2)	1	427,764
In-process development project - tenant improvement	1	871,738
____________________
(1)For the property classified as held for sale, represents actual rentable square feet and consists of three buildings. For the in-process development project in the tenant improvement phase, represents estimated rentable square feet upon completion.
(2)See Note 4 “Dispositions and Held For Sale” for additional information.

Our stabilized portfolio also excludes our future development pipeline, which, as of December 31, 2025, was comprised of eight potential future development sites.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2025, all of our properties and development and redevelopment projects, and all of our business was conducted in the state of California, with the exception of ten stabilized office properties and one future development project located in the state of Washington, and one stabilized office property and one future development project located in Austin, Texas. All of our properties and development and redevelopment projects are 100% owned, excluding the following four office properties owned by three consolidated property partnerships. Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for further discussion of the Company’s consolidated property partnerships.

Consolidated Property Partnership	Property Address	Ownership Interest (1) (2)
100 First Street Member, LLC	100 1st Street, San Francisco, CA 94105	56%
303 Second Street Member, LLC	303 2nd Street, San Francisco, CA 94107	56%
Redwood City Partners, LLC	900 Jefferson Avenue, Redwood City, CA 94063	93%
	900 Middlefield Road, Redwood City, CA 94063
________________________
(1)Reflects the Company’s ownership percentage at time of agreement. Actual percentage may vary depending on cash flows or promote structure.
(2)The remaining interests in all three property partnerships were owned by unrelated third parties.

As of December 31, 2025, the Company owned an approximate 99.1% common general partnership interest in the Operating Partnership, and the remaining approximate 0.9% common limited partnership interest in the Operating Partnership as of December 31, 2025 was owned by non-affiliated investors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”). With the exception of the Operating Partnership and our consolidated property partnerships, all of our subsidiaries are wholly-owned.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, the Consolidated Property Partnerships, and all of our wholly-owned and controlled subsidiaries. The consolidated financial statements of the Operating Partnership include the consolidated financial position and results of operations of the Operating Partnership, the Consolidated Property Partnerships, and all of our wholly-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassification of Prior Period Amounts

Commencing January 1, 2025, the Company began presenting a new line item, Other income (expense), which includes tax expenses, acquisition and disposition expenses, and income or expenses related to environmental and sustainability initiatives, which were previously included in General and administrative expenses. Historical amounts for General and administrative expenses and Other income (expense) have been revised to conform with the current period presentation, which resulted in no change to consolidated net income.

During the year ended December 31, 2025, the Company combined certain line items in the Consolidated Statements of Equity. The Company determined that separate disclosure for certain line items was not meaningful to the users of the financial statements. The settlement of restricted stock units for shares of common stock is now presented net of shares withheld and payments made to settle tax obligations. Historical presentation has been revised to conform with the current period presentation. These presentation changes did not affect the total equity balance, net income, or earnings per share in any of the periods reported.

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

Entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or the holders of the equity investment at risk do not have a controlling financial interest are variable interest entities (“VIEs”). We evaluate whether an entity is a VIE and whether we are the primary beneficiary. We are deemed to be the primary beneficiary of a VIE when we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.

The Operating Partnership is a VIE that is consolidated by the Company as the primary beneficiary, as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At December 31, 2025, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. At December 31, 2024, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC, and one entity established during the third quarter of 2024 to facilitate a potential future Section 1031 Exchange. The Company and the Operating Partnership were determined to be the primary beneficiaries of these VIEs at December 31, 2025 and 2024, since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. Revenues, income, and net assets generated by 100 First LLC and 303 Second LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions. The following table summarizes the total assets, liabilities, and noncontrolling interests included on our consolidated balance sheets attributable to these VIEs:

	December 31, 2025	December 31, 2024
	($ in thousands)
Number of VIEs	2	3
Total assets (1)	$380,940	$435,478
Total liabilities	$18,304	$18,047
Total noncontrolling interests	$160,299	$169,445
____________________
(1)Includes $319.4 million and $357.3 million related to real estate assets held for investment, net, as of December 31, 2025 and 2024, respectively.

If the requirements for consolidation are not met, the Company would account for investments under the equity method of accounting if we have the ability to exercise significant influence over the entity. Equity method investments would be initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The Company did not have any equity method investments at December 31, 2025 or 2024.

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

When we conclude that the tenant is the owner of certain tenant improvements for accounting purposes, we record our contribution towards those tenant-owned improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net, on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the related lease beginning upon substantial completion of the leased premises.

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

Termination options in some of our leases allow the tenant to terminate the lease, in part or in whole, prior to the end of the lease term under certain circumstances. Termination options generally require advance notification from the tenant and payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the net book value of lease inception costs such as commissions, tenant improvements and lease incentives. Termination fee income, included in rental income, is recognized on a straight-line basis from the date of the executed termination agreement through the revised lease expiration when the amount of the fee is determinable and collectability of the fee is probable. This fee income is reduced on a straight-line basis by any deferred rent receivable related to the lease.

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

Additional Rent - Reimbursements from Tenants

Leases typically provide for the reimbursement of certain property operating expenses accounted for as additional rent, which consists of amounts due from tenants for common area maintenance, real estate taxes, and other recoverable costs, and is recognized in rental income in the period the recoverable costs are incurred. Additional rent where we pay the associated costs directly to third-party vendors and are reimbursed by our tenants are recognized and recorded on a gross basis, with the associated expense recognized in property expenses or real estate taxes.

Other Property Income

Other property income primarily includes amounts recorded in connection with transient daily parking, broken deal income, and property damage settlement-related payments in excess of losses incurred received from third-party insurance carriers. Other property income also includes miscellaneous income from tenants and fees for late rental payments. Amounts recorded within other property income fall within the scope of ASC Topic 606 “Revenue from Contracts with Customers” and are recognized as revenue at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

Uncollectible Lease Receivables and Allowances for Tenant and Deferred Rent Receivables

Current tenant receivables consist primarily of amounts due for contractual lease payments and reimbursements of common area maintenance expenses, property taxes, and other costs recoverable from tenants. Deferred rent receivables represent the excess of the cumulative straight-line rental revenue recorded to date over cash rents billed to date under the lease agreement.

We carry our current and deferred rent receivables net of allowances for amounts that may not be collected, which are adjusted through rental income. The adequacy of these allowances is assessed quarterly using a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. This assessment incorporates specific identification and aging analyses, considering the current economic and business environment, including factors such as the age and nature of the receivables, tenant payment history and financial condition, our assessment of the tenant’s ability to meet its lease obligations, and the status of negotiations of any disputes with the tenant. Significant judgment is required, and actual results may differ materially from estimates due to factors beyond our control.

For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the non-cancellable lease term, with partial allowances for uncollectible accounts exhibiting a certain level of collection risk. For leases that are deemed not probable of collection, revenue is recorded as the lesser of (i) cash received, or (ii) the amount recognized on a straight-line basis with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. If the collectability determination subsequently changes to being probable of collection for leases for which revenue is recorded based on cash received from the tenant, we resume recognizing revenue, including deferred revenue, on a straight-line basis and recognize incremental revenue related to the reinstatement of cumulative deferred rent receivable and deferred revenue balances, as if revenue had been recorded on a straight-line basis since the inception of the lease.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions

Acquisitions of operating properties and development and redevelopment opportunities generally do not meet the definition of a business and are accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. For these asset acquisitions, we record the acquired tangible and intangible assets and assumed liabilities based on each asset’s and liability’s relative fair value compared to the total purchase price plus any capitalized closing costs, including costs incurred during negotiation.

Fair values are determined using estimated cash flow projections, market information and discount and/or capitalization rates, considering historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquisition generally include, but are not limited to: (i) land and improvements, buildings and improvements, undeveloped land, and construction in progress, and (ii) identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market operating leases and ground leases, acquired in-place lease values, and tenant relationships, if any. Any debt assumed and equity (including common units of the Operating Partnership) issued in connection with a property acquisition is recorded at relative fair value on the date of acquisition.

The fair value of land and improvements is derived from comparable sales of land and improvements within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs considers the value of the property as if it was vacant as well as current replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place operating lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining non-cancellable lease term, and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition measured over the remaining non-cancellable term of the lease for above-market operating leases and the initial non-cancellable term plus the term of any below-market fixed rate renewal options, if applicable, for below-market operating leases. Our below-market operating leases generally do not include fixed rate or below-market renewal options. The amounts recorded for above-market operating leases are included in deferred leasing costs and acquisition-related intangible assets, net, on the balance sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market operating leases are included in deferred revenue and acquisition-related intangible liabilities, net, on the balance sheet and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases plus the term of any below-market fixed rate renewal options, if applicable. The amortization of a below-market ground lease obligation is recorded as an increase to ground lease expense in the consolidated statements of operations for the periods presented. The amortization of an above-market ground lease obligation is recorded as a decrease to ground lease expense in the consolidated statements of operations for the periods presented.

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

The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of acquisitions requires us to make significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of our acquisition related assets and liabilities and the related depreciation and amortization expense recorded for such assets and liabilities. In addition, because the value of above and below-market leases are amortized as either a reduction or increase to rental income, respectively, our judgments for these intangibles could have a significant impact on our reported rental revenues and results of operations.

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

Cost Capitalization

We capitalize all costs associated with development and redevelopment activities, capital improvements, and tenant improvements as project costs, including internal compensation costs related to those activities. In addition, the following costs are capitalized as project costs during periods in which activities necessary to prepare development and redevelopment properties for their intended use are in progress: pre-construction costs essential to the development of the property, interest costs based on the weighted average interest rate of our outstanding indebtedness for the period, real estate taxes, and insurance.

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

Evaluation of Asset Impairment

We evaluate our real estate assets, including land held for future development, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a given asset may not be recoverable. This evaluation is performed property-by-property basis. Factors we use to determine whether an impairment evaluation is necessary include:
•low occupancy levels, forecasted low occupancy levels, or near term lease expirations at a specific property;
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
•deterioration of a given rental submarket as evidenced by significant increases in market vacancy and/or negative absorption rates, or continuous increases in market vacancy and/or negative absorption rates over numerous quarters, which could signal a decrease in future cash flows for properties within that submarket;
•significant increases in property sales yields, continuous increases in property sales yields over several quarters, or recent property sales at a loss within a given submarket, each of which could signal a decrease in the market value of properties;
•significant change in strategy or use of a specific property, or any other event that could result in a decreased holding period, including classifying a property as held for sale, or significant development delay;
•evidence of material physical damage to the property; and
•default by a significant tenant when any of the other indicators above are present.

When evaluating operating real estate assets to be held and used for potential impairment, including land held for future development, we first evaluate whether there are any indicators of impairment. If any impairment indicators are present for a specific real estate asset, we compare the asset’s net carrying amount to its estimated undiscounted future cash flows over the anticipated holding period. If the carrying amount exceeds these cash flows, we calculate an impairment loss by comparing the carrying amount to the asset’s estimated fair value, using discounted cash flow models or third-party appraisals. An impairment loss recognized sets a new cost basis for the asset, which is then depreciated over its remaining useful life. Assets held for sale are carried at the lower of carrying value or fair value less closing costs, and depreciation ceases.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Depreciation and Amortization of Buildings and Improvements and Furniture, Fixtures, and Other Long-Lived Assets

The costs of buildings and improvements, tenant improvements, and furniture, fixtures and other long-lived assets are depreciated using the straight-line method of accounting over the estimated useful lives set forth in the table below. Depreciation expense for buildings and improvements for the three years ended December 31, 2025, 2024, and 2023 was $305.8 million, $308.0 million, and $300.1 million, respectively:

Asset Description	Depreciable Lives
Buildings and improvements (1)	25 – 40 years
Tenant improvements (2)	1 - 20 years
Furniture, fixtures, and other long-lived assets (3)	1 - 5 years
____________________
(1)Building improvements associated with in-process capital improvement projects begin depreciation once placed in service.
(2)Tenant improvements are amortized over the shorter of the lease term or the estimated useful life.
(3)Accumulated depreciation for furniture, fixtures, and other long-lived assets is included in “Prepaid expense and other assets, net” on our consolidated balance sheets.

Real Estate Assets Held for Sale and Dispositions

A real estate asset is classified as held for sale when certain criteria are met, including, but not limited to, the availability of the asset for immediate sale, the existence of an active program to locate a buyer, and the probable sale or transfer of the asset within one year. If such criteria are met, we present the applicable assets and liabilities related to the real estate asset, if material, separately on the balance sheet as held for sale and we would cease to record depreciation and amortization expense. Real estate assets held for sale are reported at the lower of carrying value or fair value less costs to sell.

The net gains (losses) on dispositions of non-depreciable real estate property (i.e. land) are reported in the consolidated statements of operations as gains (losses) on sale of land in the period the land is sold. The net gains (losses) on dispositions of certain other depreciable assets, such as a corporate aircraft, are reported in the consolidated statements of operations as gains (loss) on sales of long-lived assets in the period the asset is sold. The net gains (losses) on dispositions of depreciable real estate property are reported in the consolidated statements of operations as gains (losses) on sales of depreciable operating properties in the period the property is sold.

Cash and Cash Equivalents

We consider all highly-liquid investments, including certificates of deposit, with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash proceeds from dispositions that are temporarily held at qualified intermediaries for purposes of facilitating potential Section 1031 Exchanges, and cash held in escrow related to acquisition and disposition holdbacks. Restricted cash may also include cash held as collateral to provide credit enhancement for the Operating Partnership’s mortgage debt, including cash reserves for capital expenditures, tenant improvements, and property taxes. We did not have any restricted cash at December 31, 2025 and 2024.

Marketable Securities

Marketable securities reported in our consolidated balance sheets represent assets held in connection with the Kilroy Realty Corporation 2007 Deferred Compensation Plan (the “Deferred Compensation Plan”) (see Note 15 “Employee Benefit Plans” for additional information). These assets are held in a limited rabbi trust and invested in various mutual and money market funds. As a result, the marketable securities are treated as trading securities for financial reporting purposes and are adjusted to fair value at the end of each reporting period.

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

Deferred Financing Costs

Financing costs related to the origination or assumption of long-term debt are deferred and generally amortized into interest expense using the straight-line method of accounting, which approximates the effective interest method, over the contractual terms of the applicable financings. Deferred financing costs incurred in connection with the establishment of the unsecured revolving credit facility are initially recorded as prepaid assets on the balance sheet and subsequently amortized to interest expense over the contractual term of the facility, typically using the straight-line method.

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

Noncontrolling Interests in Consolidated Property Partnerships

Noncontrolling interests in consolidated property partnerships represent the equity interests held by unrelated third parties in our three consolidated property partnerships (see Note 10 “Noncontrolling Interests on the Company’s Consolidated Financial Statements” and see Note 11 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements”). Noncontrolling interests in consolidated property partnerships are not redeemable and are presented as permanent equity in the Company’s consolidated balance sheets. We account for the noncontrolling interests in consolidated property partnerships using the hypothetical liquidation at book value (“HLBV”) method to attribute the earnings or losses of the consolidated property partnerships between the controlling and noncontrolling interests. Under the HLBV method, the amounts reported as noncontrolling interests in consolidated property partnerships in the consolidated balance sheets represent the amounts the noncontrolling interests would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the governing agreements assuming the net assets of the consolidated property partnerships were liquidated at recorded amounts and distributed between the controlling and noncontrolling interests in accordance with the governing documents. The net income attributable to noncontrolling interests in consolidated property partnerships in the consolidated statements of operations is associated with the increase or decrease in the noncontrolling interest holders’ contractual claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the end of that reporting period when compared with their claims on the respective entities’ balance sheets assuming a hypothetical liquidation at the beginning of that reporting period, after removing the impact of any contributions or distributions.

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

Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Noncontrolling interests in the Operating Partnership’s consolidated financial statements include the noncontrolling interest in property partnerships (See Note 11 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements”).

Equity Offerings

Underwriting commissions and offering costs incurred in connection with common equity offerings and any at-the-market stock offering programs (See Note 12 “Stockholders’ Equity of the Company”) are reflected as a reduction of additional paid-in capital.

The net proceeds from any equity offering of the Company are generally contributed to the Operating Partnership in exchange for a number of common units equivalent to the number of shares of common stock issued and are reflected in the Operating Partnership’s consolidated financial statements as an increase in partners’ capital.

Share-Based Incentive Compensation Accounting

Compensation cost for all share-based awards requires measurement at estimated fair value on the grant date. Compensation cost is recognized on a straight-line basis over the requisite service period. The grant date fair value of share-based awards with market conditions are calculated using a Monte Carlo simulation pricing model. Forfeitures of all share-based awards are recognized when they occur.

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

For share-based awards with performance conditions, the total estimated compensation cost is based on our most recent estimate of the probable achievement of the pre-established specific performance measures. These estimates are based on actual results and our latest internal forecasts for each performance measure. For share-based awards with market conditions, the total estimated compensation cost is based on the fair value of the award at the grant date. For share-based awards with performance conditions and market conditions, the total estimated compensation cost is based on the fair value per share at the grant date multiplied by our most recent estimate of the number of shares to be earned based on actual results and the probable achievement of the pre-established corporate performance measures based on our latest internal forecasts.

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

Share-based payment awards (primarily vested restricted stock units (“RSUs”)) containing nonforfeitable rights to dividends or dividend equivalents are accounted for as participating securities and included in the computation of basic and diluted net income available to common stockholders per share pursuant to the two-class method. The dilutive effect of shares issuable under executed forward equity sale agreements, if any, are reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. The dilutive effect of the outstanding nonvested shares of common stock (“nonvested shares”) and RSUs that have not yet been vested but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The dilutive effect of outstanding nonvested shares, RSUs, awards containing nonforfeitable rights to dividend equivalents and shares issuable under executed forward equity sale agreements, if any, are reflected in diluted net income available to the general partner and common unitholders per unit in the same manner as noted above for net income available to common stockholders per share.

Fair Value Measurements

The marketable securities held in connection with our Deferred Compensation Plan are recorded at fair value on a recurring basis in our consolidated financial statements. All other financial instruments of the Company, with the exception of our secured and unsecured debt instruments which are disclosed in Note 18 “Fair Value Measurements and Disclosures” to our consolidated financial statements, are recorded at amounts which, in management’s judgment, reasonably approximate their fair values. We elected not to apply the fair value option for any of our eligible financial instruments or other items.

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

We generally determine the fair value of our secured debt, unsecured senior notes, unsecured revolving credit facility, and unsecured term loan facility by performing discounted cash flow analyses using an appropriate market discount rate. For our fixed-rate debt instruments, including our secured debt and unsecured senior notes, we calculate the market rate by obtaining period-end treasury rates for maturities that correspond to the maturities of our fixed-rate debt and then adding an appropriate credit spread based on information obtained from third-party financial institutions. These credit spreads take into account factors, including, but not limited to, our credit profile, the tenure of the debt, amortization period, whether the debt is secured or unsecured, and the loan-to-value ratio of the debt to the collateral. These calculations are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flows. We determine the fair value of each of our publicly traded unsecured senior notes based on their quoted trading price at the end of the reporting period, if such prices are available. For our floating-rate debt instruments, including our unsecured line of credit agreement and unsecured term loan, we calculate the market rate by obtaining Adjusted SOFR and then adding an appropriate credit spread based on our credit ratings.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, we must distribute annually at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders and satisfy certain other organizational and operating requirements. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income for each year to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income taxes and excise taxes on our undistributed taxable income. We believe that we have met all of the REIT distribution and

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
technical requirements for the years ended December 31, 2025, 2024, and 2023, and we were not subject to any federal income taxes (See Note 22 “Tax Treatment of Distributions” for additional information). We intend to continue to adhere to these requirements and maintain the Company’s REIT status. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

In addition, any taxable income from our taxable REIT subsidiaries are subject to federal, state, and local income taxes. For the years ended December 31, 2025, 2024, and 2023 the taxable REIT subsidiaries had de minimis taxable income.

Uncertain Tax Positions

We include favorable tax positions in the calculation of tax liabilities if it is more likely than not that our adopted tax position will prevail if challenged by tax authorities.

We evaluated the potential impact of identified uncertain tax positions for all tax years still subject to audit under state and federal income tax law and concluded that we did not have any unrecognized tax benefits or any additional tax liabilities as of December 31, 2025 or 2024. As of December 31, 2025, the years still subject to audit are 2021 through 2025 under the California state income tax law, 2023 through 2025 under the Texas state income tax law and 2022 through 2025 under the federal income tax law.

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

Segments

We currently operate as one reportable segment. See Note 23 “Segments” for additional information.

Concentration of Credit Risk

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

We have deposited cash with financial institutions that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of December 31, 2025 and 2024, we had cash accounts in excess of FDIC insured limits.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted January 1, 2025

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 “Income Taxes (Topic 740): Improvements to Tax Disclosures.” The ASU is effective for annual periods beginning after December 15, 2024. The guidance did not have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

Accounting Pronouncements Effective 2026 and Beyond

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3.    Acquisitions

Operating Property Acquisitions

During the years ended December 31, 2025 and 2024, we acquired the operating properties listed below from unrelated third parties:

Property	Month of Acquisition	Number of Buildings	Rentable Square Feet (Unaudited)	Purchase Price (in millions) (1)
2025 Acquisitions
3530 & 3550 John Hopkins Court and 3535 & 3565 General Atomics Court (Nautilus)	December	4	232,166	$192.0
335-345 N. Maple Drive (Maple Plaza)	September	1	306,366	205.3
Total 2025 Acquisitions		5	538,532	$397.3

2024 Acquisitions
12707 & 12777 High Bluff Drive (One Paseo Junction)	September	2	103,731	$35.0
Total 2024 Acquisitions		2	103,731	$35.0
________________________
(1)Excludes closing costs and purchase price credits.

The related assets, liabilities, and results of operations of the acquired properties are included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated relative fair values of the assets acquired and liabilities assumed as of the date of acquisition, net of credits, and excluding acquisition-related costs of $0.8 million:

	Total 2025 Operating Property Acquisitions	Total 2024 Operating Property Acquisitions
	(in thousands)
Assets
Land	$50,382	$6,000
Buildings and improvements	287,563	15,703
Deferred leasing costs and acquisition-related intangible assets (1)	61,454	13,534
Prepaid expenses and other assets, net	—	30
Total assets acquired	$399,399	$35,267
Liabilities
Acquisition-related intangible liabilities (2)	$2,981	$267
Total liabilities assumed	2,981	267
Net assets and liabilities acquired	$396,418	$35,000
________________________
(1)For the 2025 operating property acquisitions, represents in-place leases (approximately $46.6 million with a weighted average amortization period of 4.4 years), leasing commissions (approximately $7.9 million with a weighted average amortization period of 4.7 years), and above-market leases (approximately $7.0 million with a weighted average amortization period of 4.7 years). For the 2024 operating property acquisitions, represents in-place leases (approximately $10.5 million with a weighted average amortization period of 4.7 years), leasing commissions (approximately $2.0 million with a weighted average amortization period of 4.9 years), and an above-market lease (approximately $1.0 million with a weighted average amortization period of 4.6 years).
(2)For the 2025 operating property acquisitions, represents below-market leases (approximately $3.0 million with a weighted average amortization period of 3.3 years). For the 2024 operating property acquisitions, represents below-market leases (approximately $0.3 million with a weighted average amortization period of 4.9 years).

Acquisition Costs

During the years ended December 31, 2025 and 2024, we capitalized $0.8 million and $0.2 million of closing costs, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4.    Dispositions and Real Estate Held For Sale

Operating Property Dispositions

We did not dispose of any operating properties during the years ended December 31, 2024 and 2023. The following table summarizes the operating properties sold during the year ended December 31, 2025:

Location	Month of Disposition	Number of Buildings	Rentable Square Feet (unaudited)	Sales Price (in millions) (1)
2025 Dispositions
501 Santa Monica Boulevard, Santa Monica, CA (2)	June	1	78,509	$40.0
Silicon Valley Campus, CA (2)	September	4	663,460	365.0
6255 W. Sunset Boulevard, Los Angeles, CA (Sunset Media Center) (3)	December	1	325,772	61.0
Total 2025 Dispositions		6	1,067,741	$466.0
____________________
(1)Represents gross sales price before broker commissions, closing costs, and purchase price credits.
(2)The total gains on the sales of the operating properties sold during the year ended December 31, 2025 was $127.0 million.
(3)During the three months and year ended December 31, 2025, we recognized an impairment charge of approximately $16.3 million to reduce the carrying amount of this property to its current fair value less closing costs.

Real Estate Assets Held for Sale

As of December 31, 2025, we classified a three-building office property, totaling 427,764 rentable square feet (unaudited), in the I-15 Corridor of San Diego as held for sale. The property was sold on January 23, 2026, for a gross sales price of $124.5 million, resulting in an estimated gain on sale of $8.2 million.

The major classes of assets and liabilities of the property classified as held for sale as of December 31, 2025 were as follows:

Real estate and other assets held for sale, net	(in thousands)
Land	$23,158
Buildings and improvements	198,535
Total real estate assets held for sale	221,693
Accumulated depreciation and amortization	(116,693)
Total real estate assets held for sale, net	105,000
Current receivables, net	598
Deferred rent receivables, net	5,433
Deferred leasing costs and acquisition-related intangible assets, net	3,939
Prepaid expenses and other assets, net	185
Total real estate and other assets held for sale, net	$115,155

Liabilities related to real estate assets held for sale
Accounts payable, accrued expenses, and other liabilities	$663
Deferred revenue and acquisition-related intangible liabilities, net	1,882
Rents received in advance and tenant security deposits	2,400
Total liabilities related to real estate assets held for sale	$4,945

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net

The following table summarizes our deferred leasing costs and acquisition-related intangible assets (acquired value of leasing costs, above-market operating leases, and in-place leases) and acquisition-related intangible liabilities (acquired value of below-market operating leases):

	December 31, 2025	December 31, 2024
Deferred Leasing Costs and Acquisition-related Intangible Assets, net:	(in thousands)
Deferred leasing costs	$310,936	$303,541
Accumulated amortization	(131,985)	(136,171)
Deferred leasing costs, net	178,951	167,370
Above-market operating leases	8,239	1,269
Accumulated amortization	(779)	(156)
Above-market operating leases, net	7,460	1,113
In-place leases	123,329	78,979
Accumulated amortization	(31,508)	(21,525)
In-place leases, net	91,821	57,454
Total deferred leasing costs and acquisition-related intangible assets, net	$278,232	$225,937
Acquisition-related Intangible Liabilities, net (1):
Below-market operating leases	$41,292	$38,413
Accumulated amortization	(14,613)	(10,995)
Below-market operating leases, net	26,679	27,418
Total acquisition-related intangible liabilities, net	$26,679	$27,418
____________________
(1)Included in deferred revenue and acquisition-related intangible liabilities, net in the consolidated balance sheets. Refer to Note 9 “Deferred Revenue and Acquisition-Related Intangible Liabilities, net” for a detailed breakdown of this line item .

The following table sets forth amortization related to deferred leasing costs and acquisition-related intangibles:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Deferred leasing costs	$31,670	$34,135	$31,771
Above-market operating leases	645	86	31
In-place leases	12,122	7,453	15,878
Below-market operating leases	(3,724)	(3,607)	(6,679)
Total	$40,713	$38,067	$41,001

The following table sets forth the estimated annual amortization expense related to deferred leasing costs and acquisition-related intangibles as of December 31, 2025 for future periods:

	Deferred Leasing Costs	Above-Market Operating Leases	In-Place Leases	Below-Market Operating Leases
Year Ending	(in thousands)
2026	$32,410	$1,809	$21,138	$(4,530)
2027	28,802	1,620	16,914	(4,075)
2028	26,406	1,520	14,792	(3,739)
2029	22,950	1,371	12,083	(2,976)
2030	19,717	893	8,487	(2,593)
Thereafter	48,666	247	18,407	(8,766)
Total	$178,951	$7,460	$91,821	$(26,679)
____________________
(1)Refer to Note 2 “Basis of Presentation and Significant Accounting Policies” for presentation in the consolidated statements of operations.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets, net, consisted of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Furniture, fixtures, and other long-lived assets, net (1)	$29,179	$26,316
Prepaid expenses, net	11,000	8,470
Deferred financing costs, net (2)	9,150	12,692
Other assets	5,232	4,457
Total prepaid expenses and other assets, net	$54,561	$51,935
____________________
(1)Includes $43.4 million and $40.2 million of accumulated depreciation for furniture, fixtures, and other long-lived assets as of as of December 31, 2025 and 2024, respectively.
(2)Refer to Note 8 “Secured and Unsecured Debt of the Operating Partnership” for a discussion of the deferred financing costs for the unsecured revolving credit facility.

7.    Secured and Unsecured Debt of the Company

In this Note 7, the “Company” refers solely to Kilroy Realty Corporation and not to any of our subsidiaries. The Company itself does not hold any indebtedness. All of our secured and unsecured debt is held directly by the Operating Partnership or its subsidiaries.

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations, including the unsecured revolving credit facility, the unsecured term loan facility, and all of the unsecured senior notes. At December 31, 2025 and 2024, the Operating Partnership had $4.0 billion outstanding in total, including unamortized discounts and deferred financing costs, under these unsecured debt obligations.

In addition, although the remaining $0.6 billion of the Operating Partnership’s debt as of December 31, 2025 and 2024 is secured and non-recourse to the Company, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.

Debt Covenants and Restrictions

One of the covenants contained within the unsecured revolving credit facility, as discussed further below in Note 8, prohibits the Company from paying dividends during an event of default in excess of an amount that results in distributions to us in an amount sufficient to permit us to pay dividends to our stockholders that we reasonably believe are necessary to (i) maintain our qualification as a REIT for federal and state income tax purposes, and (ii) avoid the payment of federal or state income or excise tax.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Secured and Unsecured Debt of the Operating Partnership

Secured Debt

The following table sets forth the composition of our secured debt:

	Annual Stated Interest Rate (1)	GAAP Effective Rate (1) (2)	Maturity Date
				December 31, 2025	December 31, 2024
Type of Debt				(in thousands)
Mortgage note payable	3.57%	3.80%	December 2026	$148,815	$152,668
Mortgage note payable	4.48%	4.57%	July 2027	76,627	79,020
Mortgage note payable	5.90%	6.13%	August 2034	375,000	375,000
Total secured debt (3)				$600,442	$606,688
Unamortized deferred financing costs				(7,757)	(8,489)
Total secured debt, net				$592,685	$598,199
____________________
(1)All interest rates presented are fixed-rate interest rates.
(2)Represents the effective interest rate including the amortization of initial issuance discounts and deferred financing costs.
(3)The secured debt and the related properties that secure this debt are held in a special purpose entity and the properties are not available to satisfy the debts and other obligations of the Company or the Operating Partnership.

The Operating Partnership’s secured debt was collateralized by operating properties with a combined net book value of approximately $950.4 million as of December 31, 2025.

Although our secured debt is secured and non-recourse to the Company and the Operating Partnership, the Company provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments, and environmental liabilities.

The mortgage notes payable are collateralized by deeds of trust on specific real estate assets owned by the Company, as well as by the assignment of certain rents and leases associated with those properties. These secured loans generally contain customary covenants and restrictions, including limitations on additional indebtedness and requirements to maintain the properties securing the loans.

Unsecured Debt

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

Repayment of $425.0 million Unsecured Senior Notes Due 2024

In December 2024, the Company repaid the aggregate remaining principal balance of $403.7 million of the Operating Partnership’s 3.450% $425.0 million unsecured senior notes due December 15, 2024.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unsecured Senior Notes - Registered Public Offering and Repayment

In August 2025, the Operating Partnership issued $400.0 million aggregate principal amount of unsecured senior notes in a registered public offering. The outstanding balance of the unsecured senior notes is included in unsecured debt, net of an initial issuance discount of $4.0 million, on our consolidated balance sheets. The unsecured senior notes, which are scheduled to mature on October 15, 2035, require semi-annual interest payments each April and October based on a stated annual interest rate of 5.875%. The Operating Partnership may redeem the notes at any time, either in whole or in part, subject to the payment of an early redemption premium with respect to redemptions prior to July 15, 2035. On or after July 15, 2035, the Operating Partnership may redeem the notes at any time, either in whole or in part, at par. In September 2025, the Operating Partnership used the net proceeds from the issuance of the $400.0 million 5.875% unsecured senior notes to redeem the $400.0 million aggregate principal amount of our outstanding 4.375% unsecured senior notes due October 1, 2025.

The following table summarizes the balance and significant terms of the unsecured senior notes issued by the Operating Partnership and outstanding, including unamortized discounts and unamortized deferred financing costs:

	Maturity Date	Stated Coupon Rate	Effective Interest Rate (1) (2)	December 31, 2025	December 31, 2024
				(in thousands)
Private Placement Notes
Unsecured Senior Notes	July 2026	4.300%	4.389%	$50,000	$50,000
Unsecured Senior Notes	October 2026	4.350%	4.437%	200,000	200,000
Unsecured Senior Notes	February 2027	3.350%	3.416%	175,000	175,000
Unsecured Senior Notes	February 2029	3.450%	3.507%	75,000	75,000
Unsecured Senior Notes	January 2031	4.270%	4.322%	350,000	350,000
Public Notes
Unsecured Senior Notes	October 2025	4.375%	4.444%	—	400,000
Unsecured Senior Notes	December 2028	4.750%	4.874%	400,000	400,000
Unsecured Senior Notes	August 2029	4.250%	4.383%	400,000	400,000
Unsecured Senior Notes	February 2030	3.050%	3.168%	500,000	500,000
Unsecured Senior Notes	November 2032	2.500%	2.626%	425,000	425,000
Unsecured Senior Notes	November 2033	2.650%	2.727%	450,000	450,000
Unsecured Senior Notes	October 2035	5.875%	6.076%	400,000	—
Unsecured Senior Notes	January 2036	6.250%	6.412%	400,000	400,000
Total Unsecured Senior Notes				$3,825,000	$3,825,000
Less: Unamortized Net Discounts and Deferred Financing costs				(27,949)	(24,205)
Total Unsecured Senior Notes, Net (3)				$3,797,051	$3,800,795
____________________
(1)Represents the effective interest rate including the amortization of initial issuance discounts and deferred financing costs.
(2)Interest on unsecured senior notes is payable semi-annually.
(3)Includes unamortized discounts of $11.0 million and $8.4 million and unamortized deferred financing costs of $16.9 million and $15.8 million as of December 31, 2025 and December 31, 2024, respectively.

Unsecured Revolving Credit Facility and Term Loan Facility

In March 2024, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement maintained the $1.1 billion borrowing capacity and extended the maturity date of the unsecured revolving credit facility to July 31, 2028.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balance and terms of our unsecured revolving credit facility:

	Unsecured Revolving Credit Facility
	December 31, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	5.07%	5.69%
Annual facility fee (3)	0.250%
Unamortized deferred financing costs (3)	$9,150	$12,692
Maturity date (4)	July 31, 2028
____________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit which total approximately $5.2 million as of December 31, 2025 and December 31, 2024. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (together “Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of December 31, 2025 and 2024. We may be entitled to a temporary 0.01% reduction in the interest rate provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our annual facility fee is paid on a quarterly basis and is calculated based on total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024. These costs are included in Prepaid expenses and other assets, net on our consolidated balance sheets, and will continue to be amortized through the maturity date of our unsecured revolving credit facility.
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

In connection with amending and restating the unsecured revolving credit facility in 2024, the Operating Partnership also amended its $520.0 million unsecured term loan facility (the “2022 Term Loan Facility”). In doing so, the Operating Partnership repaid $200.0 million and extended the maturity date on $200.0 million of the principal balance by 12 months to October 3, 2025 (the “2024 Term Loan Facility”). In September 2024, the Operating Partnership repaid the remaining $120.0 million outstanding on its 2022 Term Loan Facility. In September 2025, the Operating Partnership exercised the loan extension option on the 2024 Term Loan Facility, extending the maturity date by 12 months to October 3, 2026.

The following table summarizes the balance and terms of our 2024 Term Loan Facility:

	2024 Term Loan Facility
	December 31, 2025	December 31, 2024
	($ in thousands)
Outstanding borrowings (1)	$200,000	$200,000
Interest rate (2)	5.02%	5.70%
Unamortized deferred financing costs (3)	$277	$1,229
Maturity date (4)	October 3, 2026	October 3, 2025
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility, as of December 31, 2025.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of December 31, 2025 and 2024.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the 2024 Term Loan Facility in 2024, which remain to be amortized through the maturity date. Additionally, in connection with extending the maturity date in September 2025, we incurred additional costs which will continue to be amortized through the extended maturity date of the 2024 Term Loan Facility.
(4)During the year ended December 31, 2025, we exercised our option to extend the maturity date by 12 months to October 3, 2026. The maturity date may be extended by an additional 12-month period, at the Operating Partnership’s election.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our financial covenants as of December 31, 2025 and 2024.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of December 31, 2025:

Year	(in thousands)
2026	$601,317
2027	249,125
2028	400,000
2029	475,000
2030	500,000
Thereafter	2,400,000
Total aggregate principal value	$4,625,442
Less: unamortized net discounts and deferred financing costs (1)	(35,983)
Total debt, net	$4,589,459
________________________
(1)     Includes $25.0 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt, and $11.0 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in Prepaid expenses and other assets, net on our consolidated balance sheets.

Capitalized Interest

The following table sets forth our gross interest expense and capitalized interest. The interest expense capitalized was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress currently under construction:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Gross interest expense	$211,379	$227,748	$192,983
Capitalized interest	(85,087)	(82,461)	(78,767)
Interest expense	$126,292	$145,287	$114,216

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Deferred Revenue and Acquisition-Related Intangible Liabilities, net

Deferred revenue and acquisition-related intangible liabilities, net consisted of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Deferred revenue related to tenant-funded tenant improvements, net	$70,813	$81,738
Other deferred revenue, net (1)	28,136	33,281
Acquisition-related intangible liabilities, net (2)	26,679	27,418
Total	$125,628	$142,437
_____________________
(1)Represents cash received in advance of revenue recognition, net of accumulated amortization.
(2)See Note 5 “Deferred Leasing Costs and Acquisition-Related Intangible Assets and Liabilities, net” for additional information regarding our acquisition-related intangible liabilities.

Deferred Revenue Related to Tenant-funded Tenant Improvements

During the years ended December 31, 2025, 2024, and 2023, $14.6 million, $19.1 million, and $20.7 million, respectively, of deferred revenue related to tenant-funded tenant improvements was amortized and recognized as rental income. The following is the estimated amortization of deferred revenue related to tenant-funded tenant improvements as of December 31, 2025 for the next five years and thereafter:

Year Ending	(in thousands)
2026	$12,933
2027	11,619
2028	10,457
2029	9,726
2030	9,037
Thereafter	17,041
Total	$70,813

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.1% and 99.0% common general partnership interest in the Operating Partnership as of December 31, 2025 and 2024, respectively. The remaining approximate 0.9% and 1.0% common limited partnership interest as of December 31, 2025 and 2024, respectively, was owned by non-affiliated investors in the form of noncontrolling common units. There were 1,133,562 and 1,150,574 common units outstanding held by these investors as of December 31, 2025 and 2024, respectively.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $43.2 million and $46.8 million as of December 31, 2025 and 2024, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Property Partnerships

Refer to Note 11 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements” for additional information regarding these consolidated property partnerships.
11.    Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Consolidated Property Partnerships

The noncontrolling equity interests in 100 First LLC and 303 Second LLC as of December 31, 2025 and 2024 were $160.3 million and $169.4 million, respectively. The remaining amount of noncontrolling equity interests in consolidated property partnerships represents the third party equity interests in Redwood LLC. This noncontrolling equity interest was $4.7 million and $4.9 million as of December 31, 2025 and 2024, respectively.
12.    Stockholders’ Equity of the Company

Common Stock

At-The-Market Stock Offering Program

Under our at-the-market (“ATM”) stock offering program (the “2024 ATM Program”), which commenced in March 2024, we may offer and sell shares of our common stock having an aggregate gross sales price up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to lock in a share price on the sale of shares of our common stock at the time an agreement is executed, but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at December 31, 2025. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Repurchase Program

Under our current share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. As of December 31, 2025, the Share Repurchase Program had $500.0 million of available repurchase capacity. Since commencement of the Share Repurchase Program, we have not completed any common stock repurchases and did not repurchase any common stock under the previous share repurchase program approved by the Company’s Board of Directors in 2016 during the year ended December 31, 2023.

Accrued Dividends and Distributions

The following tables summarize accrued dividends and distributions for the noted outstanding shares of common stock and noncontrolling units:

	December 31, 2025	December 31, 2024
	(in thousands)
Dividends and Distributions payable to:
Common stockholders	$63,921	$63,745
Noncontrolling common unitholders of the Operating Partnership	612	621
RSU holders (1)	476	484
Total accrued dividends and distribution to common stockholders and noncontrolling unitholders	$65,009	$64,850
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (See Note 14 “Share-Based and Other Compensation” for additional information).

	December 31, 2025	December 31, 2024
Outstanding Shares and Units:
Common stock	118,372,451	118,046,674
Noncontrolling common units	1,133,562	1,150,574
RSUs (1)	846,072	861,385
_____________________
(1)The amount includes nonvested RSUs. Does not include 1,394,111 and 926,695 performance-based RSUs because not all the necessary performance conditions have been met as of December 31, 2025 and 2024, respectively. Refer to Note 14 “Share-Based and Other Compensation” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Partners’ Capital of the Operating Partnership

Common Units

Common Units Outstanding

The following table sets forth the number of common units held by the Company as the general partner and the number of common units held by non-affiliated investors in the form of common limited partner units as well as the ownership interest held on each respective date:

	December 31, 2025	December 31, 2024
Company owned common units in the Operating Partnership	118,372,451	118,046,674
Company owned general partnership interest	99.1%	99.0%
Non-affiliated investors and other common units of the Operating Partnership	1,133,562	1,150,574
Ownership interest of limited partnership interests	0.9%	1.0%

For a further discussion of the redemption features of the common units not owned by the Company as of December 31, 2025 and 2024, refer to Note 10 “Noncontrolling Interests on the Company’s Consolidated Financial Statements.”

Accrued Distributions

The following tables summarize accrued distributions for the noted common units:

	December 31, 2025	December 31, 2024
	(in thousands)
Distributions payable to:
General partner	$63,921	$63,745
Common limited partners	612	621
RSU holders (1)	476	484
Total accrued distributions to common unitholders	$65,009	$64,850
_____________________
(1)The amount includes the value of the dividend equivalents that will be paid with additional RSUs (See Note 14 “Share-Based and Other Compensation” for additional information).

	December 31, 2025	December 31, 2024
Outstanding Units:
Common units held by the general partner	118,372,451	118,046,674
Common units held by the limited partners	1,133,562	1,150,574
RSUs (1)	846,072	861,385
_____________________
(1)Does not include 1,394,111 and 926,695 performance-based RSUs because not all the necessary performance conditions have been met as of December 31, 2025 and 2024, respectively. Refer to Note 14 “Share-Based and Other Compensation” for additional information.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14.    Share-Based and Other Compensation

Share-Based Incentive Compensation Plan

As of December 31, 2025, we maintained one share-based incentive compensation plan, the Kilroy Realty 2006 Incentive Award Plan, as amended (the “2006 Plan”). The Company has a currently effective registration statement registering 12.6 million shares of our common stock for possible issuance under our 2006 Plan. As of December 31, 2025, approximately 1.8 million shares were available for grant under the 2006 Plan. The calculation of shares available for grant is presented after taking into account a reserve to cover the vesting and payment of 2006 Plan awards that were outstanding on that date, including performance-based vesting awards at (i) levels actually achieved for the performance conditions (as defined below) for which the performance period has been completed, and (ii) at maximum levels for the performance conditions (as defined below) for which the performance period has not been completed.

The Executive Compensation Committee of the Company’s Board of Directors (the “Executive Compensation Committee”) may grant the following share-based awards to eligible individuals, as provided under the 2006 Plan: incentive stock options, nonqualified stock options, restricted stock (nonvested shares), stock appreciation rights, performance shares, performance stock units, dividend equivalents, stock payments, deferred stock, restricted stock units, profit interest units, performance bonus awards, performance-based awards, and other incentive awards. For each award granted under our share-based incentive compensation programs, the Operating Partnership simultaneously issues to the Company a number of common units equal to the number of shares of common stock ultimately paid by the Company in respect of such awards. The Executive Compensation Committee generally grants RSU awards to certain officers of the Company under the 2006 Plan annually in the first quarter. A portion of these awards are subject to service and/or performance vesting conditions (“Performance-Based RSUs”) and the remainder are subject to only service vesting conditions (“Time-Based RSUs”).

2025, 2024, and 2023 Annual Performance-Based RSU Grants

During each of the three years in the period ended December 31, 2025, the Executive Compensation Committee granted Performance-Based RSUs to certain officers of the Company under the 2006 Plan. The Performance-Based RSUs have a three-year performance measurement period. A target number of Performance-Based RSUs were awarded, and the final number of Performance-Based RSUs that vest (which may be more or less than the target number) will be based upon (i) during the first calendar year of the respective awards’ three-year performance measurement period, the achievement of a pre-set FFO per share goal that applies to 100% of the Performance-Based RSUs awarded (the “FFO Performance Condition”), and (ii) a performance measure that applies to 50% of the award based upon the Company’s average net debt to EBITDAre ratio for the three year performance period (the “Net Debt to EBITDAre Ratio Performance Condition”), and a market measure that applies to the other 50% of the award based upon the relative ranking of the Company’s total stockholder return for the three year performance period compared to the total stockholder returns of an established comparison group of companies over the same period (the “TSR Condition”). The Performance-Based RSUs are also subject to a three-year service vesting provision (the “Service Vesting Condition”) and are scheduled to cliff vest on the date the final vesting percentage is determined following the end of the three-year performance measurement period under the awards. The number of Performance-Based RSUs ultimately earned could fluctuate from the target number of Performance-Based RSUs granted based upon the levels of achievement for the above performance conditions. The estimate of the number of Performance-Based RSUs earned is evaluated quarterly during the performance period based on our estimate for each of the performance conditions relative to the applicable goals. Compensation expense for the Performance-Based RSU grants is recognized on a straight-line basis over the requisite service period for each participant, which is generally the three-year service period.

Each Performance-Based RSU represents the right to receive one share of our common stock in the future, subject to, and as modified by, the Company’s level of achievement of the applicable performance conditions. The fair values for the awards subject to the TSR Condition were calculated using a Monte Carlo simulation pricing model based on the assumptions in the table below. The determination of the fair values of the Performance-Based RSUs take into consideration the likelihood of achievement of the TSR Condition and the share price on the grant date. The following table summarizes the estimated number of RSUs earned for the 2025 and 2024 Performance-

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Based RSUs and the actual number of RSUs earned for the 2023 Performance-Based RSUs and the assumptions utilized in the Monte Carlo simulation pricing models:

	2025	2024	2023
Service vesting period	February 14, 2025 - January, 2028	February 1, 2024 - January, 2027	February 6, 2023 - January, 2026
Performance measurement period	January 1, 2025 - December 31, 2027	January 1, 2024 - December 31, 2026	January 1, 2023 - December 31, 2025
Target RSUs granted	308,671	265,205	300,007
Estimated RSUs earned net of forfeitures (1)	472,942	474,214	729,890
Fair Value Assumptions:
Valuation date	February 14, 2025	February 1, 2024	February 6, 2023
Fair value on valuation date (in millions)	$11.3	$9.5	$12.0
Weighted average fair value per share	$36.49	$35.66	$39.95
Expected share price volatility	38.0%	34.0%	35.0%
Risk-free interest rate	4.35%	3.98%	4.12%
_____________________
(1)Estimated RSUs earned for the 2025 and 2024 Performance-Based RSUs are based on the actual achievement of the applicable FFO Performance Condition and estimated achievement of the Net Debt to EBITDA Ratio Performance Condition and the TSR Condition. The 2023 Performance-Based RSUs earned are based on actual achievement of the FFO Performance Condition, the Net Debt to EBITDA Ratio Performance Condition, and the TSR Condition upon completion of the performance measurement period at December 31, 2025.

Summary of Performance-Based RSUs

A summary of our Performance-Based RSUs activity from January 1, 2025 through December 31, 2025 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2025 (1)	926,695	$42.26	81,274	1,007,969
Granted	308,671	36.49	—	308,671
Performance award achievement adjustment (2)	294,387	36.51	—	294,387
Vested	(183,474)	62.93	183,474	—
Settled	—	—	(137,016)	(137,016)
Issuance of dividend equivalents (3)	91,948	35.87	7,352	99,300
Forfeited	(44,116)	37.24	—	(44,116)
Outstanding as of December 31, 2025 (4)	1,394,111	$37.11	135,084	1,529,195
____________________
(1)Effective 2025, management updated the presentation of the opening balance to reflect the performance adjustment related to Net Debt to EBITDA Ratio Performance Condition and the TSR Condition.
(2)Represents performance adjustments above target based on the actual achievement for 2023 awards and estimated achievement for 2024 and 2025 awards.
(3)Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreements.
(4)Outstanding nonvested RSUs as of December 31, 2025 represent the actual achievement of the 2023 Performance-Based RSUs and the estimated achievement of 2024 and 2025 Performance-Based RSUs as of December 31, 2025. Dividend equivalents earned will vest along with the underlying award and are also subject to changes based on the number of RSUs ultimately earned for each underlying award.

A summary of our Performance-Based RSUs activity for the years ended December 31, 2025, 2024, and 2023 is presented below:

	RSUs Granted		RSUs Vested
Years ended December 31,	Non-Vested RSUs Granted	Weighted-Average Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (in thousands)
2025	308,671	$36.49	190,826	$7,016
2024	265,205	$35.66	1,089,879	$38,364
2023	300,007	$39.95	290,570	$11,105

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2025, 2024, and 2023 Time-Based RSU Grants

During each of the three years in the period ended December 31, 2025, the Executive Compensation Committee granted Time-Based RSUs to certain officers of the Company under the 2006 Plan. The Time-Based RSUs are generally scheduled to vest in three equal annual installments. Compensation expense for the Time-Based RSUs is recognized on a straight-line basis over the requisite service period, which is generally the explicit service period. Each Time-Based RSU represents the right to receive one share of our common stock in the future, subject to continued employment through the applicable vesting date.

Summary of Time-Based RSUs

A summary of our Time-Based RSUs activity from January 1, 2025 through December 31, 2025 is presented below:

	Nonvested RSUs		Vested RSUs	Total RSUs
	Amount	Weighted Average Grant-Date Fair Value Per Share
Outstanding at January 1, 2025	537,426	$36.37	242,685	780,111
Granted	258,356	34.66	—	258,356
Vested	(313,893)	40.85	313,893	—
Settled	—	—	(347,900)	(347,900)
Issuance of dividend equivalents (1)	27,154	35.87	18,668	45,822
Forfeited	(25,401)	35.81	—	(25,401)
Outstanding as of December 31, 2025	483,642	$35.37	227,346	710,988
____________________
(1)Represents the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreements.

A summary of our Time-Based RSUs activity for the years ended December 31, 2025, 2024, and 2023 is presented below:

	RSUs Granted		RSUs Vested
Year ended December 31,	Non-Vested RSUs Issued	Weighted-Average Grant Date Fair Value Per Share	Vested RSUs	Total Vest-Date Fair Value (1) (in thousands)
2025	258,356	$34.66	332,561	$12,236
2024	385,718	$36.12	281,168	$10,878
2023	247,017	$38.12	343,334	$12,425
____________________
(1)    Total fair value of RSUs vested was calculated based on the quoted closing share price of the Company’s common stock on the NYSE on the day of vesting. Excludes the issuance of dividend equivalents earned on the underlying RSUs. The dividend equivalents vest based on terms specified under the related RSU award agreement.

Share-Based Compensation Cost

The total compensation cost for all share-based compensation programs was $24.0 million, $24.4 million, and $43.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Share-based compensation costs for the year ended December 31, 2023 includes $27.3 million of accelerated share-based compensation costs for our former CEO and former President. Of the total share-based compensation costs, $4.9 million, $6.8 million, and $6.9 million was capitalized as part of real estate assets for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there was approximately $26.5 million of total unrecognized compensation cost related to nonvested incentive awards granted under share-based compensation arrangements and outstanding as of December 31, 2025. Such amount is based in part upon the estimated future outcome of the performance metrics as of December 31, 2025, and the actual compensation cost ultimately recognized could increase or decrease from this estimate based upon actual performance results. These costs are expected to be recognized over a weighted-average period of 1.7 years.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Employee Benefit Plans

401(k) Plan

We have a retirement savings plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). Our employees are eligible to participate in the 401(k) Plan on the first day of the month after the date of hire. The 401(k) Plan allows eligible employees (“401(k) Participants”) to defer up to 60% of their eligible compensation on a pre-tax basis, subject to certain maximum amounts allowed by the Code. The 401(k) Plan provides for a matching contribution by the Company in an amount equal to 50 cents of each one dollar of participant contributions up to a maximum of 10% of the 401(k) Participant’s annual salary. 401(k) Participants vest immediately in the amounts contributed by us. For each of the years ended December 31, 2025, 2024, and 2023, we contributed $1.7 million, $1.8 million, and $1.7 million, respectively, to the 401(k) Plan.

Deferred Compensation Plan

In 2007, we adopted the Deferred Compensation Plan, under which directors and certain management employees may defer receipt of their compensation, including up to 70% of their salaries and up to 100% of their director fees and bonuses, as applicable. In addition, certain employee participants received mandatory Company contributions to their Deferred Compensation Plan accounts equal to 10% of their gross monthly salaries, without regard to whether such employees elect to defer salary or bonus compensation under the Deferred Compensation Plan. Our Board may, but has no obligation to, approve additional discretionary contributions by the Company to Participant accounts. We hold the Deferred Compensation Plan assets in a limited rabbi trust, which is subject to the claims of our creditors in the event of bankruptcy or insolvency.

See Note 18 “Fair Value Measurements and Disclosures” for further discussion of our Deferred Compensation Plan assets as of December 31, 2025 and 2024. Our liability of $30.2 million and $27.4 million under the Deferred Compensation Plan was fully funded as of December 31, 2025 and 2024, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    Rental Income and Future Minimum Rent

The table below sets forth the allocation of rental income between fixed and variable lease payments and net collectability considerations:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Fixed lease payments	$900,285	$923,029	$944,618
Variable lease payments	194,374	197,502	184,672
Impact from tenant creditworthiness considerations (1)	(1,072)	(2,416)	(11,553)
Total rental income	$1,093,587	$1,118,115	$1,117,737
____________________
(1)Represents reversal/reserve adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2050 and may be subject to scheduled fixed increases and future renewal options. Leases may also provide for reimbursements of certain property-related operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to creditworthiness considerations, as of December 31, 2025 for future periods is summarized as follows:

Year Ending	(in thousands)
2026	$769,406
2027	769,403
2028	742,321
2029	666,034
2030	583,844
Thereafter	1,591,508
Total (1)	$5,122,516
____________________
(1)Excludes residential leases, leases at properties classified as held for sale, and leases with an initial term of one year or less.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
17.    Commitments and Contingencies

Development and Construction Commitments

As of December 31, 2025, we had commitments of approximately $283.9 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating and development and redevelopment properties.

Ground Leases

The following table summarizes our properties that are held subject to long-term non-cancellable ground lease obligations as of December 31, 2025 and the respective contractual expiration dates:

Property (1)	Contractual Expiration Date
701, 801, and 837 N. 34th Street, Seattle, WA (2)	December 2041
1701 Page Mill Road and 3150 Porter Drive, Palo Alto, CA	December 2067
Kilroy Airport Center Phases I, II, and III, Long Beach, CA (3)	July 2084
3243 S. La Cienega Boulevard, Los Angeles, CA	October 2106
200 W. 6th Street, Austin, TX	December 2112
____________________
(1)    Excludes one month-to-month ground lease.
(2) The Company has three 10-year and one 45-year extension options for this ground lease, which if exercised would extend the expiration date to December 2116. These extension options are not assumed to be exercised in our calculation of the present value of the future minimum lease payments for this lease. The Company also has a purchase option for this ground lease.
(3)    Assumes the impact of all extension options held by the Company.

To determine the discount rates used to calculate the present value of the minimum future lease payments for our ground leases, we used a hypothetical curve derived from unsecured corporate borrowing rates over the lease term. The weighted average discount rate used to determine the present value of our minimum lease payments was 4.67%. As of December 31, 2025, the weighted average remaining lease term of our ground leases is 62 years. For the years ended December 31, 2025, 2024, and 2023, variable lease costs totaling $5.0 million, $4.7 million, and $4.0 million, respectively, were recorded to ground leases expense on our consolidated statements of operations.

The minimum commitment under our ground leases as of December 31, 2025 for future periods is as follows:

Year Ending	(in thousands)
2026	$6,809
2027	6,850
2028	6,869
2029	6,869
2030	6,869
Thereafter	360,875
Total undiscounted cash flows (1) (2) (3) (4) (5) (6)	$395,141
Present value discount	(267,513)
Ground lease liabilities	$127,628
________________________
(1)Excludes contingent future rent payments based on gross income or adjusted gross income and reflects the minimum obligations under the ground leases including any extension options (but excluding the Seattle ground lease extension options).
(2)    Our 701, 801, and 837 N. 34th Street ground lease obligation is subject to a fair market value adjustment every five years based on CPI adjustments and every 15 years based on third-party appraisals. The contractual obligations for that ground lease included above assume the current annual ground lease obligation in effect at December 31, 2025 for the remainder of the lease term, as we cannot predict future adjustments.
(3)    Our 1701 Page Mill Road and 3150 Porter Drive ground lease obligation includes a component that is based on the percentage of adjusted gross income that exceeds the minimum ground rent. The minimum rent is subject to increases every 10 years by an amount equal to 60% of the average annual percentage rent for the previous three years. The contractual obligations for this lease included above assume the current annual ground lease obligation in effect at December 31, 2025 for the remainder of the lease term, as we cannot predict future adjustments.
(4)    Our Kilroy Airport Center Phases I, II, and III ground lease obligation is subject to a fair market value adjustment every five years based on a combination of CPI adjustments and third-party appraisals with predetermined maximum annual increases. The contractual obligations for that ground lease included above assume the contractual minimum annual rent prior to the consideration of any variable rental payments in effect at December 31, 2025 for the remainder of the lease term, as we cannot predict future adjustments.
(5)    Our 3243 S. La Cienega Boulevard ground lease obligation is subject to fixed 5% ground rent increases every five years, with the next increase occurring on November 1, 2027.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(6)    Our 200 W. 6th Street ground lease obligation is subject to fixed 2% annual ground rent increases, with resets occurring every ten years based on CPI. The contractual obligations for that ground lease included above assume increases for the remaining current ten-year period based on the contractual minimum annual rent prior to the consideration of any variable rental payments (1.5% of gross income) in effect at December 31, 2025.

Environmental Matters

We follow the policy of evaluating all of our properties, including acquisitions, developments and redevelopments, and existing stabilized properties, for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any undisclosed environmental liability with respect to our stabilized portfolio properties that would have a material adverse effect on our financial condition, results of operations, and cash flows, or that we believe would require additional disclosure or the recording of a loss contingency.

We had the following accrued environmental remediation liabilities in connection with certain of our in-process and future development projects:

	December 31, 2025	December 31, 2024
	(in thousands)
Environmental liabilities	$70,030	$72,003

The accrued environmental remediation liabilities represent the remaining costs we estimate we will incur prior to and during the development process at various development sites. These estimates, which we developed with the assistance of third-party experts, consist primarily of the removal of contaminated soil, treatment of contaminated groundwater in connection with dewatering efforts, performance of environmental closure activities, construction of remedial systems, and other related costs that are necessary when we develop new buildings at these sites.

We record estimated environmental remediation obligations for acquired properties at the acquisition date when we are aware of such costs and when such costs are probable of being incurred and can be reasonably estimated. Estimated costs related to development environmental remediation liabilities are recorded as an increase to the cost of the development project. Actual costs are recorded as a decrease to the liability when incurred. These accruals are adjusted as an increase or decrease to the development project costs and as an increase or decrease to the accrued environmental remediation liability if we obtain further information or circumstances change. The environmental remediation obligations recorded at December 31, 2025 and 2024 were not discounted to their present values since the amount and timing of cash payments are not fixed. It is possible that we could incur additional environmental remediation costs in connection with these development projects. However, potential additional environmental costs for these development projects cannot be reasonably estimated at this time and certain changes in estimates could occur as the site conditions, final project timing, design elements, actual soil conditions, and other aspects of the projects, which may depend upon municipal and other approvals beyond the control of the Company, are determined.

Other than the accrued environmental liabilities discussed above, we are not aware of any unasserted claims and assessments with respect to an environmental liability or an asset retirement obligation that we believe would require additional disclosure or the recording of an additional loss contingency.

Litigation

We and our properties are subject to litigation arising in the ordinary course of business. To our knowledge, neither we nor any of our properties are presently subject to any litigation or threat of litigation which, if determined unfavorably to us, would have a material adverse effect on our cash flows, financial condition, or results of operations.

Insurance

We maintain comprehensive insurance coverage for our real estate portfolio, including commercial general liability, property, environmental, rental income, and specialty risk policies covering all properties. Management believes the policy specifications and insured limits are reasonable given the relative risk of loss, the cost of the coverage, and industry practice. We do not carry insurance for generally uninsurable losses such as loss from

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
governmental action, nuclear hazard, and war and military action. Policies are subject to various terms, conditions, and exclusions and some policies may involve large deductibles or co-payments.

18.    Fair Value Measurements and Disclosures

The only assets we record at fair value on a recurring basis in our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan (See Note 15 “Employee Benefit Plans” for additional information). The following table sets forth the fair value of our Deferred Compensation Plan:

	Fair Value (Level 1) (1)
	December 31, 2025	December 31, 2024
Description	(in thousands)
Deferred Compensation Plan assets (2)	$30,807	$27,965
____________________
(1)Based on quoted prices in active markets for identical securities.
(2)The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Liabilities
Secured debt, net	$592,685	$587,244	$598,199	$569,061
Unsecured debt, net	$3,996,774	$3,834,485	$3,999,566	$3,681,914

Fair value is calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and significant value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
19.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$276,121	$210,969	$212,241
Allocation to participating securities (1)	(925)	(1,967)	(1,233)
Numerator for basic and diluted net income available to common stockholders	$275,196	$209,002	$211,008
Denominator:
Basic weighted average vested shares outstanding	118,278,990	117,649,111	117,160,173
Effect of dilutive securities	553,045	507,876	346,082
Diluted weighted average vested shares and common stock equivalents outstanding	118,832,035	118,156,987	117,506,255
Basic earnings per share:
Net income available to common stockholders per share	$2.33	$1.78	$1.80
Diluted earnings per share:
Net income available to common stockholders per share	$2.32	$1.77	$1.80
_____________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including RSUs, are considered in our diluted earnings per share calculation for the years ended December 31, 2025, 2024, and 2023. Certain performance-based RSUs are not included in dilutive securities as of December 31, 2025, 2024, and 2023 as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the year ended December 31, 2023 as they were anti-dilutive.

See Note 14 “Share-Based and Other Compensation” for additional information regarding the RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
20.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$278,803	$213,031	$214,324
Allocation to participating securities (1)	(925)	(1,967)	(1,233)
Numerator for basic and diluted net income available to common unitholders	$277,878	$211,064	$213,091
Denominator:
Basic weighted average vested units outstanding	119,428,865	118,799,685	118,310,747
Effect of dilutive securities	553,045	507,876	346,082
Diluted weighted average vested units and common unit equivalents outstanding	119,981,910	119,307,561	118,656,829
Basic earnings per unit:
Net income available to common unitholders per unit	$2.33	$1.78	$1.80
Diluted earnings per unit:
Net income available to common unitholders per unit	$2.32	$1.77	$1.80
____________________
(1)Participating securities include certain time-based RSUs and vested market measure-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including RSUs, are considered in our diluted earnings per share calculation for the years ended December 31, 2025, 2024, and 2023. Certain performance-based RSUs are not included in dilutive securities as of December 31, 2025, 2024, and 2023 as not all performance metrics had been met by the end of the applicable reporting periods. Additionally, certain unvested time-based RSUs are not included in dilutive securities for the year ended December 31, 2023 as they were anti-dilutive.

See Note 14 “Share-Based and Other Compensation” for additional information regarding the RSUs.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
21.    Supplemental Cash Flows Information of the Company and the Operating Partnership

Supplemental cash flows information of the Company is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $79,542, $77,871, and $74,052 as of December 31, 2025, 2024, and 2023, respectively	$115,912	$126,668	$105,767
Cash paid for amounts included in the measurement of ground lease liabilities	$7,578	$6,484	$6,733
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$62,570	$54,190	$95,575
Tenant improvements funded directly by tenants	$3,026	$2,745	$7,364
Remeasurement of ground lease liability and related right of use ground lease asset	$—	$4,782	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of dividends and distributions payable to common stockholders and common unitholders (Note 12)	$65,009	$64,850	$64,440

Supplemental cash flows information of the Operating Partnership is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $79,542, $77,871, and $74,052 as of December 31, 2025, 2024, and 2023, respectively	$115,912	$126,668	$105,767
Cash paid for amounts included in the measurement of ground lease liabilities	$7,578	$6,484	$6,733
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$62,570	$54,190	$95,575
Tenant improvements funded directly by tenants	$3,026	$2,745	$7,364
Remeasurement of ground lease liability and related right of use ground lease asset	$—	$4,782	$—
NON-CASH FINANCING TRANSACTIONS:
Accrual of distributions payable to common unitholders (Note 13)	$65,009	$64,850	$64,440

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
22.    Tax Treatment of Distributions

The following table reconciles the dividends declared per share of common stock to the dividends paid per share of common stock as follows:

	Year Ended December 31,
Dividends	2025	2024	2023
Dividends declared per share of common stock	$2.16	$2.16	$2.16
Less: Dividends declared in the current year and paid in the following year	(0.54)	(0.54)	(0.54)
Add: Dividends declared in the prior year and paid in the current year	0.54	0.54	0.54
Dividends paid per share of common stock	$2.16	$2.16	$2.16

The unaudited income tax treatment for the dividends to common stockholders reportable as identified in the table above was as follows:

	Year Ended December 31,
Shares of Common Stock	2025		2024		2023
Ordinary dividend (1) (2)	$1.43	66.34%	$1.92	88.75%	$2.09	96.67%
Return of capital	0.25	11.62%	0.24	11.02%	0.07	3.21%
Capital gains	0.04	1.76%	0.01	0.23%	—	0.12%
Unrecaptured section 1250 gains	0.44	20.28%	—	—%	—	—%
	$2.16	100.00%	$2.16	100.00%	$2.16	100.00%
____________________
(1)Total qualified dividend, which is a subset of, and is included in, the Ordinary dividend amount.
(2)The Tax Cuts and Jobs Act enacted on December 22, 2017 generally allows a deduction for noncorporate taxpayers equal to 20% of ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income). The amount of dividend eligible for this deduction is referred to as the Section 199A Dividend. For the year ended December 31, 2025, the Section 199A Dividend is equal to the total ordinary income dividend.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
23.    Segments

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”). The CODM decides how resources are allocated and assesses performance on a recurring basis, at least quarterly. Our CODM is our CEO, who evaluates the operating performance and financial results of our consolidated portfolio based on Net Income through monthly operations meetings.

We conduct our business on a consolidated basis in one operating segment and therefore have one reportable segment. Asset information by segment is not reported because the Company does not use this measure to assess performance.

Our reportable segment derives its revenues primarily from rental revenue and related property income through the leasing of commercial real estate space to tenants. We recognize revenue from base rent (fixed lease payments), additional rent (variable lease payments, which consist of amounts due from tenants for common area maintenance, real estate taxes, percentage rent, and other recoverable costs), parking, and other lease-related revenue.

The following table presents Net Income:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
REVENUES:
Rental income	$1,093,587	$1,118,115	$1,117,737
Other property income	19,080	17,514	11,957
Total revenues	1,112,667	1,135,629	1,129,694
EXPENSES:
Property expenses	243,726	243,441	228,964
Real estate taxes	107,564	108,951	105,868
Ground leases	12,048	11,715	9,732
General and administrative expenses	73,108	71,074	94,264
Leasing costs	10,352	8,764	6,506
Depreciation and amortization	354,854	356,182	355,278
Total expenses	801,652	800,127	800,612
OTHER INCOME (EXPENSES):
Interest income	6,970	37,752	22,592
Interest expense	(126,292)	(145,287)	(114,216)
Other income (expense)	168	(992)	830
Gains on sales of depreciable operating properties	127,038	—	—
Impairment of real estate assets	(16,259)	—	—
Gain on sale of long-lived assets	—	5,979	—
Total other expenses	(8,375)	(102,548)	(90,794)
NET INCOME	$302,640	$232,954	$238,288

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2025, 2024, and 2023
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Balance at End of Period
Allowance for Uncollectible Tenant Receivables for the year ended December 31,
2025 – Allowance for uncollectible tenant receivables	$314	$420	$(490)	$244
2024 – Allowance for uncollectible tenant receivables	$1,567	$374	$(1,627)	$314
2023 – Allowance for uncollectible tenant receivables	$2,233	$1,524	$(2,190)	$1,567
Allowance for Deferred Rent Receivables for the year ended December 31,
2025 – Allowance for deferred rent	$—	$1	$(1)	$—
2024 – Allowance for deferred rent	$728	$—	$(728)	$—
2023 – Allowance for deferred rent	$965	$667	$(904)	$728
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025

	Initial Cost				Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances	Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
Commercial Real Estate Properties:
335 - 345 N. Maple Dr., Beverly Hills, CA (4)		$28,986	$154,148	$305	$28,986	$154,453	$183,439	$2,356	35	2025	A	306,366
3101 - 3243 S. La Cienega Blvd., Culver City, CA		150,718	31,033	8,524	150,718	39,557	190,275	29,276	35	2019	A	166,207
2240 E. Imperial Highway, El Segundo, CA		1,044	11,763	30,740	1,048	42,499	43,547	33,616	35	1983	C	122,870
2250 E. Imperial Highway, El Segundo, CA		2,579	29,062	38,157	2,547	67,251	69,798	63,889	35	1983	C	298,728
2260 E. Imperial Highway, El Segundo, CA		2,518	28,370	38,003	2,547	66,344	68,891	29,746	35	2012	C	298,728
909 N. Pacific Coast Highway, El Segundo, CA		3,577	34,042	60,611	3,565	94,665	98,230	61,673	35	2005	C	244,880
999 N. Pacific Coast Highway, El Segundo, CA		1,407	34,326	19,308	1,407	53,634	55,041	37,781	35	2003	C	138,389
3750 Kilroy Airport Way, Long Beach, CA		—	1,941	13,718	—	15,659	15,659	13,660	35	1989	C	10,718
3760 Kilroy Airport Way, Long Beach, CA		—	17,467	24,161	—	41,628	41,628	35,657	35	1989	C	166,761
3780 Kilroy Airport Way, Long Beach, CA		—	22,319	41,190	—	63,509	63,509	53,312	35	1989	C	221,452
3800 Kilroy Airport Way, Long Beach, CA		—	19,408	25,856	—	45,264	45,264	35,231	35	2000	C	192,476
3840 Kilroy Airport Way, Long Beach, CA		—	13,586	33,409	—	46,995	46,995	25,243	35	1999	C	138,441
3880 Kilroy Airport Way, Long Beach, CA		—	9,704	18,398	—	28,102	28,102	8,721	35	2013	C	96,922
3900 Kilroy Airport Way, Long Beach, CA		—	12,615	23,741	—	36,356	36,356	24,566	35	1997	A	130,935
1350 Ivar Ave., Los Angeles, CA (5)		1,575	—	14,276	1,575	14,276	15,851	2,104	35	2020	C	16,448
1355 Vine St., Los Angeles, CA (5)		17,588	—	120,294	17,588	120,294	137,882	18,232	35	2020	C	183,129
1375 Vine St., Los Angeles, CA (5)		15,578	—	103,368	15,578	103,368	118,946	15,626	35	2020	C	159,236
1395 Vine St., Los Angeles, CA (5)		278	—	3,261	278	3,261	3,539	481	35	2020	C	2,575
1500 N. El Centro Ave., Los Angeles, CA (6)		9,235	21	64,156	9,235	64,177	73,412	21,890	35	2016	C	113,447
1525 N. Gower St., Los Angeles, CA (6)		1,318	3	9,774	1,318	9,777	11,095	3,374	35	2016	C	9,610
1575 N. Gower St., Los Angeles, CA (6)		22,153	51	120,294	22,153	120,345	142,498	33,933	35	2016	C	264,430
6115 W. Sunset Blvd., Los Angeles, CA (6)		1,313	3	17,259	2,455	16,120	18,575	6,235	35	2015	C	26,238
6121 W. Sunset Blvd., Los Angeles, CA (6)		11,120	4,256	42,373	8,703	49,046	57,749	14,678	35	2015	C	93,418
8560 W. Sunset Blvd., West Hollywood, CA		9,720	50,956	8,435	9,720	59,391	69,111	19,995	35	2016	A	76,359
8570 W. Sunset Blvd., West Hollywood, CA		31,693	27,974	7,277	31,693	35,251	66,944	12,137	35	2016	A	49,276
8580 W. Sunset Blvd., West Hollywood, CA		10,013	3,695	1,844	10,013	5,539	15,552	2,047	35	2016	A	6,875
8590 W. Sunset Blvd., West Hollywood, CA		39,954	27,884	6,157	39,954	34,041	73,995	11,092	35	2016	A	56,750
12100 W. Olympic Blvd., Los Angeles, CA		352	45,611	30,156	9,633	66,486	76,119	41,670	35	2003	C	155,679
12200 W. Olympic Blvd., Los Angeles, CA		4,329	35,488	32,085	3,977	67,925	71,902	52,690	35	2000	C	154,544
12233 W. Olympic Blvd., Los Angeles, CA		22,100	53,170	7,147	22,100	60,317	82,417	25,998	35	2012	A	156,746
12312 W. Olympic Blvd., Los Angeles, CA		3,325	12,202	12,741	3,399	24,869	28,268	21,516	35	1997	A	78,900
2100/2110 Colorado Ave., Santa Monica, CA		5,474	26,087	21,796	5,476	47,881	53,357	35,412	35	1997	A	104,853
12225 El Camino Real, San Diego, CA		1,700	9,633	4,890	1,673	14,550	16,223	11,750	35	1998	A	58,401
12235 El Camino Real, San Diego, CA		1,507	8,543	10,461	1,540	18,971	20,511	15,572	35	1998	A	53,751

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2025

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
12340 El Camino Real, San Diego, CA			4,201	—	40,640	4,201	40,640	44,841	6,474	35	2022	C	110,950
12390 El Camino Real, San Diego, CA			3,453	11,981	12,910	3,453	24,891	28,344	16,959	35	2000	C	73,238
12770 El Camino Real, San Diego, CA			9,360	—	37,329	9,360	37,329	46,689	10,747	35	2016	C	75,035
12780 El Camino Real, San Diego, CA			18,398	54,954	24,329	18,398	79,283	97,681	35,624	35	2013	A	140,591
12790 El Camino Real, San Diego, CA			10,252	21,236	17,163	10,252	38,399	48,651	16,560	35	2013	A	87,944
12830 El Camino Real, San Diego, CA	$375,000	(7)	28,645	—	113,232	28,645	113,232	141,877	20,696	35	2021	C	196,444
12860 El Camino Real, San Diego, CA		(7)	11,326	—	53,257	11,326	53,257	64,583	9,658	35	2021	C	92,042
12348 High Bluff Dr., San Diego, CA			1,629	3,096	10,270	1,629	13,366	14,995	10,115	35	1999	C	39,192
12400 High Bluff Dr., San Diego, CA			15,167	—	50,063	15,167	50,063	65,230	14,629	35	2022	C	216,518
12707 High Bluff Dr., San Diego, CA			3,013	8,032	1,400	3,013	9,432	12,445	775	35	2024	A	59,245
12777 High Bluff Dr., San Diego, CA			3,013	6,134	782	3,013	6,916	9,929	573	35	2024	A	44,486
3579 Valley Centre Dr., San Diego, CA			2,167	6,897	11,977	2,858	18,183	21,041	13,286	35	1999	C	54,960
3611 Valley Centre Dr., San Diego, CA			4,184	19,352	29,823	5,259	48,100	53,359	37,365	35	2000	C	132,425
3661 Valley Centre Dr., San Diego, CA			4,038	21,144	21,366	4,725	41,823	46,548	33,190	35	2001	C	124,756
3721 Valley Centre Dr., San Diego, CA			4,297	18,967	19,934	4,254	38,944	43,198	25,998	35	2003	C	117,777
3811 Valley Centre Dr., San Diego, CA			3,452	16,152	22,042	4,457	37,189	41,646	29,027	35	2000	C	118,912
3745 Paseo Place, San Diego, CA (Retail)		(7)	24,358	—	76,879	24,358	76,879	101,237	16,296	35	2019	C	95,871
2100 Kettner Blvd., San Diego, CA			19,861	—	113,891	19,861	113,891	133,752	10,557	35	2022	C	212,915
2305 Historic Decatur Rd., San Diego, CA			5,240	22,220	12,114	5,240	34,334	39,574	19,661	35	2010	A	107,456
3530 John Hopkins Ct., San Diego, CA (8)			4,225	31,258	332	4,262	31,553	35,815	190	35	2025	A	45,589
3535 General Atomics Ct., San Diego, CA (8)			7,433	43,774	465	7,499	44,173	51,672	193	35	2025	A	80,543
3550 John Hopkins Ct., San Diego, CA (8)			5,598	33,443	347	5,647	33,741	39,388	112	35	2025	A	62,739
3565 General Atomics Ct., San Diego, CA (8)			4,057	24,355	253	4,093	24,572	28,665	84	35	2025	A	43,295
4690 Executive Dr., San Diego, CA (9)			1,623	19,686	1,368	1,624	21,053	22,677	1,447	35	2025	C	52,074
9455 Towne Centre Dr., San Diego, CA			6,081	—	79,595	6,081	79,595	85,676	12,233	35	2021	C	160,444
9514 Towne Centre Dr., San Diego, CA			4,928	—	47,756	4,928	47,756	52,684	3,451	35	2023	C	70,616
4100 Bohannon Dr., Menlo Park, CA			4,835	15,526	1,525	4,860	17,026	21,886	7,743	35	2012	A	47,643
4200 Bohannon Dr., Menlo Park, CA			4,798	15,406	8,414	4,662	23,956	28,618	11,723	35	2012	A	43,600
4300 Bohannon Dr., Menlo Park, CA			6,527	20,958	8,047	6,470	29,062	35,532	14,265	35	2012	A	63,430
4400 Bohannon Dr., Menlo Park, CA (10)			4,939	43,213	3,115	4,939	46,328	51,267	2,589	35	2025	C	48,414
4500 Bohannon Dr., Menlo Park, CA			6,527	20,957	6,035	6,470	27,049	33,519	12,920	35	2012	A	63,429
4600 Bohannon Dr., Menlo Park, CA			4,798	15,406	5,424	4,939	20,689	25,628	10,692	35	2012	A	48,413
4700 Bohannon Dr., Menlo Park, CA			6,527	20,958	1,576	6,470	22,591	29,061	10,384	35	2012	A	63,429
1290 - 1300 Terra Bella Ave., Mountain View, CA			28,730	27,555	13,522	28,730	41,077	69,807	13,628	35	2016	A	114,175
680 E. Middlefield Rd., Mountain View, CA			34,755	—	56,759	34,755	56,759	91,514	21,383	35	2014	C	171,676

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2025

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
690 E. Middlefield Rd., Mountain View, CA			34,605	—	56,515	34,605	56,515	91,120	21,291	35	2014	C	171,215
1701 Page Mill Rd., Palo Alto, CA			—	99,522	117	—	99,639	99,639	27,030	35	2016	A	128,688
3150 Porter Dr., Palo Alto, CA			—	21,715	6,446	—	28,161	28,161	8,888	35	2016	A	36,886
900 Jefferson Ave., Redwood City, CA (11)			16,668	—	109,784	18,063	108,389	126,452	38,994	35	2015	C	228,226
900 Middlefield Rd., Redwood City, CA (11)			7,959	—	64,979	8,626	64,312	72,938	19,269	35	2015	C	119,616
100 First St., San Francisco, CA (12)			49,150	131,238	86,415	49,150	217,653	266,803	125,428	35	2010	A	480,457
100 Hooper St., San Francisco, CA	148,815	(13)	78,564	—	197,034	85,510	190,088	275,598	41,819	35	2018	C	417,914
201 Third St., San Francisco, CA			19,260	84,018	85,856	19,260	169,874	189,134	109,440	35	2011	A	355,960
360 Third St., San Francisco, CA			—	88,235	128,912	28,504	188,643	217,147	87,745	35	2011	A	436,357
250 Brannan St., San Francisco, CA			7,630	22,770	10,797	7,630	33,567	41,197	17,628	35	2011	A	100,850
301 Brannan St., San Francisco, CA			5,910	22,450	17,817	5,910	40,267	46,177	19,487	35	2011	A	82,834
333 Brannan St., San Francisco, CA			18,645	—	80,685	18,645	80,685	99,330	23,730	35	2016	C	185,602
345 Brannan St., San Francisco, CA			29,405	113,179	1,358	29,403	114,539	143,942	23,665	35	2018	A	110,050
303 Second St., San Francisco, CA (14)			63,550	154,153	123,735	63,550	277,888	341,438	159,024	35	2010	A	784,658
350 Mission St., San Francisco, CA			52,815	—	212,906	52,815	212,906	265,721	64,520	35	2016	C	455,340
345 Oyster Point Blvd., South San Francisco, CA			13,745	18,575	1	13,745	18,576	32,321	4,504	35	2018	A	40,410
347 Oyster Point Blvd., South San Francisco, CA			14,071	18,289	44	14,071	18,333	32,404	4,455	35	2018	A	39,780
349 Oyster Point Blvd., South San Francisco, CA			23,112	22,601	352	23,112	22,953	46,065	6,824	35	2018	A	65,340
350 Oyster Point Blvd., South San Francisco, CA			23,719	—	177,047	23,719	177,047	200,766	22,614	35	2021	C	234,892
352 Oyster Point Blvd., South San Francisco, CA			23,449	—	165,524	23,449	165,524	188,973	23,061	35	2021	C	232,215
354 Oyster Point Blvd., South San Francisco, CA			19,538	—	141,063	19,538	141,063	160,601	22,126	35	2021	C	193,472
365 Oyster Point Blvd., South San Francisco, CA (15)			—	—	—	—	—	—	62	35	0	C	—
10900 NE 4th St., Bellevue, WA			25,080	150,877	66,352	25,080	217,229	242,309	106,671	35	2012	A	428,557
601 108th Ave., Bellevue, WA			—	214,095	99,439	42,680	270,854	313,534	136,292	35	2011	A	490,738
2001 8th Ave., Seattle, WA			84,076	371,154	36,691	84,076	407,845	491,921	53,879	35	2021	A	535,395
320 Westlake Ave. North, Seattle, WA	76,627	(16)	14,710	82,018	16,653	14,710	98,671	113,381	41,086	35	2013	A	184,644
321 Terry Ave. North, Seattle, WA		(16)	10,430	60,003	11,066	10,430	71,069	81,499	30,777	35	2013	A	135,755
401 Terry Ave. North, Seattle, WA			22,500	77,046	235	22,500	77,281	99,781	28,806	35	2014	A	174,530
333 Dexter Ave. North, Seattle, WA			42,854	—	328,064	42,854	328,064	370,918	48,068	35	2022	C	618,766
701 N. 34th St., Seattle, WA			—	48,027	16,696	—	64,723	64,723	28,986	35	2012	A	143,136
801 N. 34th St., Seattle, WA			—	58,537	23,925	—	82,462	82,462	37,188	35	2012	A	173,615
837 N. 34th St., Seattle, WA			—	37,404	8,619	—	46,023	46,023	21,410	35	2012	A	112,487
200 W. 6th St., Austin, TX			—	—	664,974	—	664,974	664,974	60,117	35	2023	C	758,975
Residential Properties:
1550 N. El Centro Ave., Los Angeles, CA (6)			16,970	39	139,686	16,970	139,725	156,695	38,230	35	2016	C	—

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2025

	Initial Cost					Gross Amounts at Which Carried at Close of Period
Property Location	Encumb- rances		Land and Improve- ments	Buildings and Improve- ments	Costs Capitalized Subsequent to Acquisition/ Improvement	Land and Improve- ments	Buildings and Improve- ments	Total	Accumulated Depreciation	Depreci- ation Life (1)	Date of Acquisition (A)/ Construction (C) (2)		Rentable Square Feet (3) (unaudited)
	($ in thousands)
6390 De Longpre Ave., Los Angeles, CA (5)			12,112	—	162,693	12,112	162,693	174,805	22,108	35	2021	C	—
3200 Paseo Village Way, San Diego, CA		(7)	106,419	—	272,319	106,419	272,319	378,738	46,203	35	2020	C	—
TOTAL OPERATING PROPERTIES	600,442		1,550,535	3,163,966	5,432,898	1,641,913	8,505,486	10,147,399	2,843,811				16,292,164
Undeveloped land and construction in progress	—		787,640	—	1,600,102	787,640	1,600,102	2,387,742	—				—
TOTAL ALL PROPERTIES	$600,442	(17)	$2,338,175	$3,163,966	$7,033,000	$2,429,553	$10,105,588	$12,535,141	$2,843,811				16,292,164
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
(4)This property was acquired in the third quarter of 2025.
(5)These properties include the allocated costs of a shared parking structure for a complex comprised of four office buildings and one residential tower.
(6)These properties include the allocated costs of a shared parking structure for a complex comprised of five office buildings and one residential tower.
(7)These properties secure a $375.0 million mortgage note.
(8)These properties were acquired in the fourth quarter of 2025.
(9)This property was taken out of the stabilized portfolio in the first quarter of 2022 for redevelopment in phases, and placed back into the stabilized portfolio during the third quarter of 2025, upon reaching one year from substantial completion of base building components.
(10)This property was taken out of the stabilized portfolio in the fourth quarter of 2022 for redevelopment, and placed back into the stabilized portfolio during the third quarter of 2025, upon reaching one year from substantial completion of base building components.
(11)These properties are owned by Redwood City Partners LLC, a consolidated property partnership.
(12)This property is owned by 100 First Street Member LLC, a consolidated property partnership.
(13)This property secures a $148.8 million mortgage note.
(14)This property is owned by 303 Second Street Member LLC, a consolidated property partnership.
(15)This property is currently in the tenant improvement phase of our in-process development projects and not yet in the stabilized portfolio. The estimated rentable square feet for this property is 871,738 rentable square feet.
(16)These properties secure a $76.6 million mortgage note.
(17)Represents gross aggregate principal amount before the effect of the deferred financing costs of $7.8 million as of December 31, 2025.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
December 31, 2025

As of December 31, 2025, the aggregate gross cost of property included above for federal income tax purposes approximated $10.6 billion.

The following table reconciles the historical cost of total real estate held for investment from January 1, 2023 to December 31, 2025:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Total real estate held for investment, beginning of year	$12,659,195	$12,241,648	$11,732,183
Additions during period:
Acquisitions	338,678	21,941	—
Improvements, etc.	249,704	400,880	511,866
Total additions during period	588,382	422,821	511,866
Deductions during period:
Cost of real estate sold	(483,776)	—	—
Properties held for sale	(221,693)	—	—
Other	(6,967)	(5,274)	(2,401)
Total deductions during period	(712,436)	(5,274)	(2,401)
Total real estate held for investment, end of year	$12,535,141	$12,659,195	$12,241,648

The following table reconciles the accumulated depreciation from January 1, 2023 to December 31, 2025:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Accumulated depreciation, beginning of year	$2,824,616	$2,518,304	$2,218,710
Additions during period:
Depreciation of real estate	305,751	307,967	300,119
Total additions during period	305,751	307,967	300,119
Deductions during period:
Write-offs due to sale	(166,696)	—	—
Properties held for sale	(116,693)	—	—
Other	(3,167)	(1,655)	(525)
Total deductions during period	(286,556)	(1,655)	(525)
Accumulated depreciation, end of year	$2,843,811	$2,824,616	$2,518,304