Form 10-Q
period 2026-03-31
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2026-04-28
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of April 23, 2026, 116,278,807 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2026, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership and the remaining approximate 1.0% common limited partnership interest was owned by non-affiliated investors. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control.
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

i

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Real estate assets:
Land	$1,730,514	$1,641,913
Buildings and improvements	9,011,023	8,505,486
Undeveloped land and construction in progress	1,585,042	2,387,742
Total real estate assets held for investment	12,326,579	12,535,141
Accumulated depreciation and amortization	(2,857,265)	(2,843,811)
Total real estate assets held for investment, net	9,469,314	9,691,330
Real estate and other assets held for sale, net	188,771	115,155
Cash and cash equivalents	192,904	179,316
Marketable securities	31,417	30,807
Current receivables (net of allowances of $331 and $244, respectively)	15,712	12,765
Deferred rent receivables, net	425,420	424,794
Deferred leasing costs and acquisition-related intangible assets, net	271,213	278,232
Right of use ground lease assets, net	127,834	128,116
Prepaid expenses and other assets, net	52,273	54,561
Total assets	$10,774,858	$10,915,076
LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$591,398	$592,685
Unsecured debt, net	3,997,993	3,996,774
Accounts payable, accrued expenses, and other liabilities	303,808	288,963
Ground lease liabilities	127,414	127,628
Accrued dividends and distributions	63,421	65,009
Deferred revenue and acquisition-related intangible liabilities, net	122,272	125,628
Rents received in advance and tenant security deposits	79,638	75,701
Liabilities related to real estate assets held for sale	—	4,945
Total liabilities	5,285,944	5,277,333
Commitments and contingencies (Note 10)
Equity:
Stockholders’ Equity:
Common stock, $.01 par value, 280,000,000 shares authorized, 116,278,807 and 118,372,451 shares issued and outstanding	1,163	1,184
Additional paid-in capital	5,161,140	5,230,747
Retained earnings	102,859	188,876
Total stockholders’ equity	5,265,162	5,420,807
Noncontrolling Interests:
Common units of the Operating Partnership	51,328	51,911
Consolidated property partnerships	172,424	165,025
Total noncontrolling interests	223,752	216,936
Total equity	5,488,914	5,637,743
Total liabilities and equity	$10,774,858	$10,915,076

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental income	$265,330	$266,244
Other property income	4,723	4,600
Total revenues	270,053	270,844
Expenses:
Property expenses	59,283	58,714
Real estate taxes	28,782	28,365
Ground leases	3,187	3,020
General and administrative expenses	20,699	16,901
Leasing costs	3,010	2,873
Depreciation and amortization	94,344	87,119
Total expenses	209,305	196,992
Other Income (Expenses):
Interest income	954	1,134
Interest expense	(38,511)	(31,148)
Other income (expense)	389	(157)
Gains on sales of depreciable operating properties	23,525	—
Impairment of real estate assets	(61,778)	—
Total other expenses	(75,421)	(30,171)
Net (loss) income	(14,673)	43,681
Net loss (income) attributable to noncontrolling common units of the Operating Partnership	185	(375)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,779)	(4,298)
Total net income attributable to noncontrolling interests	(4,594)	(4,673)
Net (loss) income available to common stockholders	$(19,267)	$39,008
Net (loss) income available to common stockholders per share – basic	$(0.16)	$0.33
Net (loss) income available to common stockholders per share – diluted	$(0.16)	$0.33
Weighted average shares of common stock outstanding – basic	117,636,517	118,194,588
Weighted average shares of common stock outstanding – diluted	117,636,517	118,664,430

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
Balance as of December 31, 2025	118,372,451	$1,184	$5,230,747	$188,876	$5,420,807	$216,936	$5,637,743
Net (loss) income				(19,267)	(19,267)	4,594	(14,673)
Issuance of share-based compensation awards			4,416		4,416		4,416
Non-cash amortization of share-based compensation			5,811		5,811		5,811
Repurchase of common stock	(2,357,739)	(24)	(72,647)		(72,671)		(72,671)
Net settlement of restricted stock units for shares of common stock	264,095	3	(6,973)		(6,970)		(6,970)
Contributions from noncontrolling interests in consolidated property partnerships					—	9,000	9,000
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,380)	(6,380)
Adjustment for noncontrolling interest in the Operating Partnership			(214)		(214)	214	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(66,750)	(66,750)	(612)	(67,362)
Balance as of March 31, 2026	116,278,807	$1,163	$5,161,140	$102,859	$5,265,162	$223,752	$5,488,914

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Distributions in Excess of Earnings)
Balance as of December 31, 2024	118,046,674	$1,181	$5,209,653	$171,212	$5,382,046	$226,823	$5,608,869
Net income				39,008	39,008	4,673	43,681
Issuance of share-based compensation awards			1,476		1,476		1,476
Non-cash amortization of share-based compensation			5,176		5,176		5,176
Net settlement of restricted stock units for shares of common stock	222,085	2	(6,011)		(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,234)	(7,234)
Adjustment for noncontrolling interest in the Operating Partnership			121		121	(121)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(65,353)	(65,353)	(621)	(65,974)
Balance as of March 31, 2025	118,268,759	$1,183	$5,210,415	$144,867	$5,356,465	$223,520	$5,579,985

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(14,673)	$43,681
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	92,885	85,735
Depreciation of non-real estate furniture, fixtures, and equipment	1,459	1,384
Revenues deemed uncollectible	358	621
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(3,218)	(3,688)
Straight-line rents, net	(701)	4,613
Non-cash amortization of net below-market rents	(641)	(846)
Non-cash amortization of deferred financing costs and debt discounts	1,662	1,219
Non-cash amortization of share-based compensation awards	4,869	3,927
Amortization of right of use ground lease assets	282	273
Gains on sales of depreciable operating properties	(23,525)	—
Impairment of real estate assets	61,778	—
Net change in other operating assets	131	(21,886)
Net change in other operating liabilities	30,029	21,888
Net cash provided by operating activities	150,695	136,921
Cash flows from investing activities:
Expenditures for development and redevelopment properties and undeveloped land	(102,647)	(55,347)
Expenditures for operating properties and other capital assets	(29,945)	(21,313)
Net proceeds received from dispositions of real estate assets	141,440	—
Non-refundable deposits received for future dispositions	6,200	—
Net cash provided by (used in) investing activities	15,048	(76,660)
Cash flows from financing activities:
Distributions to noncontrolling interests in consolidated property partnerships	(6,380)	(7,226)
Dividends and distributions paid to common stockholders and common unitholders	(64,534)	(64,366)
Taxes paid upon net share settlement of restricted share units	(6,970)	(6,009)
Principal payments and repayments of secured debt	(1,600)	(1,539)
Repurchase of common stock	(72,671)	—
Financing costs	—	(100)
Net cash used in financing activities	(152,155)	(79,240)
Net increase (decrease) in cash and cash equivalents	13,588	(18,979)
Cash and cash equivalents, beginning of period	179,316	165,690
Cash and cash equivalents, end of period	$192,904	$146,711

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	March 31, 2026	December 31, 2025
ASSETS
Real estate assets:
Land	$1,730,514	$1,641,913
Buildings and improvements	9,011,023	8,505,486
Undeveloped land and construction in progress	1,585,042	2,387,742
Total real estate assets held for investment	12,326,579	12,535,141
Accumulated depreciation and amortization	(2,857,265)	(2,843,811)
Total real estate assets held for investment, net	9,469,314	9,691,330
Real estate and other assets held for sale, net	188,771	115,155
Cash and cash equivalents	192,904	179,316
Marketable securities	31,417	30,807
Current receivables (net of allowances of $331 and $244, respectively)	15,712	12,765
Deferred rent receivables, net	425,420	424,794
Deferred leasing costs and acquisition-related intangible assets, net	271,213	278,232
Right of use ground lease assets, net	127,834	128,116
Prepaid expenses and other assets, net	52,273	54,561
Total assets	$10,774,858	$10,915,076
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$591,398	$592,685
Unsecured debt, net	3,997,993	3,996,774
Accounts payable, accrued expenses, and other liabilities	303,808	288,963
Ground lease liabilities	127,414	127,628
Accrued distributions	63,421	65,009
Deferred revenue and acquisition-related intangible liabilities, net	122,272	125,628
Rents received in advance and tenant security deposits	79,638	75,701
Liabilities related to real estate assets held for sale	—	4,945
Total liabilities	5,285,944	5,277,333
Commitments and contingencies (Note 10)
Capital:
Partner's Capital - Common units, 116,278,807 and 118,372,451 held by the general partner and 1,133,562 held by common limited partners issued and outstanding	5,316,490	5,472,718
Noncontrolling interests in consolidated property partnerships	172,424	165,025
Total capital	5,488,914	5,637,743
Total liabilities and capital	$10,774,858	$10,915,076

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental income	$265,330	$266,244
Other property income	4,723	4,600
Total revenues	270,053	270,844
Expenses:
Property expenses	59,283	58,714
Real estate taxes	28,782	28,365
Ground leases	3,187	3,020
General and administrative expenses	20,699	16,901
Leasing costs	3,010	2,873
Depreciation and amortization	94,344	87,119
Total expenses	209,305	196,992
Other Income (Expenses):
Interest income	954	1,134
Interest expense	(38,511)	(31,148)
Other income (expense)	389	(157)
Gains on sales of depreciable operating properties	23,525	—
Impairment of real estate assets	(61,778)	—
Total other expenses	(75,421)	(30,171)
Net (loss) income	(14,673)	43,681
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,779)	(4,298)
Net (loss) income available to common unitholders	$(19,452)	$39,383
Net (loss) income available to common unitholders per unit – basic	$(0.16)	$0.33
Net (loss) income available to common unitholders per unit – diluted	$(0.16)	$0.33
Weighted average common units outstanding – basic	118,770,079	119,345,162
Weighted average common units outstanding – diluted	118,770,079	119,815,004

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
Balance as of December 31, 2025	119,506,013	$5,472,718	$165,025	$5,637,743
Net (loss) income		(19,452)	4,779	(14,673)
Issuance of share-based compensation awards		4,416		4,416
Non-cash amortization of share-based compensation		5,811		5,811
Repurchase of common units	(2,357,739)	(72,671)		(72,671)
Net settlement of restricted stock units	264,095	(6,970)		(6,970)
Contributions from noncontrolling interests in consolidated property partnerships			9,000	9,000
Distributions to noncontrolling interests in consolidated property partnerships			(6,380)	(6,380)
Distributions declared per common unit ($0.54 per unit)		(67,362)		(67,362)
Balance as of March 31, 2026	117,412,369	$5,316,490	$172,424	$5,488,914

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships	Total Capital
	Number of Common Units	Common Units
Balance as of December 31, 2024	119,197,248	$5,434,518	$174,351	$5,608,869
Net income		39,383	4,298	43,681
Issuance of share-based compensation awards		1,476		1,476
Non-cash amortization of share-based compensation		5,176		5,176
Net settlement of restricted stock units	222,085	(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships			(7,234)	(7,234)
Distributions declared per common unit ($0.54 per unit)		(65,974)		(65,974)
Balance as of March 31, 2025	119,419,333	$5,408,570	$171,415	$5,579,985

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(14,673)	$43,681
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	92,885	85,735
Depreciation of non-real estate furniture, fixtures, and equipment	1,459	1,384
Revenues deemed uncollectible	358	621
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(3,218)	(3,688)
Straight-line rents, net	(701)	4,613
Non-cash amortization of net below-market rents	(641)	(846)
Non-cash amortization of deferred financing costs and debt discounts	1,662	1,219
Non-cash amortization of share-based compensation awards	4,869	3,927
Amortization of right of use ground lease assets	282	273
Gains on sales of depreciable operating properties	(23,525)	—
Impairment of real estate assets	61,778	—
Net change in other operating assets	131	(21,886)
Net change in other operating liabilities	30,029	21,888
Net cash provided by operating activities	150,695	136,921
Cash flows from investing activities:
Expenditures for development and redevelopment properties and undeveloped land	(102,647)	(55,347)
Expenditures for operating properties and other capital assets	(29,945)	(21,313)
Net proceeds received from dispositions of real estate assets	141,440	—
Non-refundable deposits received for future dispositions	6,200	—
Net cash provided by (used in) investing activities	15,048	(76,660)
Cash flows from financing activities:
Distributions to noncontrolling interests in consolidated property partnerships	(6,380)	(7,226)
Distributions paid to common unitholders	(64,534)	(64,366)
Taxes paid upon net share settlement of restricted share units	(6,970)	(6,009)
Principal payments and repayments of secured debt	(1,600)	(1,539)
Repurchase of common units	(72,671)	—
Financing costs	—	(100)
Net cash used in financing activities	(152,155)	(79,240)
Net increase (decrease) in cash and cash equivalents	13,588	(18,979)
Cash and cash equivalents, beginning of period	179,316	165,690
Cash and cash equivalents, end of period	$192,904	$146,711

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Ownership, and Basis of Presentation

Kilroy Realty Corporation (the “Company”) is a self-administered real estate investment trust (“REIT”) active in premier office, life science, and mixed-use property types in the United States. Our approach to modern business environments is designed to drive creativity and productivity for some of the world’s leading technology, media, life science, and professional services companies and we have been consistently recognized for our leadership in sustainability and building operations. We own, manage, develop, and acquire primarily premier office and life science properties in the San Francisco Bay Area, Los Angeles, Seattle, San Diego, and Austin, which are markets we believe have long-term strategic advantages and strong barriers to entry. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “KRC.”

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

Our stabilized portfolio of operating properties was comprised of the following at March 31, 2026:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office and Life Science Properties (2)	123	17,124,393	437	77.6%
______________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes ancillary retail space.

	Number of Properties	Number of Units	2026 Average Occupancy
Stabilized Residential Property	1	608	95.0%

Our stabilized portfolio includes all properties except properties under development and redevelopment or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any. As of March 31, 2026, we classified two of our residential properties in Los Angeles, CA, as held for sale. See Note 2 “Dispositions and Real Estate Held for Sale” for additional information. Redevelopment properties are those for which we expect to spend significant costs to change their use, with the intention of improving economic return. Properties in the tenant improvement phase are ready for tenant modifications after reaching “cold shell condition,” which may require additional base building modifications. Projects in the tenant improvement phase are moved into our stabilized portfolio once the project reaches the earlier of 95% occupancy or one year from the date of the cessation of major base building construction activities. Capitalized development costs are transferred to relevant asset categories on the balance sheet as projects or phases of projects are placed in service.

Our stabilized portfolio also excludes our future development pipeline, which, as of March 31, 2026, was comprised of nine potential future development sites.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, and the following “Consolidated Property Partnerships”:

Consolidated Property Partnership	Property Address	Ownership Interest (1) (2)
100 First Street Member, LLC (“100 First LLC”)	100 1st Street, San Francisco, CA 94105	56%
303 Second Street Member, LLC (“303 Second LLC”)	303 2nd Street, San Francisco, CA 94107	56%
Redwood City Partners, LLC (“Redwood LLC”)	900 Jefferson Avenue, Redwood City, CA 94063	93%
	900 Middlefield Road, Redwood City, CA 94063
1900 Broadway Partners, LLC (“1900 Broadway LLC”) (3)	1900 Broadway, Redwood City, CA 94063	97%
________________________
(1)For 100 First Street LLC, 303 Second LLC, and Redwood LLC, reflects the Company’s ownership percentage at time of agreement. For Redwood LLC, actual percentage may vary depending on cash flows or promote structure. For 1900 Broadway LLC, reflects expected ownership percentage upon completion of construction.
(2)The remaining interests in all four property partnerships were owned by unrelated third parties.
(3)Represents a new consolidated subsidiary created on February 20, 2026. Refer to Note 7 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements” for additional information.

As of March 31, 2026, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership, and the remaining approximate 1.0% common limited partnership interest in the Operating Partnership was owned by non-affiliated investors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”).

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

The accompanying interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature that are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The interim financial statements for the Company and the Operating Partnership should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025.

During the three months ended March 31, 2026, the Company combined certain line items in the Consolidated Statements of Equity. The Company determined that separate disclosure for certain line items was not meaningful to the users of the financial statements. The settlement of restricted stock units for shares of common stock is now presented net of shares withheld and payments made to settle tax obligations. Historical presentation has been revised to conform with the current period presentation. These presentation changes did not affect the total equity balance, net income, or earnings per share in any of the periods reported.

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary, as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At March 31, 2026, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC, and 1900 Broadway LLC. At December 31, 2025, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. The Company and the Operating Partnership were determined to be the primary beneficiaries of these VIEs at March 31, 2026 and December 31, 2025, since we had the ability to control the activities that most significantly

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

impact each of the VIEs’ economic performance. Revenues, income, and net assets generated by 100 First LLC, 303 Second LLC, and 1900 Broadway LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions. The following table summarizes the total assets, liabilities, and noncontrolling interests included on our consolidated balance sheets attributable to these VIEs:

	March 31, 2026	December 31, 2025
	($ in thousands)
Number of VIEs	3	2
Total assets (1)	$444,575	$380,940
Total liabilities	$23,614	$18,304
Total noncontrolling interests	$167,733	$160,299
____________________
(1)Includes $381.1 million and $319.4 million related to real estate assets held for investment, net, as of March 31, 2026 and December 31, 2025, respectively.

Recently Issued Accounting Pronouncements

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

2.    Dispositions and Real Estate Held for Sale

Operating Property Dispositions

The following table summarizes the operating properties sold during the three months ended March 31, 2026:

Property	Month of Disposition	Number of Buildings	Rentable Square Feet	Sales Price (1)	Gain on Sale
				(in millions)
Kilroy Sabre Springs, I-15 Corridor, CA (2)	January	3	427,764	$124.5	$8.2
12348 High Bluff Drive (Del Mar Tech Center), Del Mar, CA	March	1	39,192	21.0	15.3
Total		4	466,956	$145.5	$23.5
___________________________
(1)Represents gross sales price before broker commissions, closing costs, and purchase price credits.
(2)Kilroy Sabre Springs included the following buildings: 13480, 13500, and 13520 Evening Creek Drive North, San Diego, CA.

Real Estate and Other Assets Held for Sale, net

As of March 31, 2026, we classified the 200-unit Columbia Square Living residential property located at 1550 N. El Centro Avenue, Los Angeles, CA and the 193-unit Jardine residential property located at 6390 De Longpre Avenue, Los Angeles, CA as held for sale. During the three months ended March 31, 2026, we recognized an impairment charge of approximately $61.8 million to reduce the carrying amount of these properties to their current fair value, less estimated closing costs. The sale of these properties closed in April for a gross sales price of $202.0 million.

The major classes of real estate and other assets, net, of the properties classified as held for sale as of March 31, 2026 were as follows:

Real estate and other assets held for sale, net	(in thousands)
Real estate assets, net	$247,411
Prepaid expenses and other assets, net	3,138
Real estate and other assets, net	250,549
Less: Impairment of real estate and other assets	(61,778)
Total real estate and other assets held for sale, net	$188,771

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets, net, consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Furniture, fixtures, and other long-lived assets, net (1)	$26,654	$29,179
Prepaid expenses, net	8,193	11,000
Deferred financing costs, net (2)	8,264	9,150
Other assets	9,162	5,232
Total prepaid expenses and other assets, net	$52,273	$54,561
________________________
(1)Includes $32.3 million and $43.4 million of accumulated depreciation for furniture, fixtures, and other long-lived assets as of March 31, 2026 and December 31, 2025, respectively.
(2)Refer to Note 4 “Secured and Unsecured Debt of the Operating Partnership” for a discussion of the deferred financing costs for the unsecured revolving credit facility.

4.    Secured and Unsecured Debt of the Operating Partnership

The Company generally guarantees all of the Operating Partnership’s unsecured debt obligations, including the unsecured revolving credit facility, the unsecured term loan facility, and all of the unsecured senior notes.

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility:

	Unsecured Revolving Credit Facility
	March 31, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	4.88%	5.07%
Annual facility fee (3)	0.25%
Unamortized deferred financing costs (3)	$8,264	$9,150
Maturity date (4)	July 31, 2028
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit, which total approximately $5.2 million as of March 31, 2026 and December 31, 2025. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (together “Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of March 31, 2026 and December 31, 2025. We may be entitled to a temporary 0.01% reduction in the interest rate, provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our annual facility fee is paid on a quarterly basis and is calculated based on total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024. These costs are included in Prepaid expenses and other assets, net on our consolidated balance sheets, and will continue to be amortized through the maturity date.
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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balance and terms of our 2024 Term Loan Facility:

	2024 Term Loan Facility
	March 31, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings (1)	$200,000	$200,000
Interest rate (2)	4.97%	5.02%
Unamortized deferred financing costs (3)	$186	$277
Maturity date (4)	October 3, 2026
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of March 31, 2026 and December 31, 2025.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the 2024 Term Loan Facility in 2024, which will continue to be amortized through the maturity date. Additionally, in connection with extending the maturity date in September 2025, we incurred additional costs that will continue to be amortized through the extended maturity date of the 2024 Term Loan Facility.
(4)The maturity date may be extended by a 12-month period, at the Operating Partnership’s election.

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our financial covenants as of March 31, 2026.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of March 31, 2026:

Year	(in thousands)
Remaining 2026 (1)	$599,717
2027	249,125
2028	400,000
2029	475,000
2030	500,000
2031	350,000
Thereafter	2,050,000
Total aggregate principal value	$4,623,842
Less: unamortized net discounts and deferred financing costs (2)	(34,451)
Total debt, net	$4,589,391
________________________
(1)In April 2026, repaid the outstanding $50.0 million of 4.300% Private Placement Senior Notes Series A due July 2026, at par. Refer to Note 16 “Subsequent Events” for additional information.
(2)Includes $23.8 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt, and $10.6 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility, which are included in Prepaid expenses and other assets, net on our consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest

The following table sets forth our gross interest expense and capitalized interest. Capitalized interest was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Gross interest expense	$52,502	$51,696
Capitalized interest	(13,991)	(20,548)
Interest expense	$38,511	$31,148

5.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market (“ATM”) stock offering program (the “2024 ATM Program”), which commenced in March 2024, we may offer and sell shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to fix a share price on the sale of shares of our common stock at the time an agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at March 31, 2026. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

Share Repurchase Program

Under our current share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. During the three months ended March 31, 2026, we repurchased 2,357,739 shares of common stock at a weighted average price of $30.80 per common share for an aggregate purchase price of $72.7 million. As of March 31, 2026, we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $427.3 million.

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% and 99.1% common general partnership interest in the Operating Partnership as of March 31, 2026 and December 31, 2025, respectively. The remaining approximate 1.0% and 0.9% common limited partnership interest as of March 31, 2026 and December 31, 2025, respectively, was owned by non-affiliated investors in the form of noncontrolling common units. There were 1,133,562 common units outstanding held by these investors as of March 31, 2026 and December 31, 2025.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $32.4 million and $43.2 million as of March 31, 2026 and December 31, 2025, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Property Partnerships

Refer to Note 7 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements” for additional information regarding these Consolidated Property Partnerships.

7.    Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Consolidated Property Partnerships

On February 20, 2026, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary. In connection with this formation, we acquired an approximately 1.1-acre land parcel for the future development project at 1900 Broadway in Redwood City, CA for $36.0 million, of which our joint venture partner contributed $9.0 million. We plan to develop an approximately 251,000-square-foot office project in Redwood City, California. At formation, the Company contributed $34.6 million in cash and has committed to contribute an additional $250.0 million to $270.0 million for an estimated ownership percentage of 97.4% upon completion. The related assets, liabilities, and noncontrolling interest recognized in connection with this transaction are included in the consolidated financial statements as of the date of formation. The noncontrolling equity interest was $9.0 million as of March 31, 2026.

8.    Share-Based Compensation

2026 Share-Based Compensation Grants

In February 2026, the Executive Compensation Committee of the Company’s Board of Directors awarded 653,346 restricted stock units (“RSUs”) to certain officers of the Company under the 2006 Plan, which included 387,503 RSUs (at target) that are subject to time, market, and/or performance-based vesting over a three-year performance period from January 1, 2026 through December 31, 2028, with cliff vesting in the first quarter of 2029, and 265,843 RSUs that are subject to time-based service vesting in three equal annual installments beginning in January 2027 through January 2029. During the three months ended March 31, 2026, the Board of Directors granted 6,448 RSUs to two newly elected Directors that are subject to time-based service vesting in two equal annual installments in February 2027 and February 2028. Each RSU granted is entitled to earn dividend equivalents in the form of RSUs that vest upon vesting of the underlying RSU award.

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $5.8 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively. Of the total share-based compensation costs, $0.9 million and $1.2 million was capitalized as part of real estate assets for the three months ended March 31, 2026 and 2025, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Rental Income and Future Minimum Rent

The table below sets forth the allocation of rental income between fixed and variable lease payments and net collectability considerations:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Fixed lease payments	$219,393	$221,015
Variable lease payments	46,675	46,420
Impact from tenant creditworthiness considerations (1)	(738)	(1,191)
Total rental income	$265,330	$266,244
_____________________
(1)Represents reserve adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2050 and may be subject to scheduled fixed increases and future renewal options. Leases may also provide for reimbursements of certain property-related operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to tenant creditworthiness considerations, as of March 31, 2026, for future periods, is summarized as follows:

Year Ending	(in thousands)
Remaining 2026	$581,936
2027	780,703
2028	756,052
2029	678,137
2030	595,219
2031	487,744
Thereafter	1,603,242
Total (1)	$5,483,033
_____________________
(1)Excludes residential leases and leases with an initial term of one year or less.

10.    Commitments and Contingencies

Development and Construction Commitments

As of March 31, 2026, we had commitments ranging from approximately $480.0 million to $500.0 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, stabilized development, and future development properties.

Environmental Matters

We had the following accrued environmental remediation liabilities in connection with certain of our future development projects:

	March 31, 2026	December 31, 2025
	(in thousands)
Environmental liabilities	$72,241	$70,030

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    Fair Value Measurements and Disclosures

Assets Measured at Fair Value on a Recurring Basis

The only assets we record at fair value on a recurring basis in our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our Deferred Compensation Plan:

	Fair Value (Level 1) (1)
	March 31, 2026	December 31, 2025
Description	(in thousands)
Deferred Compensation Plan assets (2)	$31,417	$30,807
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The Deferred Compensation Plan assets are held in a limited rabbi trust.

Assets Measured at Fair Value on a Non-Recurring Basis

As of March 31, 2026, we classified two residential properties as held for sale (see Note 2 “Dispositions and Real Estate Held For Sale” for additional information) and recognized an impairment charge of approximately $61.8 million during the quarter to reduce the carrying amount of these properties to their estimated fair value, less estimated closing costs. The estimated fair values of these properties are classified as Level 3 as we utilized unobservable inputs, including pending offers from third-parties. There were no significant assets measured at fair value on a non-recurring basis as of December 31, 2025.

Fair Value (Level 3)
March 31, 2026
Description	(in thousands)
Impaired real estate assets held for sale	$202,000

The fair value table above excludes closing costs of approximately $13.2 million as of March 31, 2026.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities	(in thousands)
Secured debt, net	$591,398	$582,204	$592,685	$587,244
Unsecured debt, net	$3,997,993	$3,757,890	$3,996,774	$3,834,485

Fair value is calculated using Level 2 inputs, which are based on model-derived valuations in which significant inputs and value drivers are observable in active markets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income (Loss) Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share amounts)
Numerator:
Net (loss) income available to common stockholders	$(19,267)	$39,008
Allocation to participating securities (1)	53	(212)
Numerator for basic and diluted net (loss) income available to common stockholders	$(19,214)	$38,796
Denominator:
Basic weighted average vested shares outstanding	117,636,517	118,194,588
Effect of dilutive securities	—	469,842
Diluted weighted average vested shares and common stock equivalents outstanding	117,636,517	118,664,430
Basic earnings per share:
Net (loss) income available to common stockholders per share	$(0.16)	$0.33
Diluted earnings per share:
Net (loss) income available to common stockholders per share	$(0.16)	$0.33
________________________
(1)Participating securities include certain vested time-based RSUs and performance-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including RSUs, are considered in our diluted earnings per share calculation for the three months ended March 31, 2026 and 2025. Certain performance-based RSUs are not included in dilutive securities for the three months ended March 31, 2026 and 2025, as not all performance metrics had been met by the end of the applicable reporting periods and/or they were anti-dilutive. Additionally, time-based RSUs are not included in dilutive securities for the three months ended March 31, 2026 as they were anti-dilutive.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income (Loss) Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except unit and per unit amounts)
Numerator:
Net (loss) income available to common unitholders	$(19,452)	$39,383
Allocation to participating securities (1)	53	(212)
Numerator for basic and diluted net (loss) income available to common unitholders	$(19,399)	$39,171
Denominator:
Basic weighted average vested units outstanding	118,770,079	119,345,162
Effect of dilutive securities	—	469,842
Diluted weighted average vested units and common unit equivalents outstanding	118,770,079	119,815,004
Basic earnings per unit:
Net (loss) income available to common unitholders per unit	$(0.16)	$0.33
Diluted earnings per unit:
Net (loss) income available to common unitholders per unit	$(0.16)	$0.33
________________________
(1)Participating securities include certain vested time-based RSUs and performance-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including RSUs, are considered in our diluted earnings per share calculation for the three months ended March 31, 2026 and 2025. Certain performance-based RSUs are not included in dilutive securities for the three months ended March 31, 2026 and 2025, as not all performance metrics had been met by the end of the applicable reporting periods and/or they were anti-dilutive. Additionally, time-based RSUs are not included in dilutive securities for the three months ended March 31, 2026 as they were anti-dilutive.

See Note 8 “Share-Based Compensation” for additional information regarding share-based compensation.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Supplemental Cash Flows Information of the Company and the Operating Partnership

Supplemental cash flows information of the Company is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $13,236 and $19,166, respectively	$30,584	$24,500
Cash paid for amounts included in the measurement of ground lease liabilities	$1,903	$2,325
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$19,863	$23,115
Tenant improvements funded directly by tenants	$1,403	$1,032
Non-refundable deposits held in escrow for future dispositions	$6,000	$—
Contribution of land by noncontrolling interest to consolidated property partnership	$9,000	$—
NON-CASH FINANCING TRANSACTIONS:
Issuance of RSU dividend equivalents	$4,416	$1,476
Accrual of dividends and distributions payable to common stockholders and common unitholders	$63,421	$64,990

Supplemental cash flows information of the Operating Partnership is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $13,236 and $19,166, respectively	$30,584	$24,500
Cash paid for amounts included in the measurement of ground lease liabilities	$1,903	$2,325
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$19,863	$23,115
Tenant improvements funded directly by tenants	$1,403	$1,032
Non-refundable deposits held in escrow for future dispositions	$6,000	$—
Contribution of land by noncontrolling interest to consolidated property partnership	$9,000	$—
NON-CASH FINANCING TRANSACTIONS:
Issuance of RSU dividend equivalents	$4,416	$1,476
Accrual of distributions payable to common unitholders	$63,421	$64,990

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.    Segments

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”). The CODM decides how resources are allocated and assesses performance on a recurring basis, at least quarterly. Our CODM is our Chief Executive Officer (“CEO”), who evaluates the operating performance and financial results of our consolidated portfolio based on Net (Loss) Income through monthly operations meetings.

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

The following table presents Net (Loss) Income:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenues:
Rental income	$265,330	$266,244
Other property income	4,723	4,600
Total revenues	270,053	270,844
Expenses:
Property expenses	59,283	58,714
Real estate taxes	28,782	28,365
Ground leases	3,187	3,020
General and administrative expenses	20,699	16,901
Leasing costs	3,010	2,873
Depreciation and amortization	94,344	87,119
Total expenses	209,305	196,992
Other Income (Expenses):
Interest income	954	1,134
Interest expense	(38,511)	(31,148)
Other income (expense)	389	(157)
Gains on sales of depreciable operating properties	23,525	—
Impairment of real estate assets	(61,778)	—
Total other expenses	(75,421)	(30,171)
Net (loss) income	$(14,673)	$43,681

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    Subsequent Events

On April 20, 2026, the Operating Partnership repaid the outstanding $50.0 million of 4.300% Private Placement Senior Notes Series A due July 2026, at par.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resource of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates”, or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs, and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends, and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results, and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results, or events. Numerous factors could cause actual future performance, results, and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions, including actual and potential tariffs and periods of heightened inflation, and their effect on us and our tenants; adverse economic or real estate conditions generally, and specifically, in the states of California, Texas, and Washington; risks associated with our investment in real estate assets, which are illiquid, and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants’ businesses, including bankruptcy, lack of liquidity or lack of funding, and the impact labor disruptions or strikes, such as episodic strikes in the media industry, may have on our tenants’ businesses; our ability to re-lease property at or above current market rates; reduced demand for office space, including as a result of remote working and flexible working arrangements that allow work from remote locations other than an employer’s office premises; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service, and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; changes in interest rates and the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment, and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices, or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed, and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement, and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations, or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; risks associated with climate change and our sustainability strategies, and our ability to achieve our sustainability goals; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the

Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2025, and their respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the dates on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, manage, develop, and acquire primarily premier office and life science properties in the San Francisco Bay Area, Los Angeles, Seattle, San Diego, and Austin, which are markets we believe have long-term strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets and conduct substantially all of our operations through the Operating Partnership, of which we owned an approximate 99.0% and 99.1% common general partnership interest in as of March 31, 2026 and December 31, 2025, respectively. All of our properties and development and redevelopment projects are 100% owned, excluding four office properties and one future development project owned by the Consolidated Property Partnerships. As of March 31, 2026, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases.

Stabilized Portfolio Information

As of March 31, 2026, our stabilized portfolio was comprised of 123 office and life science properties encompassing an aggregate of approximately 17.1 million rentable square feet. This portfolio includes all properties except properties under development and redevelopment or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any.

As of March 31, 2026, the following assets were excluded from our stabilized portfolio:

	Number of Properties	Number of Units
Properties held for sale (1)	2	393 units
________________________
(1)See Note 2 “Dispositions and Real Estate Held for Sale” to our consolidated financial statements included in this report for additional information.

Our stabilized portfolio also excludes our future development pipeline, which, as of March 31, 2026, was comprised of nine potential development sites.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2025 to March 31, 2026, inclusive of four properties owned by the Consolidated Property Partnerships and excluding our residential portfolio:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2025	121	16,292,164
Completed development properties placed in-service	3	871,738
Dispositions (1)	(1)	(39,192)
Remeasurements (2)	—	(317)
Total as of March 31, 2026	123	17,124,393
________________________
(1)Excludes Kilroy Sabre Springs, which was classified as held for sale as of December 31, 2025 and not included in the stabilized portfolio.
(2)Represents a recalculation of a property's rentable square footage using updated industry measurement standards.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio, excluding our residential portfolio, as of the end of the period presented:

	March 31, 2026			December 31, 2025
Region	Number of Buildings	Rentable Square Feet	Occupancy	Number of Buildings	Rentable Square Feet	Occupancy

San Francisco Bay Area (1)	33	6,436,709	75.2%	30	5,564,971	86.2%
Los Angeles	52	4,242,385	74.8%	52	4,242,386	75.1%
Seattle	10	2,997,307	79.3%	10	2,997,623	80.0%
San Diego	27	2,689,017	84.6%	28	2,728,209	83.7%
Austin	1	758,975	83.2%	1	758,975	82.2%
Total	123	17,124,393	77.6%	121	16,292,164	81.6%
________________________
(1)Kilroy Oyster Point Phase 2 (“KOP 2”) stabilized during the three months ended March 31, 2026. The total project was 5% occupied and 44% leased as of March 31, 2026.

The following table sets forth the average occupancy of certain property groups within our stabilized portfolio for the periods presented:

	Average Occupancy (1)
	Three Months Ended March 31,
	2026	2025
Stabilized Office & Life Science Portfolio (2)	77.4%	81.4%
Same Property Portfolio (3)	82.0%	81.8%
Residential Portfolio (4)	95.0%	95.2%
________________________
(1)Occupancy percentages reported are calculated as the average of the daily ending occupancy percentages for the period presented. Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)    KOP 2 stabilized during the three months ended March 31, 2026. Excluding KOP 2, the average stabilized portfolio occupancy was 81.4% for the three months ended March 31, 2026.
(3)    The same property portfolio includes all properties owned and included in the stabilized portfolio for two comparable reporting periods, i.e., owned and included in the stabilized portfolio as of January 1, 2025 and still owned and included in the stabilized portfolio as of March 31, 2026.
(4)    Our 2026 residential portfolio consists of 608 residential units at our One Paseo mixed-use property in San Diego, California. Our 2025 residential portfolio consists of 200 residential units at our Columbia Square Living property and 193 residential units at our Jardine property in Hollywood California, and 608 residential units at our One Paseo mixed-use property in San Diego, California.

Significant Tenants

Refer to our 2025 Annual Report on Form 10-K for information about our 20 largest tenants. There have been no significant changes to these 20 largest tenants outside of the ordinary course of business during the three months ended March 31, 2026.

Factors That May Influence Future Results of Operations

Leasing

Leasing Activity and Changes in Rental Rates

The amount of rental income generated by our properties depends principally on our ability to maintain current occupancy rates and to lease currently available space, including space at newly developed or redeveloped properties and newly acquired properties. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three months ended March 31, 2026:

Leases Executed (1)

Quarter to Date	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI / LC per Sq. Ft. (2)	TI / LC per Sq. Ft. / Year (2)
	New	Renewal	New	Renewal	Total
2nd Gen Leasing (3)	23	11	245,362	44,476	289,838	53	$50.63	$11.06
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (4)	4	—	208,081	—	208,081	203	$321.52	$19.86
Total	27	11	453,443	44,476	497,919

2nd Gen Leasing Change in Rents	Changes in GAAP Rents (5)	Changes in Cash Rents (6)
Leases Signed On Space Vacant Less Than or Equal to 12 Months	19.2%	5.2%
All Leases Signed	(10.6)%	(16.8)%

Retention Rate Calculations	Quarter to Date
Retention Rate (7)	18.5%
Retention Rate, including subtenants (8)	33.4%
________________________
(1)Includes 100% of the Consolidated Property Partnerships. Excludes leases with a lease term of less than one year (i.e. short-term leases). During the three months ended March 31, 2026, the Company signed 70,154 square feet of short-term leases, comprised of 32,537 square feet of new leasing on vacant space and 37,617 square feet of renewal leasing.
(2)Includes tenant improvements and third-party leasing commissions and excludes tenant-funded tenant improvements and indirect leasing costs.
(3)Represents leases executed at properties in the stabilized portfolio during the period, excluding short-term leases. Excludes leases executed at space that was vacant when the property was acquired and space not previously leased at recently completed development projects that have been added to the stabilized portfolio (“1st Gen”) and space in the stabilized portfolio for which we are incurring significant non-recurring capital expenditures to reposition and is expected to result in additional revenue generated when re-leased (“Major Repositioning”). Tenant improvement and leasing commission capital expenditures for projects classified as Major Repositioning are captured in 2nd Gen Capital Expenditures.
(4)Represents leases executed at projects in our development and redevelopment portfolios, as well as 1st Gen and Major Repositioning leasing.
(5)Calculated as the change between the expiring GAAP rent and the new GAAP rent for the same space. When necessary, lease structures are modified (adjusted for net leases) for comparability. Space that was vacant when the property was acquired is excluded from these calculations.
(6)Calculated as the change between the expiring cash rent and the new cash rent for the same space. When necessary, lease structures are modified (adjusted for net leases) for comparability. Space that was vacant when the property was acquired is excluded from these calculations.
(7)Calculated as the percentage of square footage renewed by existing tenants divided by the square footage of space renewed by existing tenants and lease expirations during the period. Excludes square footage of short-term leases.
(8)Represents the retention rate, inclusive of leases with subtenants where the Company does not expect to experience downtime in occupancy between leases.

Lease Expirations (1)(2)

The following tables set forth certain information regarding our scheduled lease expirations for our stabilized portfolio, excluding our residential properties, by year and by region for the remainder of 2026 and in 2027:

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

Month-to-Month	55	21,169	N/A	N/A	N/A	N/A

Remainder of 2026	52	741,015	5.6%	$36,656	4.8%	$49.47
2027	69	1,076,406	8.2%	40,685	5.3%	37.80
2028	73	1,268,281	9.6%	78,270	10.2%	61.71
2029	67	1,456,335	11.1%	76,254	9.9%	52.36
2030	68	1,726,703	13.1%	104,294	13.6%	60.40
Thereafter	168	6,888,642	52.4%	432,529	56.2%	62.79
Total	497	13,157,382	100.0%	$768,688	100.0%	$58.42

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

2026	San Francisco Bay Area	8	215,972	1.7%	$15,161	2.1%	$70.20
	Los Angeles	31	334,062	2.5%	14,192	1.8%	42.48
	Seattle	9	163,443	1.2%	6,938	0.9%	42.45
	San Diego	4	27,538	0.2%	365	—%	13.25
	Austin	—	—	—%	—	—%	—
	Total	52	741,015	5.6%	$36,656	4.8%	$49.47

2027	San Francisco Bay Area	6	33,449	0.3%	$1,596	0.2%	$47.71
	Los Angeles	46	837,351	6.4%	29,829	3.9%	35.62
	Seattle	11	136,180	1.0%	5,676	0.7%	41.68
	San Diego	6	69,426	0.5%	3,584	0.5%	51.62
	Austin	—	—	—%	—	—%	—
	Total	69	1,076,406	8.2%	$40,685	5.3%	$37.80
________________________
(1)Represents all in-place leases as of March 31, 2026, excluding intercompany leases.
(2)Includes 100% of annualized base rent of the Consolidated Property Partnerships.
(3)Represents annualized monthly contractual base rents from existing tenants in occupancy, including the impact of straight-lined rent escalations and the amortization of free rent periods and excluding the impact of the following: amortization of deferred revenue related to tenant-funded tenant improvements, amortization of above / below-market rents, amortization for lease incentives due under existing leases, and expense reimbursement revenue. Amounts represent percentage of total portfolio annualized contractual base rental revenue.

Adjusting for leases that have been backfilled or released to a subtenant as of March 31, 2026 but not yet commenced, the remaining 2026, 2027, and 2028 expirations would be 727,003, 988,946, and 1,241,431 square feet, respectively.

Our rental rates and occupancy are impacted by general economic conditions, including the pace of regional economic growth and capital availability. Therefore, we cannot guarantee that leases will be renewed or that available space will be re-leased at rental rates equal to or above current rates.

Capital Recycling Program

Our capital recycling program plays a central role in reshaping our portfolio for long-term performance and cash flow durability. By disposing of select non-core or non-strategic assets, often in markets where growth prospects have moderated, as well as undeveloped land in our portfolio, we can redeploy capital into opportunities that can realize higher returns. Refer to “Liquidity and Capital Resources of the Operating Partnership” for further discussion of our capital recycling program.

Development and Redevelopment Programs

Stabilized Development Project

During the three months ended March 31, 2026, we completed and added the following development project to our stabilized portfolio:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco and progressed the property to the tenant improvement phase during the first quarter of 2025. The second phase encompasses 871,738 square feet of office and life science space across three buildings with a total estimated investment of $1.2 billion. We added the property to the stabilized portfolio upon reaching one year since substantial completion. The project is 5% occupied and 44% leased.

Future Development Pipeline

As of March 31, 2026, our future development pipeline included the following projects:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs (2) (in millions)

San Francisco Bay Area
Flower Mart	San Francisco CBD	2,300,000	$713.1
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	254.9
1900 Broadway (3)	Other Peninsula	251,000	67.6
Los Angeles
1633 26th Street (4)	West Los Angeles	190,000	16.1
Seattle
SIX0	Lake Union / Denny Regrade	925,000 and 650 units	201.8
San Diego
Santa Fe Summit (4)	56 Corridor	600,000 - 650,000	117.4
2045 Pacific Highway	Little Italy / Point Loma	275,000	61.1
Kilroy East Village	East Village	1,100 units	68.0
Austin
Stadium Tower	Stadium District / Domain	493,000	75.4
TOTAL:			$1,575.4
________________________
(1)Project scope, including the estimated developable square feet or number of residential units, could change materially from estimates provided due to one or more of the following: significant changes in the economy, market conditions, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes, or project design.
(2)Represents costs incurred, including accrued liabilities in accordance with GAAP.
(3)Owned in a consolidated joint venture. Project is 58% pre-leased and is anticipated to commence construction in 2027, with delivery scheduled for 2030, at which time the Company’s ownership interest is expected to be 97%.
(4)Subject to signed purchase and sale agreements and non-refundable deposits as of the date of this filing. Both development sites are anticipated to close upon receipt of residential entitlements and permits, which is expected to occur beginning in phases in 2026.

Fluctuations in our development activities, including a slowdown in development activities, could cause fluctuations in the average development asset balances qualifying for interest and other carrying costs and internal cost capitalization under GAAP in future periods, resulting in higher interest and other expenses. The following table sets forth our capitalized interest and other capitalized costs for our development and redevelopment properties and capital improvement projects in the stabilized portfolio:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Capitalized Interest
Average Qualifying Costs (1)	$1,255,177	$1,866,242
Capitalized Interest	$13,991	$20,548

Other Capitalized Costs
Capitalized Internal Overhead Costs (2)	$3,977	$4,634
Other Capitalized Development Costs (3)	$3,190	$4,974
________________________
(1)The average qualifying costs for the three months ended March 31, 2026 includes costs incurred for KOP 2 prior to stabilization.
(2)Primarily represents compensation costs capitalized to construction and development and redevelopment projects.
(3)Represents incidental property operating and carry costs capitalized to development and redevelopment projects.

Inflation

The majority of the Company’s leases require tenants to reimburse the Company for the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation. The Company’s exposure to inflationary impacts is sensitive to fluctuations in the occupancy levels at its properties.

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income. We define “Net Operating Income” as revenues less lease termination fees and consolidated operating expenses (property expenses, real estate taxes, and ground leases).

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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Property Portfolio – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2025 and still owned and included in the stabilized portfolio as of March 31, 2026, including our residential property in San Diego, California;

•Re/Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, expenses for certain of our future development projects, and the results generated by the two stabilized redevelopment properties that were added to the stabilized portfolio in the third quarter of 2025 and the one property added to the stabilized portfolio in the first quarter of 2026;

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
◦Two properties, comprised of four buildings, disposed of in the first quarter of 2026; and
◦Two residential properties, totaling 393 residential units, classified as held for sale as of March 31, 2026.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of March 31, 2026:

Group	# of Buildings	Rentable Square Feet
Same Property Portfolio	113	15,613,635
Re/Development Properties (1)	5	972,226
Acquisition Properties	5	538,532
Total Stabilized Portfolio (2)	123	17,124,393
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development projects, and future development projects.
(2)Excludes our residential property, measured in units.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The following table summarizes our Net Operating Income for our total portfolio:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
	($ in thousands)
Reconciliation of Net (Loss) Income Available to Common Stockholders to Net Operating Income, as defined:
Net (Loss) Income Available to Common Stockholders	$(19,267)	$39,008	$(58,275)	(149.4)%
Net (loss) income attributable to noncontrolling common units of the Operating Partnership	(185)	375	(560)	(149.3)%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,779	4,298	481	11.2%
Net (loss) income	$(14,673)	$43,681	$(58,354)	(133.6)%
Lease termination fees	(398)	(506)	108	(21.3)%
General and administrative expenses	20,699	16,901	3,798	22.5%
Leasing costs	3,010	2,873	137	4.8%
Depreciation and amortization	94,344	87,119	7,225	8.3%
Interest income	(954)	(1,134)	180	(15.9)%
Interest expense	38,511	31,148	7,363	23.6%
Other (income) expense	(389)	157	(546)	(347.8)%
Gains on sales of depreciable operating properties	(23,525)	—	(23,525)	(100.0)%
Impairment of real estate assets	61,778	—	61,778	100.0%
Net Operating Income	$178,403	$180,239	$(1,836)	(1.0)%

The following tables summarize our Net Operating Income for our total portfolio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026					2025
	Same Property	Re/ Develop- ment	Acquisi- tion	Disposi- tion & Held for Sale	Total	Same Property	Re/ Develop- ment	Acquisi- tion	Disposi- tion & Held for Sale	Total
	(in thousands)
Operating revenues:
Rental income	$248,043	$629	$9,815	$6,445	$264,932	$243,605	$155	$—	$21,978	$265,738
Other property income	3,974	316	214	219	4,723	3,774	256	—	570	4,600
Total	252,017	945	10,029	6,664	269,655	247,379	411	—	22,548	270,338
Property and related expenses:
Property expenses	52,257	1,640	2,758	2,628	59,283	52,151	392	—	6,171	58,714
Real estate taxes	23,425	2,828	1,260	1,269	28,782	24,396	802	—	3,167	28,365
Ground leases	3,187	—	—	—	3,187	3,020	—	—	—	3,020
Total	78,869	4,468	4,018	3,897	91,252	79,567	1,194	—	9,338	90,099
Net Operating Income (Loss)	$173,148	$(3,523)	$6,011	$2,767	$178,403	$167,812	$(783)	$—	$13,210	$180,239

	Three Months Ended March 31, 2026 as compared to the Three Months Ended March 31, 2025
	Same Property		Re/Development	Acquisition	Disposition & Held for Sale	Total
	Dollar Change	Percent Change	Dollar Change	Dollar Change	Dollar Change	Dollar Change
	($ in thousands)
Operating revenues:
Rental income	$4,438	1.8%	$474	$9,815	$(15,533)	$(806)
Other property income	200	5.3%	60	214	(351)	123
Total	4,638	1.9%	534	10,029	(15,884)	(683)
Property and related expenses:
Property expenses	106	0.2%	1,248	2,758	(3,543)	569
Real estate taxes	(971)	(4.0)%	2,026	1,260	(1,898)	417
Ground leases	167	5.5%	—	—	—	167
Total	(698)	(0.9)%	3,274	4,018	(5,441)	1,153
Net Operating Income Impact	$5,336	3.2%	$(2,740)	$6,011	$(10,443)	$(1,836)

Net Operating Income decreased $1.8 million, or 1.0%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily resulting from:

•A decrease of $10.4 million, attributable to the Disposition and Held for Sale Properties; and

•A decrease of $2.7 million, attributable to the Re/Development Properties, primarily due to one development property added to the stabilized portfolio in the first quarter of 2026, which resulted in the cessation of cost capitalization.

Partially offset by:

•An increase of $6.0 million, attributable to the Acquisition Properties; and

•An increase of $5.3 million, or 3.2%, attributable to the Same Property Portfolio, which was driven by the following activity:

•An increase in total operating revenues of $4.6 million, or 1.9%, primarily due to a(n):

•$3.1 million increase in straight-line rent, primarily due to a $6.0 million increase from newly commenced leases with rent abatements, partially offset by aging leases where cash rent now exceeds GAAP rent on a straight-line basis;

•$1.9 million increase in revenue associated with tenant creditworthiness considerations that resulted in higher non-recurring charges in 2025;

•$0.8 million increase in revenues from recoverable operating expenses;

•$0.7 million increase in transient parking income and residential income; and

•$0.3 million increase in settlement and restoration fee income.

Partially offset by:

•$2.1 million decrease in net base rent, primarily due to the above-mentioned $6.0 million increase in abated rent, mainly in the San Francisco Bay Area and Seattle regions, partially offset by a $3.6 million increase from higher rates and a $0.3 million increase due to increased occupancy; and

•$0.1 million decrease in amortization of deferred income and tenant funded improvements, mainly resulting from tenant move outs.

•A decrease in property and related expenses of $0.7 million, or 0.9%, primarily due to a(n):

•$1.0 million decrease in real estate taxes, primarily due to a net increase in refunds of $1.4 million received in 2026, partially offset by a $0.4 million increase resulting from higher assessed property values.

Partially offset by:

•$0.3 million increase in property expenses and ground rent expense.

Lease Termination Fees

Lease termination fees decreased $0.1 million, or 21.3%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a lease termination fee recognized for one tenant in 2025 in the Seattle region.

General and Administrative Expenses

General and administrative expenses increased $3.8 million, or 22.5%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase in compensation expense of $2.7 million resulting from increased headcount and a reduction in the amount of labor capitalized to development and redevelopment properties and capital improvement projects.

Depreciation and Amortization

Depreciation and amortization increased $7.2 million, or 8.3%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the following:

•An increase of $7.5 million attributable to a full quarter of expense related to the Acquisition Properties;

•An increase of $4.6 million attributable to the Re/Development Properties, primarily due to the one property added to the stabilized portfolio in the first quarter of 2026; and

•An increase of $1.2 million attributable to the Same Property Portfolio, primarily due to revenue recognition commencing for one tenant in the Seattle region in the third quarter of 2025.

Partially offset by:

•A decrease of $6.1 million attributable to the Disposition and Held for Sale Properties.

Interest Income

Interest income decreased $0.2 million, or 15.9%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to lower average interest rates on our interest-bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$52,502	$51,696	$806	1.6%
Capitalized interest	(13,991)	(20,548)	6,557	(31.9)%
Interest expense	$38,511	$31,148	$7,363	23.6%

Average Qualifying Costs	$1,255,177	$1,866,242	$(611,065)	(32.7)%
Weighted Average Interest and Loan Fee Amortization Rate	4.46%	4.40%		0.06%

Gross interest expense, before the effect of capitalized interest, increased $0.8 million, or 1.6%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase in the weighted average interest rate for the three months ended March 31, 2026.

Capitalized interest decreased $6.6 million, or 31.9%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the stabilization of the one development property added to the stabilized portfolio during the three months ended March 31, 2026, at which point we stopped capitalizing interest. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

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

The Company is a well-known seasoned issuer and the Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company and the Operating Partnership of certain securities in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing, and capital needs. When the Company receives proceeds from the sales of its securities, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership.

Liquidity Highlights

As of March 31, 2026, we had approximately $192.9 million in cash and cash equivalents and $1.1 billion available under our unsecured revolving credit facility. We believe that our available liquidity makes us well positioned to navigate any additional future uncertainties.

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

The Company intends to continue to make, but has not committed to making, regular quarterly cash distributions to common stockholders. All such distributions are at the discretion of the Board of Directors. The Company considers market factors and its performance in addition to REIT requirements in determining its distribution levels. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which is consistent with the Company’s intention to maintain its qualification as a REIT. Such investments may include, for example, obligations of the Government National Mortgage Association, other governmental agency securities, certificates of deposit, and interest-bearing bank deposits.

On February 24, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend was payable to stockholders of record on March 31, 2026 and a corresponding cash distribution of $0.54 per Operating Partnership unit was payable to holders of the Operating Partnership’s common limited partnership interests of record on March 31, 2026, including those owned by the Company. The total cash quarterly dividends and distributions paid on April 8, 2026 were $63.4 million.

The covenants contained within certain of our unsecured debt obligations generally prohibit the Company from making distribution payments during an event of default except to the extent that such payments result in distributions sufficient to (i) maintain our qualification as a REIT for federal and state income tax purposes, and (ii) avoid the payment of federal or state income or excise tax.

Capitalization

As of March 31, 2026, our total debt as a percentage of total market capitalization was 58.3%, as shown in the following table:

	Shares / Units	Aggregate Principal Amount or $ Value Equivalent (in thousands)	% of Total Market Capitalization

Debt: (1) (2)
2024 Term Loan Facility due 2026 (3)		$200,000	2.5%
Unsecured Senior Notes Series A & B due 2026 (4)		250,000	3.2%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	3.2%
Unsecured Senior Notes due 2031		350,000	4.4%
Unsecured Senior Notes due 2028 (5)		400,000	5.0%
Unsecured Senior Notes due 2029		400,000	5.0%
Unsecured Senior Notes due 2030		500,000	6.3%
Unsecured Senior Notes due 2032 (5)		425,000	5.4%
Unsecured Senior Notes due 2033 (5)		450,000	5.7%
Unsecured Senior Notes due 2035		400,000	5.0%
Unsecured Senior Notes due 2036		400,000	5.0%
Secured debt		598,842	7.6%
Total debt		$4,623,842	58.3%
Equity and Noncontrolling Interests in the Operating Partnership: (6)
Common limited partnership units outstanding (7)	1,133,562	$31,978	0.4%
Shares of common stock outstanding	116,278,807	3,280,225	41.3%
Total Equity and Noncontrolling Interests in the Operating Partnership		$3,312,203	41.7%
Total Market Capitalization		$7,936,045	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at March 31, 2026: $23.8 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt and $10.6 million of unamortized discounts for the unsecured senior notes.
(2)    As of March 31, 2026, there was no outstanding balance on the unsecured revolving credit facility.
(3)    The maturity date may be extended by a 12-month period, at the Operating Partnership’s election.
(4)    In April 2026, repaid the outstanding $50.0 million of 4.300% Private Placement Senior Notes Series A due July 2026, at par. Refer to Note 16 “Subsequent Events” to our consolidated financial statements included in this report for additional information.
(5)    Green bond.
(6)    Value based on closing price per share of our common stock of $28.21, as of March 31, 2026.
(7)    Includes common units of the Operating Partnership not owned by the Company. Excludes noncontrolling interests in consolidated property partnerships.

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

Liquidity Sources

Unsecured Revolving Credit Facility and Term Loan Facility

The following table summarizes the balance and terms of our unsecured revolving credit facility:

	Unsecured Revolving Credit Facility
	March 31, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,100,000	1,100,000
Total borrowing capacity (1)	$1,100,000	$1,100,000
Interest rate (2)	4.88%	5.07%
Annual facility fee (3)	0.25%
Unamortized deferred financing costs (3)	$8,264	$9,150
Maturity date (4)	July 31, 2028
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit, which total approximately $5.2 million as of March 31, 2026 and December 31, 2025. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $500.0 million under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% (together “Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of March 31, 2026 and December 31, 2025. We may be entitled to a temporary 0.01% reduction in the interest rate, provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.
(3)Our annual facility fee is paid on a quarterly basis and is calculated based on total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility in 2024. These costs are included in Prepaid expenses and other assets, net on our consolidated balance sheets, and will continue to be amortized through the maturity date.
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

The following table summarizes the balance and terms of our 2024 Term Loan Facility:

	2024 Term Loan Facility
	March 31, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings (1)	$200,000	$200,000
Interest rate (2)	4.97%	5.02%
Unamortized deferred financing costs (3)	$186	$277
Maturity date (4)	October 3, 2026
____________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million, under an accordion feature pursuant to the terms of the 2024 Term Loan Facility.
(2)Our 2024 Term Loan Facility interest rate was calculated using Adjusted SOFR plus a margin of 1.200% based on our credit rating as of March 31, 2026 and December 31, 2025.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the 2024 Term Loan Facility in 2024, which will continue to be amortized through the maturity date. Additionally, in connection with extending the maturity date in September 2025, we incurred additional costs that will continue to be amortized through the extended maturity date of the 2024 Term Loan Facility.
(4)The maturity date may be extended by a 12-month period, at the Operating Partnership’s election.

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

In connection with our capital recycling strategy, during the three months ended March 31, 2026, we completed the sale of two operating properties to unaffiliated third parties for gross proceeds totaling approximately $145.5 million. As of March 31, 2026, we had two residential properties, comprised of 393 residential units, classified as held for sale, with a gross sales price of $202.0 million. The sale of these properties closed in April 2026. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including, but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions), and our ability to absorb or defer some or all of the taxable gains on the sales.

Shelf Registration Statement

The Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company and the Operating Partnership of certain securities in unlimited amounts. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company and the Operating Partnership may issue securities in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing, and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it generally contributes the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common partnership units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility and unsecured term loan facility, to develop new or redevelop existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

At-The-Market Stock Offering Program

Under the 2024 ATM Program, which commenced in March 2024, we may offer and sell shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to fix a share price on the sale of shares of our common stock at the time an agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at March 31, 2026. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

Liquidity Uses

Contractual Obligations

Refer to our 2025 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the three months ended March 31, 2026, with the exception of the additional development commitments for 1900 Broadway. As of March 31, 2026, we have committed to contribute $225.0 million to $245.0 million toward this project through 2030, of which, $20.0 million to $30.0 million is expected to be spent in 2026.

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

Development

We believe we may spend between $100.0 million to $150.0 million on development projects throughout the remainder of 2026. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts, or on the timelines currently contemplated, or at all.

Potential Future Acquisitions

As discussed in the section “—Factors That May Influence Future Results of Operations - Capital Recycling Program,” we continue to evaluate strategic opportunities and remain a disciplined buyer of core, value-add, and strategic operating properties and land, dependent on market conditions and business cycles, among other factors. We focus on growth opportunities primarily in markets populated by knowledge and creative-based tenants in a variety of industries, including technology, media, healthcare, life sciences, and professional services. We expect that any material acquisitions will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, the formation of strategic ventures, or through the assumption of existing debt, although there can be no assurance in this regard.

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt was as follows:

	Percentage of Total Debt (1) (2)		Weighted Average Interest Rate (1) (2)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Secured vs. unsecured:
Unsecured	87.0%	87.0%	4.1%	4.1%
Secured	13.0%	13.0%	5.1%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	4.3%	4.3%	5.0%	5.0%
Fixed-rate (3)	95.7%	95.7%	4.2%	4.2%
Stated rate			4.3%	4.3%
Effective rate (3)			4.5%	4.6%
________________________
(1)    As of the end of the period presented.
(2)    As of March 31, 2026 and December 31, 2025, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Includes the impact of an unused facility fee, amortization of deferred financing costs, and amortization of discounts.

Share Repurchase Program

Under our current share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. During the three months ended March 31, 2026, we repurchased 2,357,739 shares of common stock at a weighted average price of $30.80 per common share for an aggregate purchase price of $72.7 million. As of March 31, 2026, we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $427.3 million.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, the unsecured term loan facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macroeconomy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for commercial real estate properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events, and other factors (refer to “Part I, Item IA. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025 for additional information). These events could result in the following:

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

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. The Operating Partnership was in compliance with all of its financial covenants as of March 31, 2026. Our current expectation is that the Operating Partnership will continue to meet the requirements of its financial covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents. Our historical cash flow activity is as follows:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$150,695	$136,921	$13,774	10.1%
Net cash provided by (used in) investing activities	15,048	(76,660)	91,708	(119.6)%
Net cash used in financing activities	(152,155)	(79,240)	(72,915)	92.0%
Net increase (decrease) in cash and cash equivalents	$13,588	$(18,979)	$32,567	(171.6)%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development and redevelopment projects and related financing activities, and other general and administrative costs. See additional information under the caption “—Results of Operations.” Our net cash provided by operating activities increased by $13.8 million, or 10.1%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the timing of outflows related to annual insurance premium payments, as well as an increase in accrued property taxes payable during the three months ended March 31, 2026.

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, recurring and nonrecurring capital expenditures for our operating properties, and include net proceeds received from dispositions of real estate assets. We had net cash provided by investing activities of $15.0 million for the three months ended March 31, 2026 as compared to net cash used in investing activities of $76.7 million for the three months ended March 31, 2025, primarily due to the net proceeds received from the dispositions of our two operating properties during the three months ended March 31, 2026, partially offset by a $34.6 million payment in connection with a newly formed consolidated subsidiary, which includes the acquisition of a 1.1‑acre land parcel for a future development project. We did not dispose of any operating properties during the three months ended March 31, 2025.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. Our net cash used in financing activities increased by $72.9 million, or 92.0%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the common stock repurchases made during the three months ended March 31, 2026 under our current Share Repurchase Program.

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

In our Annual Report on Form 10-K for the year ended December 31, 2025, we identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not made any material changes to our critical accounting policies and estimates during the period covered by this report.

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

The following table presents our FFO:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net (loss) income available to common stockholders	$(19,267)	$39,008
Adjustments:
Net (loss) income attributable to noncontrolling common units of the Operating Partnership	(185)	375
Net income attributable to noncontrolling interests in consolidated property partnerships	4,779	4,298
Depreciation and amortization of real estate assets	92,885	85,735
Gains on sales of depreciable operating properties	(23,525)	—
Impairment of real estate assets	61,778	—
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(7,619)	(7,106)
Funds From Operations (1) (2)	$108,846	$122,310
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders, and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.2 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2026, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of March 31, 2026, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The following table reflects our purchases of common stock under our share repurchase program during each of the three months in the three-month period ended March 31, 2026:

Period	Total Number of Shares of Stock Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	1,754,044	31.35	1,754,044	444,974
March 1, 2026 - March 31, 2026	603,695	29.21	603,695	427,329
Total	2,357,739	$30.80	2,357,739	$427,329

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

(a).None
(b).None
(c).During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended March 31, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2026.

KILROY REALTY CORPORATION

By:	/s/ Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey R. Kuehling
Jeffrey R. Kuehling Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Chandni Jalan
Chandni Jalan Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2026.

KILROY REALTY, L.P.

BY: KILROY REALTY CORPORATION
Its general partner

By:	/s/ Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey R. Kuehling
Jeffrey R. Kuehling Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Chandni Jalan
Chandni Jalan Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)