Form 10-Q
period 2026-06-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2026-07-28
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of July 23, 2026, 116,308,988 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2026 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2026, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership and the remaining approximate 1.0% common limited partnership interest was owned by non-affiliated investors. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control.
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
•Creates efficiencies for the Company and the Operating Partnership and results in savings in time, effort, and expense; and
•Creates efficiencies for investors by reducing duplicative disclosure and providing a single document for their review.

i

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
QUARTERLY REPORT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Real estate assets:
Land	$1,730,514	$1,641,913
Buildings and improvements	9,051,287	8,505,486
Undeveloped land and construction in progress	1,602,626	2,387,742
Total real estate assets held for investment	12,384,427	12,535,141
Accumulated depreciation and amortization	(2,936,240)	(2,843,811)
Total real estate assets held for investment, net	9,448,187	9,691,330
Real estate and other assets held for sale, net	—	115,155
Cash and cash equivalents	253,805	179,316
Marketable securities	34,990	30,807
Current receivables (net of allowances of $327 and $244 as of June 30, 2026 and December 31, 2025 respectively)	12,184	12,765
Deferred rent receivables, net	423,968	424,794
Deferred leasing costs and acquisition-related intangible assets, net	264,033	278,232
Right of use ground lease assets, net	127,548	128,116
Prepaid expenses and other assets, net	67,233	54,561
Total assets	$10,631,948	$10,915,076
LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$590,095	$592,685
Unsecured debt, net	3,947,034	3,996,774
Accounts payable, accrued expenses, and other liabilities	260,644	288,963
Ground lease liabilities	127,198	127,628
Accrued dividends and distributions	63,422	65,009
Deferred revenue and acquisition-related intangible liabilities, net	117,845	125,628
Rents received in advance and tenant security deposits	77,736	75,701
Liabilities related to real estate assets held for sale	—	4,945
Total liabilities	5,183,974	5,277,333
Commitments and contingencies (Note 10)
Equity:
Stockholders’ Equity:
Common stock, $.01 par value, 280,000,000 shares authorized, 116,308,988 and 118,372,451 shares issued and outstanding	1,163	1,184
Additional paid-in capital	5,166,167	5,230,747
Retained earnings	58,881	188,876
Total stockholders’ equity	5,226,211	5,420,807
Noncontrolling Interests:
Common units of the Operating Partnership	50,935	51,911
Consolidated property partnerships	170,828	165,025
Total noncontrolling interests	221,763	216,936
Total equity	5,447,974	5,637,743
Total liabilities and equity	$10,631,948	$10,915,076

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$268,321	$285,071	$533,651	$551,315
Other property income	4,050	4,821	8,773	9,421
Total revenues	272,371	289,892	542,424	560,736
Expenses:
Property expenses	60,134	58,575	119,417	117,289
Real estate taxes	28,302	26,765	57,084	55,130
Ground leases	3,278	3,019	6,465	6,039
General and administrative expenses	18,933	18,475	39,632	35,376
Leasing costs	2,814	2,277	5,824	5,150
Depreciation and amortization	93,560	87,625	187,904	174,744
Total expenses	207,021	196,736	416,326	393,728
Other Income (Expenses):
Interest income	1,247	512	2,201	1,646
Interest expense	(41,634)	(30,844)	(80,145)	(61,992)
Other (expense) income	(248)	190	141	33
Gains on sales of depreciable operating properties	—	16,554	23,525	16,554
Impairment of real estate assets	—	—	(61,778)	—
Total other expenses	(40,635)	(13,588)	(116,056)	(43,759)
Net income	24,715	79,568	10,042	123,249
Net income attributable to noncontrolling common units of the Operating Partnership	(193)	(663)	(8)	(1,038)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,617)	(10,456)	(9,396)	(14,754)
Total net income attributable to noncontrolling interests	(4,810)	(11,119)	(9,404)	(15,792)
Net income available to common stockholders	$19,905	$68,449	$638	$107,457
Net income available to common stockholders per share – basic	$0.17	$0.58	$0.01	$0.91
Net income available to common stockholders per share – diluted	$0.17	$0.57	$0.01	$0.90
Weighted average shares of common stock outstanding – basic	116,292,405	118,285,328	116,960,748	118,240,208
Weighted average shares of common stock outstanding – diluted	117,062,596	118,683,337	117,699,104	118,673,935

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
Balance as of December 31, 2025	118,372,451	$1,184	$5,230,747	$188,876	$5,420,807	$216,936	$5,637,743
Net (loss) income				(19,267)	(19,267)	4,594	(14,673)
Issuance of share-based compensation awards			4,416		4,416		4,416
Non-cash amortization of share-based compensation			5,811		5,811		5,811
Repurchase of common stock	(2,357,739)	(24)	(72,647)		(72,671)		(72,671)
Net settlement of restricted stock units for shares of common stock	264,095	3	(6,973)		(6,970)		(6,970)
Contributions from noncontrolling interests in consolidated property partnerships					—	9,000	9,000
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,380)	(6,380)
Adjustment for noncontrolling interest in the Operating Partnership			(214)		(214)	214	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(66,750)	(66,750)	(612)	(67,362)
Balance as of March 31, 2026	116,278,807	1,163	5,161,140	102,859	5,265,162	223,752	5,488,914
Net income				19,905	19,905	4,810	24,715
Issuance of share-based compensation awards			1,077		1,077		1,077
Non-cash amortization of share-based compensation			3,976		3,976		3,976
Net settlement of restricted stock units for shares of common stock	30,181	—	—		—		—
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,213)	(6,213)
Adjustment for noncontrolling interest in the Operating Partnership			(26)		(26)	26	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(63,883)	(63,883)	(612)	(64,495)
Balance as of June 30, 2026	116,308,988	$1,163	$5,166,167	$58,881	$5,226,211	$221,763	$5,447,974

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
Balance as of December 31, 2024	118,046,674	$1,181	$5,209,653	$171,212	$5,382,046	$226,823	$5,608,869
Net income				39,008	39,008	4,673	43,681
Issuance of share-based compensation awards			1,476		1,476		1,476
Non-cash amortization of share-based compensation			5,176		5,176		5,176
Net settlement of restricted stock units for shares of common stock	222,085	2	(6,011)		(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,234)	(7,234)
Adjustment for noncontrolling interest in the Operating Partnership			121		121	(121)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(65,353)	(65,353)	(621)	(65,974)
Balance as of March 31, 2025	118,268,759	1,183	5,210,415	144,867	5,356,465	223,520	5,579,985
Net income				68,449	68,449	11,119	79,568
Issuance of share-based compensation awards			477		477		477
Non-cash amortization of share-based compensation			5,670		5,670		5,670
Net settlement of restricted stock units for shares of common stock	25,569	—	(197)		(197)		(197)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,074)	(7,074)
Adjustment for noncontrolling interest in the Operating Partnership			(45)		(45)	45	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,364)	(64,364)	(621)	(64,985)
Balance as of June 30, 2025	118,294,328	$1,183	$5,216,320	$148,952	$5,366,455	$226,989	$5,593,444

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$10,042	$123,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	185,016	171,978
Depreciation of non-real estate furniture, fixtures, and equipment	2,888	2,766
Revenues deemed uncollectible	533	820
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(6,533)	(7,458)
Straight-line rents, net	801	7,967
Non-cash amortization of net below-market rents	(1,292)	(1,691)
Non-cash amortization of deferred financing costs and debt discounts	4,299	2,397
Non-cash amortization of share-based compensation awards	7,948	8,509
Amortization of right of use ground lease assets	568	548
Gains on sales of depreciable operating properties	(23,525)	(16,554)
Impairment of real estate assets	61,778	—
Net change in other operating assets	(8,311)	(15,347)
Net change in other operating liabilities	(5,310)	3,483
Net cash provided by operating activities	228,902	280,667
Cash flows from investing activities:
Expenditures for development and redevelopment properties and undeveloped land	(126,924)	(81,743)
Expenditures for operating properties and other capital assets	(68,391)	(46,621)
Net proceeds received from dispositions of real estate assets	330,341	28,021
Investment in unconsolidated investment fund	(1,004)	—
Net cash provided by (used in) investing activities	134,022	(100,343)
Cash flows from financing activities:
Distributions to noncontrolling interests in consolidated property partnerships	(12,608)	(14,324)
Dividends and distributions paid to common stockholders and common unitholders	(127,936)	(128,855)
Taxes paid upon net share settlement of restricted share units	(6,970)	(6,206)
Principal payments and repayments of secured debt	(3,216)	(3,093)
Financing costs	(15,034)	(407)
Repurchase of common stock	(72,671)	—
Repayments of unsecured debt	(50,000)	—
Borrowings on unsecured revolving credit facility	40,000	—
Repayments on unsecured revolving credit facility	(40,000)	—
Net cash used in financing activities	(288,435)	(152,885)
Net increase in cash and cash equivalents	74,489	27,439
Cash and cash equivalents, beginning of period	179,316	165,690
Cash and cash equivalents, end of period	$253,805	$193,129

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	June 30, 2026	December 31, 2025
ASSETS
Real estate assets:
Land	$1,730,514	$1,641,913
Buildings and improvements	9,051,287	8,505,486
Undeveloped land and construction in progress	1,602,626	2,387,742
Total real estate assets held for investment	12,384,427	12,535,141
Accumulated depreciation and amortization	(2,936,240)	(2,843,811)
Total real estate assets held for investment, net	9,448,187	9,691,330
Real estate and other assets held for sale, net	—	115,155
Cash and cash equivalents	253,805	179,316
Marketable securities	34,990	30,807
Current receivables (net of allowances of $327 and $244 as of June 30, 2026 and December 31, 2025 respectively)	12,184	12,765
Deferred rent receivables, net	423,968	424,794
Deferred leasing costs and acquisition-related intangible assets, net	264,033	278,232
Right of use ground lease assets, net	127,548	128,116
Prepaid expenses and other assets, net	67,233	54,561
Total assets	$10,631,948	$10,915,076
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$590,095	$592,685
Unsecured debt, net	3,947,034	3,996,774
Accounts payable, accrued expenses, and other liabilities	260,644	288,963
Ground lease liabilities	127,198	127,628
Accrued distributions	63,422	65,009
Deferred revenue and acquisition-related intangible liabilities, net	117,845	125,628
Rents received in advance and tenant security deposits	77,736	75,701
Liabilities related to real estate assets held for sale	—	4,945
Total liabilities	5,183,974	5,277,333
Commitments and contingencies (Note 10)
Capital:
Partner's Capital - Common units, 116,308,988 and 118,372,451 held by the general partner and 1,133,562 held by common limited partners issued and outstanding	5,277,146	5,472,718
Noncontrolling interests in consolidated property partnerships	170,828	165,025
Total capital	5,447,974	5,637,743
Total liabilities and capital	$10,631,948	$10,915,076

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental income	$268,321	$285,071	$533,651	$551,315
Other property income	4,050	4,821	8,773	9,421
Total revenues	272,371	289,892	542,424	560,736
Expenses:
Property expenses	60,134	58,575	119,417	117,289
Real estate taxes	28,302	26,765	57,084	55,130
Ground leases	3,278	3,019	6,465	6,039
General and administrative expenses	18,933	18,475	39,632	35,376
Leasing costs	2,814	2,277	5,824	5,150
Depreciation and amortization	93,560	87,625	187,904	174,744
Total expenses	207,021	196,736	416,326	393,728
Other Income (Expenses):
Interest income	1,247	512	2,201	1,646
Interest expense	(41,634)	(30,844)	(80,145)	(61,992)
Other (expense) income	(248)	190	141	33
Gains on sales of depreciable operating properties	—	16,554	23,525	16,554
Impairment of real estate assets	—	—	(61,778)	—
Total other expenses	(40,635)	(13,588)	(116,056)	(43,759)
Net income	24,715	79,568	10,042	123,249
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,617)	(10,456)	(9,396)	(14,754)
Net income available to common unitholders	$20,098	$69,112	$646	$108,495
Net income available to common unitholders per unit – basic	$0.17	$0.58	$0.01	$0.91
Net income available to common unitholders per unit – diluted	$0.17	$0.57	$0.01	$0.90
Weighted average common units outstanding – basic	117,425,967	119,435,902	118,094,310	119,390,782
Weighted average common units outstanding – diluted	118,196,158	119,833,911	118,832,666	119,824,509

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
Balance as of December 31, 2025	119,506,013	$5,472,718	$165,025	$5,637,743
Net (loss) income		(19,452)	4,779	(14,673)
Issuance of share-based compensation awards		4,416		4,416
Non-cash amortization of share-based compensation		5,811		5,811
Repurchase of common units	(2,357,739)	(72,671)		(72,671)
Net settlement of restricted stock units	264,095	(6,970)		(6,970)
Contributions from noncontrolling interests in consolidated property partnerships			9,000	9,000
Distributions to noncontrolling interests in consolidated property partnerships			(6,380)	(6,380)
Distributions declared per common unit ($0.54 per unit)		(67,362)		(67,362)
Balance as of March 31, 2026	117,412,369	5,316,490	172,424	5,488,914
Net income		20,098	4,617	24,715
Issuance of share-based compensation awards		1,077		1,077
Non-cash amortization of share-based compensation		3,976		3,976
Net settlement of restricted stock units	30,181	—		—
Distributions to noncontrolling interests in consolidated property partnerships			(6,213)	(6,213)
Distributions declared per common unit ($0.54 per unit)		(64,495)		(64,495)
Balance as of June 30, 2026	117,442,550	$5,277,146	$170,828	$5,447,974

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships	Total Capital
	Number of Common Units	Common Units
Balance as of December 31, 2024	119,197,248	$5,434,518	$174,351	$5,608,869
Net income		39,383	4,298	43,681
Issuance of share-based compensation awards		1,476		1,476
Non-cash amortization of share-based compensation		5,176		5,176
Net settlement of restricted stock units	222,085	(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships			(7,234)	(7,234)
Distributions declared per common unit ($0.54 per unit)		(65,974)		(65,974)
Balance as of March 31, 2025	119,419,333	5,408,570	171,415	5,579,985
Net income		69,112	10,456	79,568
Issuance of share-based compensation awards		477		477
Non-cash amortization of share-based compensation		5,670		5,670
Net settlement of restricted stock units	25,569	(197)		(197)
Distributions to noncontrolling interests in consolidated property partnerships			(7,074)	(7,074)
Distributions declared per common unit ($0.54 per unit)		(64,985)		(64,985)
Balance as of June 30, 2025	119,444,902	$5,418,647	$174,797	$5,593,444

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$10,042	$123,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	185,016	171,978
Depreciation of non-real estate furniture, fixtures, and equipment	2,888	2,766
Revenues deemed uncollectible	533	820
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(6,533)	(7,458)
Straight-line rents, net	801	7,967
Non-cash amortization of net below-market rents	(1,292)	(1,691)
Non-cash amortization of deferred financing costs and debt discounts	4,299	2,397
Non-cash amortization of share-based compensation awards	7,948	8,509
Amortization of right of use ground lease assets	568	548
Gains on sales of depreciable operating properties	(23,525)	(16,554)
Impairment of real estate assets	61,778	—
Net change in other operating assets	(8,311)	(15,347)
Net change in other operating liabilities	(5,310)	3,483
Net cash provided by operating activities	228,902	280,667
Cash flows from investing activities:
Expenditures for development and redevelopment properties and undeveloped land	(126,924)	(81,743)
Expenditures for operating properties and other capital assets	(68,391)	(46,621)
Net proceeds received from dispositions of real estate assets	330,341	28,021
Investment in unconsolidated investment fund	(1,004)	—
Net cash provided by (used in) investing activities	134,022	(100,343)
Cash flows from financing activities:
Distributions to noncontrolling interests in consolidated property partnerships	(12,608)	(14,324)
Distributions paid to common unitholders	(127,936)	(128,855)
Taxes paid upon net share settlement of restricted share units	(6,970)	(6,206)
Principal payments and repayments of secured debt	(3,216)	(3,093)
Financing costs	(15,034)	(407)
Repurchase of common units	(72,671)	—
Repayments of unsecured debt	(50,000)	—
Borrowings on unsecured revolving credit facility	40,000	—
Repayments on unsecured revolving credit facility	(40,000)	—
Net cash used in financing activities	(288,435)	(152,885)
Net increase in cash and cash equivalents	74,489	27,439
Cash and cash equivalents, beginning of period	179,316	165,690
Cash and cash equivalents, end of period	$253,805	$193,129

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

Our stabilized portfolio of operating properties was comprised of the following at June 30, 2026:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office and Life Science Properties (2)	123	17,128,056	445	77.0%
______________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes ancillary retail space.

	Number of Properties	Number of Units	2026 Average Occupancy
Stabilized Residential Property	1	608	95.3%

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

Our stabilized portfolio also excludes our future development pipeline, which, as of June 30, 2026, was comprised of nine potential future development sites.

The consolidated financial statements of the Company include the consolidated financial position and results of operations of the Company, the Operating Partnership, and the following “Consolidated Property Partnerships”:

Consolidated Property Partnership	Property Address	Ownership Interest (1) (2)
100 First Street Member, LLC (“100 First LLC”)	100 1st Street, San Francisco, CA 94105	56%
303 Second Street Member, LLC (“303 Second LLC”)	303 2nd Street, San Francisco, CA 94107	56%
Redwood City Partners, LLC (“Redwood LLC”)	900 Jefferson Avenue, Redwood City, CA 94063	93%
	900 Middlefield Road, Redwood City, CA 94063
1900 Broadway Partners, LLC (“1900 Broadway LLC”)	1900 Broadway, Redwood City, CA 94063	97%
________________________
(1)For 100 First LLC, 303 Second LLC, and Redwood LLC, reflects the Company’s ownership percentage at time of agreement. For Redwood LLC, actual percentage may vary depending on cash flows or promote structure. For 1900 Broadway LLC, reflects expected ownership percentage upon completion of construction.
(2)The remaining interests in all four property partnerships were owned by unrelated third parties.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2026, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership, and the remaining approximate 1.0% common limited partnership interest in the Operating Partnership was owned by non-affiliated investors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”).

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

Beginning in 2026, the Company combined certain line items in the Consolidated Statements of Equity. The Company determined that separate disclosure for certain line items was not meaningful to the users of the financial statements. The settlement of restricted stock units for shares of common stock is now presented net of shares withheld and payments made to settle tax obligations. Historical presentation has been revised to conform with the current period presentation. These presentation changes did not affect the total equity balance, net income, or earnings per share in any of the periods reported.

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary, as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At June 30, 2026, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC, and 1900 Broadway LLC. At December 31, 2025, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. The Company and the Operating Partnership were determined to be the primary beneficiaries of these VIEs at June 30, 2026 and December 31, 2025, since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. Revenues, income, and net assets generated by 100 First LLC, 303 Second LLC, and 1900 Broadway LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions. The following table summarizes the total assets, liabilities, and noncontrolling interests included on our consolidated balance sheets attributable to these VIEs:

	June 30, 2026	December 31, 2025
	($ in thousands)
Number of VIEs	3	2
Total assets (1)	$441,918	$380,940
Total liabilities	$20,485	$18,304
Total noncontrolling interests	$166,294	$160,299
____________________
(1)Includes $379.2 million and $319.4 million related to real estate assets held for investment, net, as of June 30, 2026 and December 31, 2025, respectively.

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

In May 2026, the FASB issued ASU 2026-02,“Environmental Credits and Environmental Credit Obligations (Topic 818).” The ASU establishes accounting and disclosure requirements for environmental credits and environmental credit obligations, including guidance on recognition, measurement, presentation, and disclosure. The amendments are effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements and related disclosures.

2.    Dispositions

Operating Property Dispositions

The following table summarizes the operating properties sold during the six months ended June 30, 2026:

	Month of Disposition	Number of Buildings	Rentable Square Feet / Units	Sales Price (1)	Gain on Sale / (Impairment)
				(in millions)
Office
Kilroy Sabre Springs, I-15 Corridor, CA (2)	January	3	427,764	$124.5	$8.2
12348 High Bluff Drive (Del Mar Tech Center), Del Mar, CA	March	1	39,192	21.0	15.3
Total Office		4	466,956	$145.5	$23.5

Residential
Hollywood Residential Properties (3)	April		393 units	$202.0	$(61.8)
Total Residential			393 units	$202.0	$(61.8)

Total Dispositions				$347.5	$(38.3)
___________________________
(1)Represents gross sales price before broker commissions, closing costs, and purchase price credits.
(2)Kilroy Sabre Springs includes the following buildings: 13480, 13500, and 13520 Evening Creek Drive North, San Diego, CA.
(3)The Hollywood Residential Properties include the 200-unit Columbia Square Living property located at 1550 N. El Centro Avenue, Los Angeles, CA and the 193-unit Jardine property located at 6390 De Longpre Avenue, Los Angeles, CA. In Q1 2026, recognized an impairment charge of approximately $61.8 million to reduce the carrying amount of these properties to their current fair value, less estimated closing costs.

3.    Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets, net, consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Furniture, fixtures, and other long-lived assets, net (1)	$27,820	$29,179
Prepaid expenses, net	16,131	11,000
Deferred financing costs, net (2)	19,080	9,150
Other assets	4,202	5,232
Total prepaid expenses and other assets, net	$67,233	$54,561
________________________
(1)Includes $33.2 million and $43.4 million of accumulated depreciation for furniture, fixtures, and other long-lived assets as of June 30, 2026 and December 31, 2025, respectively.
(2)Refer to Note 4 “Secured and Unsecured Debt of the Operating Partnership” for a discussion of the deferred financing costs for the unsecured revolving credit and term loan facilities.

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

Unsecured Debt

Repayment of $50.0 million Unsecured Senior Notes Due 2026

In April 2026, the Company repaid the outstanding $50.0 million of 4.300% Private Placement Senior Notes Series A due July 2026, at par.

Unsecured Revolving Credit and Term Loan Facilities

In June 2026, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement expanded the borrowing capacity to $1.25 billion and extended the maturity date to July 31, 2030.

The following table summarizes the balance and terms of our unsecured revolving credit facility:

	Unsecured Revolving Credit Facility
	June 30, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,250,000	1,100,000
Total borrowing capacity (1)	$1,250,000	$1,100,000
Interest rate (2)	4.68%	5.07%
Annual facility fee (3)	0.25%
Unamortized deferred financing costs (3)	$18,522	$9,150
Maturity date (4)	July 31, 2030	July 31, 2028
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit, which total approximately $5.2 million as of June 30, 2026 and December 31, 2025. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $450.0 million and $500.0 million as of June 30, 2026 and December 31, 2025, respectively, under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) and a margin of 1.000% based on our credit rating as of June 30, 2026, and using SOFR plus a SOFR adjustment of 0.10% (together “Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of December 31, 2025.
(3)Our annual facility fee is paid on a quarterly basis and is calculated based on total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility, which are included in Prepaid expenses and other assets, net, on our consolidated balance sheets, and will continue to be amortized through the amended maturity date.
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

In connection with amending and restating the revolving credit facility, the Operating Partnership amended and restated the unsecured term loan facility, expanding the borrowing capacity to $250.0 million, and extending the maturity date to July 31, 2031. Of the $250.0 million, $50.0 million represents additional delayed draw term loan commitments available to be drawn through June 11, 2027.

The following table summarizes the balance and terms of our Term Loan Facility:

	Term Loan Facility
	June 30, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings	$200,000	$200,000
Remaining borrowing capacity	50,000	—
Total borrowing capacity (1)	$250,000	$200,000
Interest rate (2)	4.79%	5.02%
Unamortized deferred financing costs (3)	$2,832	$277
Maturity date (4)	July 31, 2031	October 3, 2026

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

____________________
(1)As of June 30, 2026, we could elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $150.0 million under an accordion feature pursuant to the terms of the Term Loan Facility. As of December 31, 2025, we could elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million under an accordion feature pursuant to the terms of the previous Term Loan Facility.
(2)Our Term Loan Facility interest rate was calculated using SOFR and a margin of 1.150% based on our credit rating as of June 30, 2026, and using Adjusted SOFR and a margin of 1.200% based on our credit rating as of December 31, 2025.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the Term Loan Facility in June 2026, which will continue to be amortized through the maturity date of the Term Loan Facility. Approximately $0.6 million of these costs related to the delayed draw term loan commitments available are included in Prepaid expenses and other assets, net on our consolidated balance sheets, and will continue to be amortized through the amended maturity date.
(4)There are no extension options available under the terms of the amended and restated Term Loan Facility. As of December 31, 2025, one 12-month extension option was available.

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our financial covenants as of June 30, 2026.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of June 30, 2026:

Year	(in thousands)
Remaining 2026 (1)	$348,102
2027	249,125
2028	400,000
2029	475,000
2030	500,000
2031	550,000
Thereafter	2,050,000
Total aggregate principal value	$4,572,227
Less: unamortized net discounts and deferred financing costs (2)	(35,098)
Total debt, net	$4,537,129
________________________
(1)In July 2026, repaid the outstanding $200.0 million of 4.350% Private Placement Senior Notes Series B due October 2026, at par. Refer to Note 16 “Subsequent Events” for additional information.
(2)Includes $24.8 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt, and $10.3 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility and a portion of unamortized deferred financing costs related to the delayed term loan commitment, which are included in Prepaid expenses and other assets, net, on our consolidated balance sheets.

Capitalized Interest

The following table sets forth our gross interest expense and capitalized interest. Capitalized interest was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Gross interest expense	$53,266	$52,177	$105,768	$103,873
Capitalized interest	(11,632)	(21,333)	(25,623)	(41,881)
Interest expense	$41,634	$30,844	$80,145	$61,992

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market (“ATM”) stock offering program (the “2024 ATM Program”), which commenced in March 2024, we may offer and sell shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to fix a share price on the sale of shares of our common stock at the time an agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at June 30, 2026. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

Share Repurchase Program

Under our current share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. We did not repurchase any shares of common stock during the three months ended June 30, 2026. During the six months ended June 30, 2026, we repurchased 2,357,739 shares of common stock at a weighted average price of $30.80 per common share for an aggregate purchase price of $72.7 million. The remaining repurchase capacity as of June 30, 2026 was $427.3 million.

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% and 99.1% common general partnership interest in the Operating Partnership as of June 30, 2026 and December 31, 2025, respectively. The remaining approximate 1.0% and 0.9% common limited partnership interest as of June 30, 2026 and December 31, 2025, respectively, was owned by non-affiliated investors in the form of noncontrolling common units. There were 1,133,562 common units outstanding held by these investors as of June 30, 2026 and December 31, 2025.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $42.3 million and $43.2 million as of June 30, 2026 and December 31, 2025, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.    Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Consolidated Property Partnerships

On February 20, 2026, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary. In connection with this formation, we acquired an approximately 1.1-acre land parcel for the future development project at 1900 Broadway in Redwood City, CA for $36.0 million, of which our joint venture partner contributed $9.0 million. We expect an estimated ownership percentage of 97.4% upon completion of development activities. The related assets, liabilities, and noncontrolling interest recognized in connection with this transaction are included in the consolidated financial statements as of the date of formation. The noncontrolling equity interest was $9.0 million as of June 30, 2026.

8.    Share-Based Compensation

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $4.0 million and $5.7 million for the three months ended June 30, 2026 and 2025, respectively, and $9.8 million and $10.8 million for the six months ended June 30, 2026 and 2025, respectively. Of the total share-based compensation costs, $0.9 million and $1.1 million were capitalized as part of real estate assets for the three months ended June 30, 2026 and 2025, respectively, and $1.8 million and $2.3 million were capitalized as part of real estate assets for the six months ended June 30, 2026 and 2025, respectively.

9.    Rental Income and Future Minimum Rent

The table below sets forth the allocation of rental income between fixed and variable lease payments and net collectability considerations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Fixed lease payments	$221,429	$236,910	$440,823	$457,925
Variable lease payments	47,142	48,086	93,816	94,507
Impact from tenant creditworthiness considerations (1)	(250)	75	(988)	(1,117)
Total rental income	$268,321	$285,071	$533,651	$551,315
_____________________
(1)Represents reserve adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2050 and may be subject to scheduled fixed increases and future renewal options. Leases may also provide for reimbursements of certain property-related operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to tenant creditworthiness considerations, as of June 30, 2026, for future periods, is summarized as follows:

Year Ending	(in thousands)
Remaining 2026	$390,922
2027	792,853
2028	768,948
2029	690,005
2030	612,807
2031	502,071
Thereafter	1,644,007
Total (1)	$5,401,613
_____________________
(1)Excludes residential leases and leases with an initial term of less than one year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Commitments and Contingencies

Development and Construction Commitments

As of June 30, 2026, we had commitments ranging from approximately $500.0 million to $520.0 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, stabilized development, and future development properties.

Environmental Matters

We had the following accrued environmental remediation liabilities in connection with certain of our future development projects:

	June 30, 2026	December 31, 2025
	(in thousands)
Environmental liabilities	$72,234	$70,030

Legal Matters

We and our properties are subject to routine litigation incidental to our business. As of June 30, 2026, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

11.    Fair Value Measurements and Disclosures

Assets Measured at Fair Value on a Recurring Basis

The only assets we record at fair value on a recurring basis in our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our Deferred Compensation Plan:

	Fair Value (Level 1) (1)
	June 30, 2026	December 31, 2025
Description	(in thousands)
Deferred Compensation Plan assets (2)	$34,990	$30,807
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The following table sets forth the carrying value and the fair value of our other financial instruments:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities	(in thousands)
Secured debt, net	$590,095	$580,534	$592,685	$587,244
Unsecured debt, net	$3,947,034	$3,743,098	$3,996,774	$3,834,485

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$19,905	$68,449	$638	$107,457
Allocation to participating securities (1)	(90)	(228)	(28)	(440)
Numerator for basic and diluted net income available to common stockholders	$19,815	$68,221	$610	$107,017
Denominator:
Basic weighted average vested shares outstanding	116,292,405	118,285,328	116,960,748	118,240,208
Effect of dilutive securities	770,191	398,009	738,356	433,727
Diluted weighted average vested shares and common stock equivalents outstanding	117,062,596	118,683,337	117,699,104	118,673,935
Basic earnings per share:
Net income available to common stockholders per share	$0.17	$0.58	$0.01	$0.91
Diluted earnings per share:
Net income available to common stockholders per share	$0.17	$0.57	$0.01	$0.90
________________________
(1)Participating securities include certain vested time-based RSUs and performance-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including RSUs, is considered in our diluted earnings per share calculation for the three and six months ended June 30, 2026 and 2025. Certain RSUs are not included in dilutive securities for the three and six months ended June 30, 2026 and 2025 as they were antidilutive.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$20,098	$69,112	$646	$108,495
Allocation to participating securities (1)	(90)	(228)	(28)	(440)
Numerator for basic and diluted net income available to common unitholders	$20,008	$68,884	$618	$108,055
Denominator:
Basic weighted average vested units outstanding	117,425,967	119,435,902	118,094,310	119,390,782
Effect of dilutive securities	770,191	398,009	738,356	433,727
Diluted weighted average vested units and common unit equivalents outstanding	118,196,158	119,833,911	118,832,666	119,824,509
Basic earnings per unit:
Net income available to common unitholders per unit	$0.17	$0.58	$0.01	$0.91
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.17	$0.57	$0.01	$0.90
________________________
(1)Participating securities include certain vested time-based RSUs and performance-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including RSUs, is considered in our diluted earnings per share calculation for the three and six months ended June 30, 2026 and 2025. Certain RSUs are not included in dilutive securities for the three and six months ended June 30, 2026 and 2025 as they were antidilutive.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Supplemental Cash Flows Information of the Company and the Operating Partnership

Supplemental cash flows information of the Company is as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $23,932 and $39,053, respectively	$81,217	$58,692
Cash paid for amounts included in the measurement of ground lease liabilities	$3,430	$4,669
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$34,349	$32,027
Tenant improvements funded directly by tenants	$2,395	$1,652
Contribution of land by noncontrolling interest to consolidated property partnership	$9,000	$—
NON-CASH FINANCING TRANSACTIONS:
Issuance of RSU dividend equivalents	$5,493	$1,953
Accrual of dividends and distributions payable to common stockholders and common unitholders	$63,422	$64,985

Supplemental cash flows information of the Operating Partnership is as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $23,932 and $39,053, respectively	$81,217	$58,692
Cash paid for amounts included in the measurement of ground lease liabilities	$3,430	$4,669
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$34,349	$32,027
Tenant improvements funded directly by tenants	$2,395	$1,652
Contribution of land by noncontrolling interest to consolidated property partnership	$9,000	$—
NON-CASH FINANCING TRANSACTIONS:
Issuance of RSU dividend equivalents	$5,493	$1,953
Accrual of distributions payable to common unitholders	$63,422	$64,985

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

Our reportable segment derives its revenues primarily from rental revenue and related property income through the leasing of commercial real estate space to tenants. We recognize revenue from base rent (fixed lease payments), additional rent (variable lease payments, which consist of amounts due from tenants for common area maintenance, real estate taxes, percentage rent, and other recoverable costs), parking, and other lease-related revenue. Significant segment expenses include property expenses, real estate taxes, general and administrative expenses, depreciation and amortization, and interest expense. Management reviews these expenses in assessing operating performance and making resource allocation decisions.

The following table presents Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenues:
Rental income	$268,321	$285,071	$533,651	$551,315
Other property income	4,050	4,821	8,773	9,421
Total revenues	272,371	289,892	542,424	560,736
Expenses:
Property expenses	60,134	58,575	119,417	117,289
Real estate taxes	28,302	26,765	57,084	55,130
Ground leases	3,278	3,019	6,465	6,039
General and administrative expenses	18,933	18,475	39,632	35,376
Leasing costs	2,814	2,277	5,824	5,150
Depreciation and amortization	93,560	87,625	187,904	174,744
Total expenses	207,021	196,736	416,326	393,728
Other Income (Expenses):
Interest income	1,247	512	2,201	1,646
Interest expense	(41,634)	(30,844)	(80,145)	(61,992)
Other (expense) income	(248)	190	141	33
Gains on sales of depreciable operating properties	—	16,554	23,525	16,554
Impairment of real estate assets	—	—	(61,778)	—
Total other expenses	(40,635)	(13,588)	(116,056)	(43,759)
Net income	$24,715	$79,568	$10,042	$123,249

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.    Subsequent Events

On July 20, 2026, the Operating Partnership repaid the outstanding $200.0 million of 4.350% Private Placement Senior Notes Series B due October 2026, at par.

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

Forward-Looking Statements

Statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be forward-looking statements. Forward-looking statements include, among other things, statements or information concerning our plans, objectives, capital resources, portfolio performance, results of operations, projected future occupancy and rental rates, lease expirations, debt maturities, potential investments, strategies such as capital recycling, development and redevelopment activity, projected construction costs, projected construction commencement and completion dates, projected square footage of space that could be constructed on undeveloped land that we own, projected rentable square footage of or number of units in properties under construction or in the development pipeline, anticipated proceeds from capital recycling activity or other dispositions and anticipated dates of those activities or dispositions, projected increases in the value of properties, dispositions, future executive incentive compensation, pending, potential or proposed acquisitions, plans to grow our Net Operating Income and FFO, our ability to re-lease properties at or above current market rates, anticipated market conditions and demographics and other forward-looking financial data, as well as the discussion in “—Factors That May Influence Future Results of Operations,” “—Liquidity and Capital Resources of the Company,” and “—Liquidity and Capital Resources of the Operating Partnership.” Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “projects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates”, or “anticipates” and the negative of these words and phrases and similar expressions that do not relate to historical matters. Forward-looking statements are based on our current expectations, beliefs, and assumptions, and are not guarantees of future performance. Forward-looking statements are inherently subject to uncertainties, risks, changes in circumstances, trends, and factors that are difficult to predict, many of which are outside of our control. Accordingly, actual performance, results, and events may vary materially from those indicated or implied in the forward-looking statements, and you should not rely on the forward-looking statements as predictions of future performance, results, or events. Numerous factors could cause actual future performance, results, and events to differ materially from those indicated in the forward-looking statements, including, among others: global market and general economic conditions, including actual and potential tariffs and periods of heightened inflation, and their effect on us and our tenants; adverse economic or real estate conditions generally, and specifically, in the states of California, Texas, and Washington; risks associated with our investment in real estate assets, which are illiquid, and with trends in the real estate industry; defaults on or non-renewal of leases by tenants; any significant downturn in tenants’ businesses, including bankruptcy, lack of liquidity or lack of funding, and the impact labor disruptions or strikes, such as episodic strikes in the media industry, may have on our tenants’ businesses; our ability to re-lease property at or above current market rates; reduced demand for office space, including as a result of remote working and flexible working arrangements that allow work from remote locations other than an employer’s office premises; costs to comply with government regulations, including environmental remediation; the availability of cash for distribution and debt service, and exposure to risk of default under debt obligations; increases in interest rates and our ability to manage interest rate exposure; changes in interest rates and the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue development, redevelopment, and acquisition opportunities and refinance existing debt; a decline in real estate asset valuations, which may limit our ability to dispose of assets at attractive prices, or obtain or maintain debt financing, and which may result in write-offs or impairment charges; significant competition, which may decrease the occupancy and rental rates of properties; potential losses that may not be covered by insurance; the ability to successfully complete acquisitions and dispositions on announced terms; the ability to successfully operate acquired, developed, and redeveloped properties; the ability to successfully complete development and redevelopment projects on schedule and within budgeted amounts; delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, governmental permits and authorizations for our development and redevelopment properties; increases in anticipated capital expenditures, tenant improvement, and/or leasing costs; defaults on leases for land on which some of our properties are located; adverse changes to, or enactment or implementations of, tax laws or other applicable laws, regulations, or legislation, as well as business and consumer reactions to such changes; risks associated with joint venture investments, including our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers; environmental uncertainties and risks related to natural disasters; risks associated with climate change and our sustainability strategies, and our ability to achieve our sustainability goals; and our ability to maintain our status as a REIT. The factors included in this report are not exhaustive and additional factors could adversely affect our business and financial performance. For a discussion of additional factors that could materially adversely affect the

Company’s and the Operating Partnership’s business and financial performance, see the discussion below, as well as in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2025, and their respective other filings with the SEC. All forward-looking statements are based on currently available information and speak only as of the dates on which they are made. We assume no obligation to update any forward-looking statement that becomes untrue because of subsequent events, new information, or otherwise, except to the extent we are required to do so in connection with our ongoing requirements under federal securities laws.

Overview and Background

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, manage, develop, and acquire primarily premier office and life science properties in the San Francisco Bay Area, Los Angeles, Seattle, San Diego, and Austin, which are markets we believe have long-term strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets and conduct substantially all of our operations through the Operating Partnership, of which we owned an approximate 99.0% and 99.1% common general partnership interest as of June 30, 2026 and December 31, 2025, respectively. All of our properties and development and redevelopment projects are 100% owned, excluding four office properties and one future development project owned by the Consolidated Property Partnerships. As of June 30, 2026, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases.

Stabilized Portfolio Information

As of June 30, 2026, our stabilized portfolio was comprised of 123 office and life science properties encompassing an aggregate of approximately 17.1 million rentable square feet. This portfolio includes all properties except properties under development and redevelopment or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any. Our stabilized portfolio also excludes our future development pipeline, which, as of June 30, 2026, was comprised of nine potential development sites.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2025 to June 30, 2026, inclusive of four properties owned by the Consolidated Property Partnerships and excluding our residential portfolio:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2025	121	16,292,164
Completed development properties placed in-service	3	871,738
Dispositions (1)	(1)	(39,192)
Remeasurements (2)	—	3,346
Total as of June 30, 2026	123	17,128,056
________________________
(1)Excludes Kilroy Sabre Springs, which was classified as held for sale as of December 31, 2025 and not included in the stabilized portfolio, and the two residential properties disposed of in April 2026, measured in units.
(2)Represents a recalculation of a property's rentable square footage using updated industry measurement standards.

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio, excluding our residential portfolio, as of the end of the period presented:

	June 30, 2026			March 31, 2026			December 31, 2025
Region	Number of Buildings	Rentable Square Feet	Occupancy	Number of Buildings	Rentable Square Feet	Occupancy	Number of Buildings	Rentable Square Feet	Occupancy

San Francisco Bay Area	33	6,436,709	75.3%	33	6,436,709	75.2%	30	5,564,971	86.2%
Los Angeles	52	4,246,048	72.5%	52	4,242,385	74.8%	52	4,242,386	75.1%
Seattle	10	2,997,307	78.9%	10	2,997,307	79.3%	10	2,997,623	80.0%
San Diego	27	2,689,017	84.1%	27	2,689,017	84.6%	28	2,728,209	83.7%
Austin	1	758,975	84.0%	1	758,975	83.2%	1	758,975	82.2%
Total	123	17,128,056	77.0%	123	17,124,393	77.6%	121	16,292,164	81.6%

The following table sets forth the average occupancy of certain property groups within our stabilized portfolio for the periods presented:

	Average Occupancy (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stabilized Office & Life Science Portfolio (2)	77.6%	80.8%	77.5%	81.1%
Same Property Portfolio (3)	82.0%	81.0%	82.0%	81.4%
Residential Portfolio (4)	95.6%	93.8%	95.3%	94.5%
________________________
(1)Occupancy percentages reported are calculated as the average of the daily ending occupancy percentages for the period presented. Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)    Kilroy Oyster Point Phase 2 (“KOP 2”) stabilized during the three and six months ended June 30, 2026. Excluding KOP 2, the average stabilized portfolio occupancy was 81.4% for the three and six months ended June 30, 2026.
(3)    The same property portfolio includes all properties owned and included in the stabilized portfolio for two comparable reporting periods, i.e., owned and included in the stabilized portfolio as of January 1, 2025 and still owned and included in the stabilized portfolio as of June 30, 2026.
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

Significant Tenants

Refer to our 2025 Annual Report on Form 10-K for information about our 20 largest tenants. There have been no significant changes to these 20 largest tenants outside of the ordinary course of business during the six months ended June 30, 2026.

Factors That May Influence Future Results of Operations

Leasing

Leasing Activity and Changes in Rental Rates

The amount of rental income generated by our properties depends principally on our ability to maintain current occupancy rates and to lease currently available space, including space at newly developed or redeveloped properties and newly acquired properties. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three and six months ended June 30, 2026:

Leases Executed (1)

Quarter to Date	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI / LC per Sq. Ft. (2)	TI / LC per Sq. Ft. / Year (2)
	New	Renewal	New	Renewal	Total
2nd Gen Leasing (3)	15	13	119,082	134,530	253,612	66	$67.00	$10.14
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (4)	4	—	81,896	—	81,896	79	$272.73	$39.69
Total	19	13	200,978	134,530	335,508

Year to Date	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI / LC per Sq. Ft. (2)	TI / LC per Sq. Ft. / Year (2)
	New	Renewal	New	Renewal	Total
2nd Gen Leasing (3)	38	24	364,444	179,006	543,450	59	$58.50	$10.70
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (4)	8	—	289,977	—	289,977	168	$307.74	$25.46
Total	46	24	654,421	179,006	833,427

	Quarter to Date		Year to Date
2nd Gen Leasing Change in Rents	Changes in GAAP Rents (5)	Changes in Cash Rents (6)	Changes in GAAP Rents (5)	Changes in Cash Rents (6)
Leases Signed On Space Vacant Less Than or Equal to 12 Months	27.3%	15.6%	22.9%	10.0%
All Leases Signed	21.0%	6.1%	1.7%	(7.6)%

Retention Rate Calculations	Quarter to Date	Year to Date
Retention Rate (7)	27.9%	24.8%
Retention Rate, including subtenants (8)	27.9%	30.0%
________________________
(1)Includes 100% of the Consolidated Property Partnerships. Excludes leases with a lease term of less than one year (i.e. short-term leases). During the three months ended June 30, 2026, the Company signed 40,147 square feet of short-term leases, comprised of 32,128 square feet of new leasing on vacant space and 8,019 square feet of renewal leasing. During the six months ended June 30, 2026, the Company signed 110,289 square feet of short-term leases, comprised of 64,557 square feet of new leasing on vacant space and 45,732 square feet of renewal leasing.
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

Lease Expirations (1)(2)

The following tables set forth certain information regarding our scheduled lease expirations for our stabilized portfolio, excluding our residential properties, by year and by region for the remainder of 2026 and in 2027:

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

Month-to-Month	64	30,009	N/A	N/A	N/A	N/A

Remainder of 2026	32	337,878	2.6%	$15,722	2.1%	$46.53
2027	66	1,024,406	7.9%	38,087	5.0%	37.18
2028	78	1,324,618	10.2%	80,878	10.6%	61.06
2029	70	1,515,606	11.6%	79,803	10.5%	52.65
2030	70	1,738,849	13.3%	104,902	13.8%	60.33
Thereafter	190	7,096,983	54.4%	440,486	58.0%	62.07
Total	506	13,038,340	100.0%	$759,878	100.0%	$58.28

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

2026	San Francisco Bay Area	5	38,806	0.3%	$2,647	0.3%	$68.21
	Los Angeles	17	160,650	1.2%	7,478	1.1%	46.55
	Seattle	7	129,299	1.0%	5,232	0.7%	40.46
	San Diego	3	9,123	0.1%	365	—%	40.01
	Austin	—	—	—%	—	—%	—
	Total	32	337,878	2.6%	$15,722	2.1%	$46.53

2027	San Francisco Bay Area	6	43,676	0.4%	$1,668	0.2%	$38.19
	Los Angeles	46	795,442	6.1%	27,792	3.7%	34.94
	Seattle	10	126,942	1.0%	5,684	0.7%	44.78
	San Diego	4	58,346	0.4%	2,943	0.4%	50.44
	Austin	—	—	—%	—	—%	—
	Total	66	1,024,406	7.9%	$38,087	5.0%	$37.18
________________________
(1)Represents all in-place leases as of June 30, 2026, excluding intercompany leases.
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

Adjusting for leases that have been backfilled or re-leased to a subtenant as of June 30, 2026 but not yet commenced, the remaining 2026, 2027, and 2028 expirations would be 248,421, 1,015,123, and 1,297,768 square feet, respectively.

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

Development and Redevelopment Programs

Stabilized Development Project

During the first quarter of the six months ended June 30, 2026, we completed and added the following development project to the stabilized development portfolio:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco and progressed the property to the tenant improvement phase during the first quarter of 2025. The second phase encompasses 871,738 square feet of office and life science space across three buildings with a total estimated investment of $1.2 billion. We added the property to the stabilized portfolio upon reaching one year since substantial completion. The project is 7% occupied and 49% leased.

Future Development Pipeline

As of June 30, 2026, our future development pipeline included the following projects:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs (2) (in millions)

San Francisco Bay Area
Flower Mart	San Francisco CBD	2,300,000	$722.7
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	258.9
1900 Broadway (3)	Other Peninsula	251,000	70.6
Los Angeles
1633 26th Street (4)	West Los Angeles	190,000	16.5
Seattle
SIXO	Lake Union / Denny Regrade	925,000 and 650 units	201.8
San Diego
Santa Fe Summit (4)	56 Corridor	600,000 - 650,000	117.8
2045 Pacific Highway	Little Italy / Point Loma	275,000	61.1
Kilroy East Village	East Village	1,100 units	68.0
Austin
Stadium Tower	Stadium District / Domain	493,000	75.6
TOTAL:			$1,593.0
________________________
(1)Project scope, including the estimated developable square feet or number of residential units, could change materially from estimates provided due to one or more of the following: significant changes in the economy, market conditions, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes, or project design.
(2)Represents costs incurred, including accrued liabilities, in accordance with GAAP.
(3)Owned in a consolidated joint venture. Project is 58% pre-leased and is anticipated to commence construction in 2027, with delivery scheduled for 2030, at which time the Company’s ownership interest is expected to be 97%.
(4)Subject to signed purchase and sale agreements and non-refundable deposits as of the date of this filing. Both development sites are anticipated to close upon receipt of residential entitlements and permits, which is expected to occur beginning in phases in late 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Capitalized Interest
Average Qualifying Costs (1)	$1,006,599	$1,914,978	$1,130,888	$1,890,610
Capitalized Interest	$11,632	$21,333	$25,623	$41,881

Other Capitalized Costs
Capitalized Internal Overhead Costs (2)	$3,852	$3,807	$7,829	$8,441
Other Capitalized Development Costs (3)	$1,554	$5,505	$4,744	$10,479
________________________
(1)The average qualifying costs for the six months ended June 30, 2026 includes costs incurred for KOP 2 prior to stabilization in Q1 2026.
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

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Property Portfolio – includes the consolidated results of all of the properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2025 and still owned and included in the stabilized portfolio as of June 30, 2026, including our residential property in San Diego, California;

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

•Disposition Properties – includes the results of the following:
◦One property disposed of in the second quarter of 2025;
◦One property, comprised of four buildings, disposed of in the third quarter of 2025;
◦One property disposed of in the fourth quarter of 2025;
◦Two properties, comprised of four buildings, disposed of in the first quarter of 2026; and
◦Two residential properties, totaling 393 residential units, disposed of in the second quarter of 2026.

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of June 30, 2026:

Group	# of Buildings	Rentable Square Feet
Same Property Portfolio	113	15,617,298
Re/Development Properties (1)	5	972,226
Acquisition Properties	5	538,532
Total Stabilized Portfolio (2)	123	17,128,056
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development projects, and future development projects.
(2)Excludes our residential property, measured in units.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The following table summarizes our Net Operating Income for our total portfolio:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$19,905	$68,449	$(48,544)	(70.9)%
Net income attributable to noncontrolling common units of the Operating Partnership	193	663	(470)	(70.9)%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,617	10,456	(5,839)	(55.8)%
Net income	$24,715	$79,568	$(54,853)	(68.9)%
Lease termination fees	(364)	(10,754)	10,390	(96.6)%
General and administrative expenses	18,933	18,475	458	2.5%
Leasing costs	2,814	2,277	537	23.6%
Depreciation and amortization	93,560	87,625	5,935	6.8%
Interest income	(1,247)	(512)	(735)	143.6%
Interest expense	41,634	30,844	10,790	35.0%
Other expense (income)	248	(190)	438	(230.5)%
Gains on sales of depreciable operating properties	—	(16,554)	16,554	100.0%
Net Operating Income	$180,293	$190,779	$(10,486)	(5.5)%

The following tables summarize our Net Operating Income for our total portfolio:

	Three Months Ended June 30,
	2026					2025
	Same Property	Re/ Develop- ment	Acquisi- tion	Disposi- tion	Total	Same Property	Re/ Develop- ment	Acquisi- tion	Disposi- tion	Total
	(in thousands)
Operating revenues:
Rental income	$254,833	$1,370	$10,157	$1,597	$267,957	$251,373	$109	$—	$22,835	$274,317
Other property income	3,625	347	26	52	4,050	4,160	182	—	479	4,821
Total	258,458	1,717	10,183	1,649	272,007	255,533	291	—	23,314	279,138
Property and related expenses:
Property expenses	53,854	2,803	2,768	709	60,134	51,654	338	—	6,583	58,575
Real estate taxes	23,053	3,723	1,261	265	28,302	22,792	725	—	3,248	26,765
Ground leases	3,278	—	—	—	3,278	3,019	—	—	—	3,019
Total	80,185	6,526	4,029	974	91,714	77,465	1,063	—	9,831	88,359
Net Operating Income (Loss)	$178,273	$(4,809)	$6,154	$675	$180,293	$178,068	$(772)	$—	$13,483	$190,779

	Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025
	Same Property		Re/Development	Acquisition	Disposition	Total
	Dollar Change	Percent Change	Dollar Change	Dollar Change	Dollar Change	Dollar Change
	($ in thousands)
Operating revenues:
Rental income	$3,460	1.4%	$1,261	$10,157	$(21,238)	$(6,360)
Other property income	(535)	(12.9)%	165	26	(427)	(771)
Total	2,925	1.1%	1,426	10,183	(21,665)	(7,131)
Property and related expenses:
Property expenses	2,200	4.3%	2,465	2,768	(5,874)	1,559
Real estate taxes	261	1.1%	2,998	1,261	(2,983)	1,537
Ground leases	259	8.6%	—	—	—	259
Total	2,720	3.5%	5,463	4,029	(8,857)	3,355
Net Operating Income Impact	$205	0.1%	$(4,037)	$6,154	$(12,808)	$(10,486)

Net Operating Income decreased $10.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily resulting from:

•A decrease of $12.8 million attributable to the Disposition Properties; and

•A decrease of $4.0 million attributable to the Re/Development Properties, primarily due to one development property with limited occupancy added to the stabilized portfolio in the first quarter of 2026, which resulted in the cessation of cost capitalization.

Partially offset by:

•An increase of $6.2 million attributable to the Acquisition Properties; and

•An increase of $0.2 million attributable to the Same Property Portfolio, which was driven by the following activity:

•An increase in total operating revenues of $2.9 million, primarily due to a(n):

•$3.8 million increase in settlement income;

•$2.6 million increase in base rent attributable to $1.8 million from higher average occupancy levels and $0.8 million from higher rental rates;

•$0.5 million increase in revenues primarily due to parking and residential income.

Partially offset by:

•$1.8 million decrease in revenue primarily due to the repayment of a fully reserved accounts receivable in 2025;

•$1.8 million decrease in amortization of deferred income and tenant funded improvements, mainly resulting from tenant move outs; and

•$0.4 million decrease in reimbursement revenues, primarily due to a decrease in recoverable operating expenses.

•An increase in property and related expenses of $2.7 million, primarily due to a(n):

•Approximately $2.2 million increase in property expenses, primarily due to an increase in utilities and repairs and maintenance;

•$0.3 million increase in ground lease expense; and

•$0.3 million increase in real estate taxes, primarily due to higher assessed property values.

Lease Termination Fees

Lease termination fees decreased $10.4 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a large lease termination fee recognized for one of the tenants in the San Francisco region in the second quarter of 2025.

General and Administrative Expenses

General and administrative expenses increased $0.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to an increase in corporate initiatives.

Leasing Costs

Leasing costs increased $0.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to higher leasing volumes during the three months ended June 30, 2026.

Depreciation and Amortization

Depreciation and amortization increased $5.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the following:

•An increase of $7.3 million attributable to a full quarter of expense related to the Acquisition Properties;

•An increase of $5.6 million attributable to the Re/Development Properties, primarily due to the one property added to the stabilized portfolio in the first quarter of 2026; and

•An increase of $1.3 million attributable to the Same Property Portfolio, primarily due to revenue recognition commencing for one tenant in the Seattle region in the third quarter of 2025.

Partially offset by:

•A decrease of $8.3 million attributable to the Disposition Properties.

Interest Income

Interest income increased $0.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to higher average balances maintained in interest-bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$53,266	$52,177	$1,089	2.1%
Capitalized interest	(11,632)	(21,333)	9,701	(45.5)%
Interest expense	$41,634	$30,844	$10,790	35.0%

Average Qualifying Costs	$1,006,599	$1,914,978	$(908,379)	(47.4)%
Weighted Average Interest and Loan Fee Amortization Rate	4.62%	4.47%		0.15%

Gross interest expense, before the effect of capitalized interest, increased $1.1 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to additional loan fee amortization for the three months ended June 30, 2026.

Capitalized interest decreased $9.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the stabilization of the one development property added to the stabilized portfolio during the first quarter of 2026, at which point we stopped capitalizing interest. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $5.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to lease termination fee income attributable from one tenant in the second quarter of 2025. The amounts reported for the three months ended June 30, 2026 and 2025 are comprised of the share of net income attributable to noncontrolling interests for 100 First LLC, 303 Second LLC, and Redwood LLC. See Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following table summarizes our Net Operating Income for our total portfolio:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$638	$107,457	$(106,819)	(99.4)%
Net income attributable to noncontrolling common units of the Operating Partnership	8	1,038	(1,030)	(99.2)%
Net income attributable to noncontrolling interests in consolidated property partnerships	9,396	14,754	(5,358)	(36.3)%
Net income	$10,042	$123,249	$(113,207)	(91.9)%
Lease termination fees	(762)	(11,260)	10,498	(93.2)%
General and administrative expenses	39,632	35,376	4,256	12.0%
Leasing costs	5,824	5,150	674	13.1%
Depreciation and amortization	187,904	174,744	13,160	7.5%
Interest income	(2,201)	(1,646)	(555)	33.7%
Interest expense	80,145	61,992	18,153	29.3%
Other income	(141)	(33)	(108)	327.3%
Gains on sales of depreciable operating properties	(23,525)	(16,554)	(6,971)	42.1%
Impairment of real estate assets	61,778	—	61,778	100.0%
Net Operating Income	$358,696	$371,018	$(12,322)	(3.3)%

The following tables summarize our Net Operating Income for our total portfolio:

	Six Months Ended June 30,
	2026					2025
	Same Property	Re/Develop- ment	Acquisi- tion	Disposi- tion	Total	Same Property	Re/Develop- ment	Acquisi- tion	Disposi- tion	Total
	(in thousands)
Operating revenues:
Rental income	$502,875	$1,999	$19,972	$8,043	$532,889	$494,979	$263	$—	$44,813	$540,055
Other property income	7,598	663	241	271	8,773	7,934	439	—	1,048	9,421
Total	510,473	2,662	20,213	8,314	541,662	502,913	702	—	45,861	549,476
Property and related expenses:
Property expenses	106,111	4,443	5,526	3,337	119,417	103,805	730	—	12,754	117,289
Real estate taxes	46,478	6,551	2,521	1,534	57,084	47,188	1,527	—	6,415	55,130
Ground leases	6,465	—	—	—	6,465	6,039	—	—	—	6,039
Total	159,054	10,994	8,047	4,871	182,966	157,032	2,257	—	19,169	178,458
Net Operating Income (Loss)	$351,419	$(8,332)	$12,166	$3,443	$358,696	$345,881	$(1,555)	$—	$26,692	$371,018

	Six Months Ended June 30, 2026 as compared to the Six Months Ended June 30, 2025
	Same Property		Re/Development	Acquisition	Disposition	Total
	Dollar Change	Percent Change	Dollar Change	Dollar Change	Dollar Change	Dollar Change
	($ in thousands)
Operating revenues:
Rental income	$7,896	1.6%	$1,736	$19,972	$(36,770)	$(7,166)
Other property income	(336)	(4.2)%	224	241	(777)	(648)
Total	7,560	1.5%	1,960	20,213	(37,547)	(7,814)
Property and related expenses:
Property expenses	2,306	2.2%	3,713	5,526	(9,417)	2,128
Real estate taxes	(710)	(1.5)%	5,024	2,521	(4,881)	1,954
Ground leases	426	7.1%	—	—	—	426
Total	2,022	1.3%	8,737	8,047	(14,298)	4,508
Net Operating Income Impact	$5,538	1.6%	$(6,777)	$12,166	$(23,249)	$(12,322)

Net Operating Income decreased $12.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily resulting from:

•A decrease of $23.2 million attributable to the Disposition Properties; and

•A decrease of $6.8 million attributable to the Re/Development Properties, primarily due to one development property with limited occupancy added to the stabilized portfolio in the first quarter of 2026, which resulted in the cessation of cost capitalization.

Partially offset by:

•An increase of $12.2 million attributable to the Acquisition Properties; and

•An increase of $5.5 million attributable to the Same Property Portfolio, which was driven by the following activity:

•An increase in total operating revenues of $7.6 million primarily due to a(n):

•$4.1 million increase in settlement income;

•$3.7 million increase in base rent attributable to $2.2 million from increased occupancy and $1.5 million from higher rates;

•$1.3 million increase in revenues primarily due to parking and residential income; and

•$0.4 million increase in reimbursement revenues, primarily due to an increase in recoverable operating expenses.

Partially offset by:

•$1.9 million decrease in amortization of deferred income and tenant funded improvements, mainly resulting from tenant move outs;

•An increase in property and related expenses of $2.0 million primarily due to a(n):

•Approximately $2.3 million increase in property expenses, primarily due to an increase in utilities and contract services; and

•$0.4 million increase in ground lease expense.

Partially offset by:

•$0.7 million decrease in real estate taxes, primarily due to an increase in refunds of $1.4 million received in 2026, offset partially by a $0.7 million increase resulting from higher assessed property values.

Lease Termination Fees

Lease termination fees decreased $10.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a large lease termination fee recognized for one of the tenants in the San Francisco region in the second quarter of 2025.

General and Administrative Expenses

General and administrative expenses increased $4.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a $2.1 million increase in compensation expenses and lower internal overhead capitalization and a $2.1 million increase in corporate initiatives.

Leasing Costs

Leasing costs increased $0.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase in leasing deal costs and leasing overhead during the six months ended June 30, 2026.

Depreciation and Amortization

Depreciation and amortization increased $13.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to the following:

•An increase of $14.8 million attributable to the Acquisition Properties;

•An increase of $10.2 million attributable to the Re/Development Properties, primarily due to the one property added to the stabilized portfolio in the first quarter of 2026; and

•An increase of $2.6 million attributable to the Same Property Portfolio, primarily due to revenue recognition commencing for two tenants in the Seattle region in third quarter of 2025 and first quarter of 2026, and four tenants in the Los Angeles region during the first quarter of 2026.

Partially offset by:

•A decrease of $14.4 million attributable to the Disposition Properties.

Interest Income

Interest income increased $0.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to higher average balances maintained in interest-bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$105,768	$103,873	$1,895	1.8%
Capitalized interest	(25,623)	(41,881)	16,258	(38.8)%
Interest expense	$80,145	$61,992	$18,153	29.3%

Average Qualifying Costs	$1,130,888	$1,890,610	$(759,722)	(40.2)%
Weighted Average Interest and Loan Fee Amortization Rate	4.53%	4.47%		0.06%

Gross interest expense, before the effect of capitalized interest, increased $1.9 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to additional loan fee amortization and an increase in weighted average interest rate for the six months ended June 30, 2026.

Capitalized interest decreased $16.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to the stabilization of the one development property added to the stabilized portfolio during the first quarter of 2026, at which point we stopped capitalizing interest. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $5.4 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to lease termination fee income from one tenant in 2025. The amounts reported for the six months ended June 30, 2026 and 2025 are comprised of the share of net income attributable to noncontrolling interests for 100 First LLC, 303 Second LLC, and Redwood LLC. See Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

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

Liquidity Highlights

As of June 30, 2026, the Company had approximately $1.6 billion in available liquidity, including $1.3 billion available under the revolving credit facility, $50.0 million available under the unsecured term loan facility, and $253.8 million of cash and cash equivalents. We believe that our available liquidity makes us well positioned to navigate any additional future uncertainties.

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

On May 19, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend was payable to stockholders of record on June 30, 2026 and a corresponding cash distribution of $0.54 per Operating Partnership unit was payable to holders of the Operating Partnership’s common limited partnership interests of record on June 30, 2026, including those owned by the Company. The total cash quarterly dividends and distributions paid on July 8, 2026 were $63.4 million.

The covenants contained within certain of our unsecured debt obligations generally prohibit the Company from making distribution payments during an event of default except to the extent that such payments result in distributions sufficient to (i) maintain our qualification as a REIT for federal and state income tax purposes, and (ii) avoid the payment of federal or state income or excise tax.

Capitalization

As of June 30, 2026, our total debt as a percentage of total market capitalization was 51.0%, as shown in the following table:

	Shares / Units	Aggregate Principal Amount or $ Value Equivalent (in thousands)	% of Total Market Capitalization

Debt: (1) (2)
Term Loan Facility due 2031		$200,000	2.2%
Unsecured Senior Notes Series B due 2026 (3)		200,000	2.2%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	2.8%
Unsecured Senior Notes due 2031		350,000	3.9%
Unsecured Senior Notes due 2028 (4)		400,000	4.5%
Unsecured Senior Notes due 2029		400,000	4.5%
Unsecured Senior Notes due 2030		500,000	5.5%
Unsecured Senior Notes due 2032 (4)		425,000	4.7%
Unsecured Senior Notes due 2033 (4)		450,000	5.0%
Unsecured Senior Notes due 2035		400,000	4.5%
Unsecured Senior Notes due 2036		400,000	4.5%
Secured debt		597,227	6.7%
Total debt		$4,572,227	51.0%
Equity and Noncontrolling Interests in the Operating Partnership: (5)
Common limited partnership units outstanding (6)	1,133,562	$42,475	0.5%
Shares of common stock outstanding	116,308,988	4,358,098	48.5%
Total Equity and Noncontrolling Interests in the Operating Partnership		$4,400,573	49.0%
Total Market Capitalization		$8,972,800	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at June 30, 2026: $24.8 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt and $10.3 million of unamortized discounts for the unsecured senior notes.
(2)    As of June 30, 2026, there was no outstanding balance on the unsecured revolving credit facility.
(3)    In July 2026, repaid the outstanding $200.0 million of 4.350% Private Placement Senior Notes Series B due October 2026, at par. Refer to Note 16 “Subsequent Events” to our consolidated financial statements for additional information.
(4)    Green bond.
(5)    Value based on closing price per share of our common stock of $37.47, as of June 30, 2026.
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

Liquidity Sources

Unsecured Revolving Credit and Term Loan Facilities

In June 2026, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement expanded the borrowing capacity to $1.25 billion and extended the maturity date to July 31, 2030.

The following table summarizes the balance and terms of our unsecured revolving credit facility:

	Unsecured Revolving Credit Facility
	June 30, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings	$—	$—
Remaining borrowing capacity (1)	1,250,000	1,100,000
Total borrowing capacity (1)	$1,250,000	$1,100,000
Interest rate (2)	4.68%	5.07%
Annual facility fee (3)	0.25%
Unamortized deferred financing costs (3)	$18,522	$9,150
Maturity date (4)	July 31, 2030	July 31, 2028
________________________
(1)Remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit, which total approximately $5.2 million as of June 30, 2026 and December 31, 2025. We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $450.0 million and $500.0 million as of June 30, 2026 and December 31, 2025, respectively, under an accordion feature pursuant to the terms of the unsecured revolving credit facility.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) and a margin of 1.000% based on our credit rating as of June 30, 2026, and using SOFR plus a SOFR adjustment of 0.10% (together “Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of December 31, 2025.
(3)Our annual facility fee is paid on a quarterly basis and is calculated based on total borrowing capacity. In addition to the facility fee, we incurred debt origination and legal costs in connection with the amendment and restatement of the unsecured revolving credit facility, which are included in Prepaid expenses and other assets, net on our consolidated balance sheets, and will continue to be amortized through the amended maturity date.
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

In connection with amending and restating the revolving credit facility, the Operating Partnership amended and restated the unsecured term loan facility, expanding the borrowing capacity to $250.0 million, and extending the maturity date to July 31, 2031. Of the $250.0 million, $50.0 million represents additional delayed draw term loan commitments available to be drawn through June 11, 2027.

The following table summarizes the balance and terms of our Term Loan Facility:

	Term Loan Facility
	June 30, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings (1)	$200,000	$200,000
Remaining borrowing capacity	50,000	—
Total borrowing capacity	$250,000	$200,000
Interest rate (2)	4.79%	5.02%
Unamortized deferred financing costs (3)	$2,832	$277
Maturity date (4)	July 31, 2031	October 3, 2026
____________________
(1)As of June 30, 2026, we could elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $150.0 million under an accordion feature pursuant to the terms of the Term Loan Facility. As of December 31, 2025, we could elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million under an accordion feature pursuant to the terms of the previous Term Loan Facility.
(2)Our Term Loan Facility interest rate was calculated using SOFR and a margin of 1.150% based on our credit rating as of June 30, 2026, and using Adjusted SOFR and a margin of 1.200% based on our credit rating as of December 31, 2025.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the Term Loan Facility in June 2026, which will continue to be amortized through the maturity date of the Term Loan Facility. Approximately $0.6 million of these costs related to the delayed draw term loan commitments available are included in Prepaid expenses and other assets, net on our consolidated balance sheets, and will continue to be amortized through the amended maturity date.
(4)There are no extension options available under the terms of the amended and restated Term Loan Facility. As of December 31, 2025, one 12-month extension option was available.

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

In connection with our capital recycling strategy, during the six months ended June 30, 2026, we completed the sale of four operating properties to unaffiliated third parties for gross proceeds totaling approximately $347.5 million. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including, but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions), and our ability to absorb or defer some or all of the taxable gains on the sales.

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

At-The-Market Stock Offering Program

Under the 2024 ATM Program, which commenced in March 2024, we may offer and sell shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to fix a share price on the sale of shares of our common stock at the time an agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at June 30, 2026. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

Liquidity Uses

Unsecured Debt

Repayment of $50.0 million Unsecured Senior Notes Due 2026

In April 2026, the Company repaid the outstanding $50.0 million of 4.300% Private Placement Senior Notes Series A due July 2026, at par.

Contractual Obligations

Refer to our 2025 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the six months ended June 30, 2026, with the exception of the additional development commitments for 1900 Broadway.

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

Development

We believe we may spend between $75.0 million to $125.0 million on development projects throughout the remainder of 2026. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts, or on the timelines currently contemplated, or at all.

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

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt was as follows:

	Percentage of Total Debt (1) (2)		Weighted Average Interest Rate (1) (2)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Secured vs. unsecured:
Unsecured	86.9%	87.0%	4.1%	4.1%
Secured	13.1%	13.0%	5.1%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	4.4%	4.3%	4.8%	5.0%
Fixed-rate	95.6%	95.7%	4.2%	4.2%
Stated rate			4.3%	4.3%
Effective rate (3)			4.6%	4.6%
________________________
(1)    As of the end of the period presented.
(2)    As of June 30, 2026 and December 31, 2025, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Includes the impact of an unused facility fee, amortization of deferred financing costs, and amortization of discounts.

Share Repurchase Program

Under our current share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. We did not repurchase any shares of common stock during the three months ended June 30, 2026. During the six months ended June 30, 2026, we repurchased 2,357,739 shares of common stock at a weighted average price of $30.80 per common share for an aggregate purchase price of $72.7 million. The remaining repurchase capacity as of June 30, 2026 was $427.3 million.

Factors That May Influence Future Sources of Capital and Liquidity of the Company and the Operating Partnership

We continue to evaluate sources of financing for our business activities, including borrowings under the unsecured revolving credit facility, the unsecured term loan facility, issuance of public and private equity securities, unsecured debt and fixed-rate secured mortgage financing, proceeds from the disposition of selective assets through our capital recycling program, and the formation of strategic ventures. However, our ability to obtain new financing or refinance existing borrowings on favorable terms could be impacted by various factors, including the state of the macroeconomy, the state of the credit and equity markets, significant tenant defaults, a decline in the demand for commercial real estate properties, a decrease in market rental rates or market values of real estate assets in our submarkets, the amount of our future borrowings and uncertainty related to interest rates, inflation rates, geopolitical events, and other factors (refer to “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025 for additional information). These events could result in the following:

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

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. The Operating Partnership was in compliance with all of its financial covenants as of June 30, 2026. Our current expectation is that the Operating Partnership will continue to meet the requirements of its financial covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents. Our historical cash flow activity is as follows:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$228,902	$280,667	$(51,765)	(18.4)%
Net cash provided by (used in) investing activities	134,022	(100,343)	234,365	(233.6)%
Net cash used in financing activities	(288,435)	(152,885)	(135,550)	88.7%
Net increase in cash and cash equivalents	$74,489	$27,439	$47,050	171.5%

Operating Activities

Our cash flows from operating activities depends on numerous factors including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development and redevelopment projects and related financing activities, and other general and administrative costs. See additional information under the caption “—Results of Operations.” Our net cash provided by operating activities decreased by $51.8 million, or 18.4%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to lower net cash operating income from properties that are not in the same property portfolio, decreased capitalized interest following the stabilization of a development property during the period, and a lease termination fee received from a tenant in the San Francisco region during the six months ended June 30, 2025.

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, recurring and nonrecurring capital expenditures for our operating properties, and include net proceeds received from dispositions of real estate assets. We had net cash provided by investing activities of $134.0 million for the six months ended June 30, 2026 as compared to net cash used in investing activities of $100.3 million for the six months ended June 30, 2025, primarily due to the net proceeds received from the dispositions of our two operating properties and two residential properties during the six months ended June 30, 2026, partially offset by a $34.6 million payment in connection with a newly formed consolidated subsidiary, which includes the acquisition of a 1.1‑acre land parcel for a future development project.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, net of dividends and distributions paid to common stockholders and common unitholders. Our net cash used in financing activities increased by $135.6 million, or 88.7%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to the repayment of the $50.0 million unsecured private placement senior notes, as well as the common stock repurchases made during the six months ended June 30, 2026 under our current Share Repurchase Program.

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

The following table presents our FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income available to common stockholders	$19,905	$68,449	$638	$107,457
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	193	663	8	1,038
Net income attributable to noncontrolling interests in consolidated property partnerships	4,617	10,456	9,396	14,754
Depreciation and amortization of real estate assets	92,131	86,243	185,016	171,978
Gains on sales of depreciable operating properties	—	(16,554)	(23,525)	(16,554)
Impairment of real estate assets	—	—	61,778	—
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(7,508)	(13,366)	(15,127)	(20,472)
Funds From Operations (1) (2)	$109,338	$135,891	$218,184	$258,201
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders, and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.3 million and $3.8 million for the three months ended June 30, 2026 and 2025, respectively, and $6.5 million and $7.5 million for the six months ended June 30, 2026 and 2025, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2026, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of June 30, 2026, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors included in the Company’s and the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

(a).None
(b).None
(c).During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Fifth Amended and Restated Credit Agreement dated as of June 12, 2026

10.2*	Amended and Restated Term Loan Agreement dated as of June 12, 2026

10.3*	Fifth Amended and Restated Guarantee dated as of June 12, 2026

10.4*	Amended and Restated Term Loan Guarantee dated as of June 12, 2026

10.5†
Amended and Restated Kilroy Realty 2006 Incentive Award Plan dated as of May 19, 2026 (previously filed by Kilroy Realty Corporation as an exhibit on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2026)

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

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended June 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2026.

KILROY REALTY CORPORATION

By:	/s/ Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey R. Kuehling
Jeffrey R. Kuehling Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Chandni Jalan
Chandni Jalan Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2026.

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