Form 10-Q
period 2026-09-30
KILROY REALTY CORP; Kilroy Realty, L.P.
filed 2026-10-23
CIK 1025996, 1493976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Kilroy Realty Corporation Yes  ☐     No   ☑
Kilroy Realty, L.P. Yes  ☐     No   ☑
As of October 20, 2026, 116,308,988 shares of Kilroy Realty Corporation common stock, par value $.01 per share, were outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2026 of Kilroy Realty Corporation and Kilroy Realty, L.P. Unless stated otherwise or the context otherwise requires, references to “Kilroy Realty Corporation” or the “Company,” “we,” “our,” and “us” mean Kilroy Realty Corporation, a Maryland corporation, and its controlled and consolidated subsidiaries, and references to “Kilroy Realty, L.P.” or the “Operating Partnership” mean Kilroy Realty, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.
The Company is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2026, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership and the remaining approximate 1.0% common limited partnership interest was owned by non-affiliated investors. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control.
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
QUARTERLY REPORT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY CORPORATION

KILROY REALTY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Real estate assets:
Land	$1,730,514	$1,641,913
Buildings and improvements	9,103,217	8,505,486
Undeveloped land and construction in progress	1,627,372	2,387,742
Total real estate assets held for investment	12,461,103	12,535,141
Accumulated depreciation and amortization	(3,014,889)	(2,843,811)
Total real estate assets held for investment, net	9,446,214	9,691,330
Real estate and other assets held for sale, net	—	115,155
Cash and cash equivalents	94,301	179,316
Restricted cash	250	—
Marketable securities	34,025	30,807
Current receivables (net of allowances of $9 and $244 as of September 30, 2026 and December 31, 2025 respectively)	16,818	12,765
Deferred rent receivables, net	420,433	424,794
Deferred leasing costs and acquisition-related intangible assets, net	272,405	278,232
Right of use ground lease assets, net	127,261	128,116
Prepaid expenses and other assets, net	64,065	54,561
Total assets	$10,475,772	$10,915,076
LIABILITIES AND EQUITY
Liabilities:
Secured debt, net	$588,777	$592,685
Unsecured debt, net	3,748,263	3,996,774
Unsecured line of credit	40,000	—
Accounts payable, accrued expenses, and other liabilities	309,288	288,963
Ground lease liabilities	126,979	127,628
Accrued dividends and distributions	63,430	65,009
Deferred revenue and acquisition-related intangible liabilities, net	112,854	125,628
Rents received in advance and tenant security deposits	82,705	75,701
Liabilities related to real estate assets held for sale	—	4,945
Total liabilities	5,072,296	5,277,333
Commitments and contingencies (Note 10)
Equity:
Stockholders’ Equity:
Common stock, $.01 par value, 280,000,000 shares authorized, 116,308,988 and 118,372,451 shares issued and outstanding	1,163	1,184
Additional paid-in capital	5,171,034	5,230,747
Retained earnings	10,558	188,876
Total stockholders’ equity	5,182,755	5,420,807
Noncontrolling Interests:
Common units of the Operating Partnership	50,512	51,911
Consolidated property partnerships	170,209	165,025
Total noncontrolling interests	220,721	216,936
Total equity	5,403,476	5,637,743
Total liabilities and equity	$10,475,772	$10,915,076

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$266,750	$274,909	$800,401	$826,224
Other property income	4,854	4,835	13,627	14,256
Total revenues	271,604	279,744	814,028	840,480
Expenses:
Property expenses	64,639	61,764	184,056	179,053
Real estate taxes	30,253	25,878	87,337	81,008
Ground leases	3,217	3,018	9,682	9,057
General and administrative expenses	18,408	18,247	58,040	53,623
Leasing costs	2,980	2,610	8,804	7,760
Depreciation and amortization	93,165	87,487	281,069	262,231
Total expenses	212,662	199,004	628,988	592,732
Other Income (Expenses):
Interest income	620	3,119	2,821	4,765
Interest expense	(39,376)	(32,152)	(119,521)	(94,144)
Other income	83	91	224	124
Gains on sales of depreciable operating properties	—	110,484	23,525	127,038
Impairment of real estate assets	—	—	(61,778)	—
Total other (expenses) income	(38,673)	81,542	(154,729)	37,783
Net income	20,269	162,282	30,311	285,531
Net income attributable to noncontrolling common units of the Operating Partnership	(151)	(1,524)	(159)	(2,562)
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,612)	(4,538)	(14,008)	(19,292)
Total net income attributable to noncontrolling interests	(4,763)	(6,062)	(14,167)	(21,854)
Net income available to common stockholders	$15,506	$156,220	$16,144	$263,677
Net income available to common stockholders per share – basic	$0.13	$1.32	$0.14	$2.22
Net income available to common stockholders per share – diluted	$0.13	$1.31	$0.14	$2.21
Weighted average shares of common stock outstanding – basic	116,308,988	118,295,812	116,741,107	118,258,947
Weighted average shares of common stock outstanding – diluted	117,240,196	118,822,262	117,543,747	118,723,921

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share and per share/unit data)

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
Balance as of December 31, 2025	118,372,451	$1,184	$5,230,747	$188,876	$5,420,807	$216,936	$5,637,743
Net (loss) income				(19,267)	(19,267)	4,594	(14,673)
Issuance of share-based compensation awards			4,416		4,416		4,416
Non-cash amortization of share-based compensation			5,811		5,811		5,811
Repurchase of common stock	(2,357,739)	(24)	(72,647)		(72,671)		(72,671)
Net settlement of restricted stock units for shares of common stock	264,095	3	(6,973)		(6,970)		(6,970)
Contributions from noncontrolling interests in consolidated property partnerships					—	9,000	9,000
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,380)	(6,380)
Adjustment for noncontrolling interest in the Operating Partnership			(214)		(214)	214	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(66,750)	(66,750)	(612)	(67,362)
Balance as of March 31, 2026	116,278,807	1,163	5,161,140	102,859	5,265,162	223,752	5,488,914
Net income				19,905	19,905	4,810	24,715
Issuance of share-based compensation awards			1,077		1,077		1,077
Non-cash amortization of share-based compensation			3,976		3,976		3,976
Net settlement of restricted stock units for shares of common stock	30,181	—	—		—		—
Distributions to noncontrolling interests in consolidated property partnerships					—	(6,213)	(6,213)
Adjustment for noncontrolling interest in the Operating Partnership			(26)		(26)	26	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(63,883)	(63,883)	(612)	(64,495)
Balance as of June 30, 2026	116,308,988	1,163	5,166,167	58,881	5,226,211	221,763	5,447,974
Net income				15,506	15,506	4,763	20,269
Issuance of share-based compensation awards			1,021		1,021		1,021
Non-cash amortization of share-based compensation			3,884		3,884		3,884
Distributions to noncontrolling interests in consolidated property partnerships					—	(5,231)	(5,231)
Adjustment for noncontrolling interest in the Operating Partnership			(38)		(38)	38	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(63,829)	(63,829)	(612)	(64,441)
Balance as of September 30, 2026	116,308,988	$1,163	$5,171,034	$10,558	$5,182,755	$220,721	$5,403,476

	Common Stock				Total Stock- holders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings
Balance as of December 31, 2024	118,046,674	$1,181	$5,209,653	$171,212	$5,382,046	$226,823	$5,608,869
Net income				39,008	39,008	4,673	43,681
Issuance of share-based compensation awards			1,476		1,476		1,476
Non-cash amortization of share-based compensation			5,176		5,176		5,176
Net settlement of restricted stock units for shares of common stock	222,085	2	(6,011)		(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,234)	(7,234)
Adjustment for noncontrolling interest in the Operating Partnership			121		121	(121)	—
Dividends declared per share of common stock and common unit ($0.54 per share/unit)				(65,353)	(65,353)	(621)	(65,974)
Balance as of March 31, 2025	118,268,759	1,183	5,210,415	144,867	5,356,465	223,520	5,579,985
Net income				68,449	68,449	11,119	79,568
Issuance of share-based compensation awards			477		477		477
Non-cash amortization of share-based compensation			5,670		5,670		5,670
Net settlement of restricted stock units for shares of common stock	25,569	—	(197)		(197)		(197)
Distributions to noncontrolling interests in consolidated property partnerships					—	(7,074)	(7,074)
Adjustment for noncontrolling interest in the Operating Partnership			(45)		(45)	45	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,364)	(64,364)	(621)	(64,985)
Balance as of June 30, 2025	118,294,328	1,183	5,216,320	148,952	5,366,455	226,989	5,593,444
Net income				156,220	156,220	6,062	162,282
Issuance of share-based compensation awards			480		480		480
Non-cash amortization of share-based compensation			6,842		6,842		6,842
Net settlement of restricted stock units for shares of common stock	9,751	—	(213)		(213)		(213)
Distributions to noncontrolling interests in consolidated property partnerships					—	(11,996)	(11,996)
Adjustment for noncontrolling interest in the Operating Partnership			(60)		(60)	60	—
Dividends declared per common share and common unit ($0.54 per share/unit)				(64,362)	(64,362)	(622)	(64,984)
Balance as of September 30, 2025	118,304,079	$1,183	$5,223,369	$240,810	$5,465,362	$220,493	$5,685,855

See accompanying notes to consolidated financial statements.

KILROY REALTY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$30,311	$285,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	276,753	258,058
Depreciation of non-real estate furniture, fixtures, and equipment	4,316	4,173
Revenues deemed uncollectible	825	990
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(9,886)	(11,097)
Straight-line rents, net	3,633	9,270
Non-cash amortization of net below-market rents	(1,974)	(2,455)
Non-cash amortization of deferred financing costs and debt discounts	6,166	3,615
Non-cash amortization of share-based compensation awards	11,177	13,945
Amortization of right of use ground lease assets	855	826
Gains on sales of depreciable operating properties	(23,525)	(127,038)
Impairment of real estate assets	61,778	—
Net change in other operating assets	(7,765)	(17,660)
Net change in other operating liabilities	32,386	39,077
Net cash provided by operating activities	385,050	457,235
Cash flows from investing activities:
Expenditures for development and redevelopment properties and undeveloped land	(164,822)	(123,857)
Expenditures for operating properties and other capital assets	(114,951)	(74,507)
Net proceeds received from dispositions of real estate assets	330,341	392,453
Investment in unconsolidated investment fund	(1,629)	—
Expenditures for acquisitions of operating properties	—	(205,008)
Net cash provided by (used in) investing activities	48,939	(10,919)
Cash flows from financing activities:
Distributions to noncontrolling interests in consolidated property partnerships	(17,832)	(26,312)
Dividends and distributions paid to common stockholders and common unitholders	(191,355)	(193,356)
Taxes paid upon net share settlement of restricted share units	(6,970)	(6,419)
Principal payments and repayments of secured debt	(4,847)	(4,662)
Financing costs	(15,079)	(4,805)
Repurchase of common stock	(72,671)	—
Repayments of unsecured debt	(250,000)	(400,000)
Borrowings on unsecured revolving credit facility	105,000	65,000
Repayments on unsecured revolving credit facility	(65,000)	(65,000)
Proceeds from the issuance of unsecured debt	—	395,964
Net cash used in financing activities	(518,754)	(239,590)
Net (decrease) increase in cash and cash equivalents and restricted cash	(84,765)	206,726
Cash and cash equivalents, beginning of period	179,316	165,690
Cash and cash equivalents and restricted cash, end of period	$94,551	$372,416

See accompanying notes to consolidated financial statements.

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED) OF KILROY REALTY, L.P.

KILROY REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except unit data)

	September 30, 2026	December 31, 2025
ASSETS
Real estate assets:
Land	$1,730,514	$1,641,913
Buildings and improvements	9,103,217	8,505,486
Undeveloped land and construction in progress	1,627,372	2,387,742
Total real estate assets held for investment	12,461,103	12,535,141
Accumulated depreciation and amortization	(3,014,889)	(2,843,811)
Total real estate assets held for investment, net	9,446,214	9,691,330
Real estate and other assets held for sale, net	—	115,155
Cash and cash equivalents	94,301	179,316
Restricted cash	250	—
Marketable securities	34,025	30,807
Current receivables (net of allowances of $9 and $244 as of September 30, 2026 and December 31, 2025 respectively)	16,818	12,765
Deferred rent receivables, net	420,433	424,794
Deferred leasing costs and acquisition-related intangible assets, net	272,405	278,232
Right of use ground lease assets, net	127,261	128,116
Prepaid expenses and other assets, net	64,065	54,561
Total assets	$10,475,772	$10,915,076
LIABILITIES AND CAPITAL
Liabilities:
Secured debt, net	$588,777	$592,685
Unsecured debt, net	3,748,263	3,996,774
Unsecured line of credit	40,000	—
Accounts payable, accrued expenses, and other liabilities	309,288	288,963
Ground lease liabilities	126,979	127,628
Accrued distributions	63,430	65,009
Deferred revenue and acquisition-related intangible liabilities, net	112,854	125,628
Rents received in advance and tenant security deposits	82,705	75,701
Liabilities related to real estate assets held for sale	—	4,945
Total liabilities	5,072,296	5,277,333
Commitments and contingencies (Note 10)
Capital:
Partner's Capital - Common units, 116,308,988 and 118,372,451 held by the general partner and 1,133,562 held by common limited partners issued and outstanding	5,233,267	5,472,718
Noncontrolling interests in consolidated property partnerships	170,209	165,025
Total capital	5,403,476	5,637,743
Total liabilities and capital	$10,475,772	$10,915,076

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental income	$266,750	$274,909	$800,401	$826,224
Other property income	4,854	4,835	13,627	14,256
Total revenues	271,604	279,744	814,028	840,480
Expenses:
Property expenses	64,639	61,764	184,056	179,053
Real estate taxes	30,253	25,878	87,337	81,008
Ground leases	3,217	3,018	9,682	9,057
General and administrative expenses	18,408	18,247	58,040	53,623
Leasing costs	2,980	2,610	8,804	7,760
Depreciation and amortization	93,165	87,487	281,069	262,231
Total expenses	212,662	199,004	628,988	592,732
Other Income (Expenses):
Interest income	620	3,119	2,821	4,765
Interest expense	(39,376)	(32,152)	(119,521)	(94,144)
Other income	83	91	224	124
Gains on sales of depreciable operating properties	—	110,484	23,525	127,038
Impairment of real estate assets	—	—	(61,778)	—
Total other (expenses) income	(38,673)	81,542	(154,729)	37,783
Net income	20,269	162,282	30,311	285,531
Net income attributable to noncontrolling interests in consolidated property partnerships	(4,612)	(4,538)	(14,008)	(19,292)
Net income available to common unitholders	$15,657	$157,744	$16,303	$266,239
Net income available to common unitholders per unit – basic	$0.13	$1.32	$0.14	$2.22
Net income available to common unitholders per unit – diluted	$0.13	$1.31	$0.14	$2.21
Weighted average common units outstanding – basic	117,442,550	119,446,386	117,874,669	119,409,521
Weighted average common units outstanding – diluted	118,373,758	119,972,836	118,677,309	119,874,495

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(Unaudited; in thousands, except unit and per unit data)

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships
	Number of Common Units	Common Units		Total Capital
Balance as of December 31, 2025	119,506,013	$5,472,718	$165,025	$5,637,743
Net (loss) income		(19,452)	4,779	(14,673)
Issuance of share-based compensation awards		4,416		4,416
Non-cash amortization of share-based compensation		5,811		5,811
Repurchase of common units	(2,357,739)	(72,671)		(72,671)
Net settlement of restricted stock units	264,095	(6,970)		(6,970)
Contributions from noncontrolling interests in consolidated property partnerships			9,000	9,000
Distributions to noncontrolling interests in consolidated property partnerships			(6,380)	(6,380)
Distributions declared per common unit ($0.54 per unit)		(67,362)		(67,362)
Balance as of March 31, 2026	117,412,369	5,316,490	172,424	5,488,914
Net income		20,098	4,617	24,715
Issuance of share-based compensation awards		1,077		1,077
Non-cash amortization of share-based compensation		3,976		3,976
Net settlement of restricted stock units	30,181	—		—
Distributions to noncontrolling interests in consolidated property partnerships			(6,213)	(6,213)
Distributions declared per common unit ($0.54 per unit)		(64,495)		(64,495)
Balance as of June 30, 2026	117,442,550	5,277,146	170,828	5,447,974
Net income		15,657	4,612	20,269
Issuance of share-based compensation awards		1,021		1,021
Non-cash amortization of share-based compensation		3,884		3,884
Distributions to noncontrolling interests in consolidated property partnerships			(5,231)	(5,231)
Distributions declared per common unit ($0.54 per unit)		(64,441)		(64,441)
Balance as of September 30, 2026	117,442,550	$5,233,267	$170,209	$5,403,476

	Partners’ Capital		Noncontrolling Interests in Consolidated Property Partnerships	Total Capital
	Number of Common Units	Common Units
Balance as of December 31, 2024	119,197,248	$5,434,518	$174,351	$5,608,869
Net income		39,383	4,298	43,681
Issuance of share-based compensation awards		1,476		1,476
Non-cash amortization of share-based compensation		5,176		5,176
Net settlement of restricted stock units	222,085	(6,009)		(6,009)
Distributions to noncontrolling interests in consolidated property partnerships			(7,234)	(7,234)
Distributions declared per common unit ($0.54 per unit)		(65,974)		(65,974)
Balance as of March 31, 2025	119,419,333	5,408,570	171,415	5,579,985
Net income		69,112	10,456	79,568
Issuance of share-based compensation awards		477		477
Non-cash amortization of share-based compensation		5,670		5,670
Net settlement of restricted stock units	25,569	(197)		(197)
Distributions to noncontrolling interests in consolidated property partnerships			(7,074)	(7,074)
Distributions declared per common unit ($0.54 per unit)		(64,985)		(64,985)
Balance as of June 30, 2025	119,444,902	5,418,647	174,797	5,593,444
Net income		157,744	4,538	162,282
Issuance of share-based compensation awards		480		480
Non-cash amortization of share-based compensation		6,842		6,842
Net settlement of restricted stock units	9,751	(213)		(213)
Distributions to noncontrolling interests in consolidated property partnerships			(11,996)	(11,996)
Distributions declared per common unit ($0.54 per unit)		(64,984)		(64,984)
Balance as of September 30, 2025	119,454,653	$5,518,516	$167,339	$5,685,855

See accompanying notes to consolidated financial statements.

KILROY REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$30,311	$285,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of real estate assets and leasing costs	276,753	258,058
Depreciation of non-real estate furniture, fixtures, and equipment	4,316	4,173
Revenues deemed uncollectible	825	990
Non-cash amortization of deferred revenue related to tenant-funded tenant improvements	(9,886)	(11,097)
Straight-line rents, net	3,633	9,270
Non-cash amortization of net below-market rents	(1,974)	(2,455)
Non-cash amortization of deferred financing costs and debt discounts	6,166	3,615
Non-cash amortization of share-based compensation awards	11,177	13,945
Amortization of right of use ground lease assets	855	826
Gains on sales of depreciable operating properties	(23,525)	(127,038)
Impairment of real estate assets	61,778	—
Net change in other operating assets	(7,765)	(17,660)
Net change in other operating liabilities	32,386	39,077
Net cash provided by operating activities	385,050	457,235
Cash flows from investing activities:
Expenditures for development and redevelopment properties and undeveloped land	(164,822)	(123,857)
Expenditures for operating properties and other capital assets	(114,951)	(74,507)
Net proceeds received from dispositions of real estate assets	330,341	392,453
Investment in unconsolidated investment fund	(1,629)	—
Expenditures for acquisitions of operating properties	—	(205,008)
Net cash provided by (used in) investing activities	48,939	(10,919)
Cash flows from financing activities:
Distributions to noncontrolling interests in consolidated property partnerships	(17,832)	(26,312)
Distributions paid to common unitholders	(191,355)	(193,356)
Taxes paid upon net share settlement of restricted share units	(6,970)	(6,419)
Principal payments and repayments of secured debt	(4,847)	(4,662)
Financing costs	(15,079)	(4,805)
Repurchase of common units	(72,671)	—
Repayments of unsecured debt	(250,000)	(400,000)
Borrowings on unsecured revolving credit facility	105,000	65,000
Repayments on unsecured revolving credit facility	(65,000)	(65,000)
Proceeds from the issuance of unsecured debt	—	395,964
Net cash used in financing activities	(518,754)	(239,590)
Net (decrease) increase in cash and cash equivalents and restricted cash	(84,765)	206,726
Cash and cash equivalents, beginning of period	179,316	165,690
Cash and cash equivalents and restricted cash, end of period	$94,551	$372,416

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

Our stabilized portfolio of operating properties was comprised of the following at September 30, 2026:

	Number of Buildings	Rentable Square Feet	Number of Tenants	Percentage Occupied (1)
Stabilized Office and Life Science Properties (2)	123	17,147,064	444	76.9%
______________________
(1)Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)Includes ancillary retail space.

	Number of Properties	Number of Units	2026 Average Occupancy
Stabilized Residential Property	1	608	95.1%

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

Our stabilized portfolio also excludes our future development pipeline, which, as of September 30, 2026, was comprised of nine potential future development sites.

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2026, the Company owned an approximate 99.0% common general partnership interest in the Operating Partnership, and the remaining approximate 1.0% common limited partnership interest in the Operating Partnership was owned by non-affiliated investors. Both the general and limited common partnership interests in the Operating Partnership are denominated in common units. Generally, the number of common units held by the Company is equivalent to the number of outstanding shares of the Company’s common stock, and the rights of all the common units to quarterly distributions and payments in liquidation mirror those of the Company’s common stockholders. The common limited partners have certain redemption rights as provided in the Operating Partnership’s Seventh Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”).

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

Variable Interest Entities
The Operating Partnership is a variable interest entity (“VIE”) that is consolidated by the Company as the primary beneficiary, as the Operating Partnership is a limited partnership in which the common limited partners do not have substantive kick-out or participating rights. At September 30, 2026, the consolidated financial statements of the Company included three VIEs in addition to the Operating Partnership: 100 First LLC, 303 Second LLC, and 1900 Broadway LLC. At December 31, 2025, the consolidated financial statements of the Company included two VIEs in addition to the Operating Partnership: 100 First LLC and 303 Second LLC. The Company and the Operating Partnership were determined to be the primary beneficiaries of these VIEs at September 30, 2026 and December 31, 2025, since we had the ability to control the activities that most significantly impact each of the VIEs’ economic performance. Revenues, income, and net assets generated by 100 First LLC, 303 Second LLC, and 1900 Broadway LLC may only be used to settle their contractual obligations, which primarily consist of operating expenses, capital expenditures, and required distributions. The following table summarizes the total assets, liabilities, and noncontrolling interests included on our consolidated balance sheets attributable to these VIEs:

	September 30, 2026	December 31, 2025
	($ in thousands)
Number of VIEs	3	2
Total assets (1)	$451,104	$380,940
Total liabilities	$23,730	$18,304
Total noncontrolling interests	$165,655	$160,299
____________________
(1)Includes $385.6 million and $319.4 million related to real estate assets held for investment, net, as of September 30, 2026 and December 31, 2025, respectively.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company continues to evaluate the impact of this guidance on our consolidated financial statements or notes to our consolidated financial statements.

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

2.    Dispositions

Operating Property Dispositions

The Company did not have any operating property dispositions during the three months ended September 30, 2026. The following table summarizes the operating properties sold during the nine months ended September 30, 2026:

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

During the three months ended September 30, 2026, the Company’s East Village land parcel was subject to a signed purchase and sale agreement and non-refundable deposits and is targeted to close during the fourth quarter for an estimated sales price of $19.5 million, subject to buyer’s completion of certain due diligence procedures. The carrying value of the parcel was approximately $63.1 million at September 30, 2026. No impairment was recorded as of September 30, 2026 as the property did not meet held-for-sale criteria and was deemed recoverable based on a probability-weighted undiscounted future cash flow assessment.

Our land holdings have historically been intended for future development. As a result of current market conditions, we continue to evaluate the timing, scope, and economic viability of the development of these assets, as well as alternative strategies. Although our probability-weighted impairment analyses did not result in the recognition of an impairment loss as of September 30, 2026, a change in our development plans, intended use, or anticipated holding period, or changes in the expected economics of future development, could result in an impairment loss in a future period.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets, net, consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Furniture, fixtures, and other long-lived assets, net (1)	$28,951	$29,179
Prepaid expenses, net	12,715	11,000
Deferred financing costs, net (2)	17,957	9,150
Other assets	4,442	5,232
Total prepaid expenses and other assets, net	$64,065	$54,561
________________________
(1)Includes $34.2 million and $43.4 million of accumulated depreciation for furniture, fixtures, and other long-lived assets as of September 30, 2026 and December 31, 2025, respectively.
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

Unsecured Debt

Repayment of $200.0 million and $50.0 million Unsecured Senior Notes due 2026

During 2026, the Company repaid an aggregate $250.0 million of unsecured private placement senior notes at par. In April 2026, the Company repaid the outstanding $50.0 million of 4.300% Private Placement Senior Notes, Series A, which were scheduled to mature in July 2026. In July 2026, the Operating Partnership repaid the outstanding $200.0 million of 4.350% Private Placement Senior Notes, Series B, which were scheduled to mature in October 2026.

Unsecured Revolving Credit and Term Loan Facilities

In June 2026, the Operating Partnership amended and restated the terms of its unsecured revolving credit facility. The amendment and restatement expanded the borrowing capacity to $1.25 billion and extended the maturity date to July 31, 2030.

The following table summarizes the balance and terms of our unsecured revolving credit facility:

	Unsecured Revolving Credit Facility
	September 30, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings	$40,000	$—
Remaining borrowing capacity (1)	1,210,000	1,100,000
Total borrowing capacity (1)	$1,250,000	$1,100,000
Interest rate (2)	4.90%	5.07%
Annual facility fee (3)	0.25%
Unamortized deferred financing costs (3)	$17,427	$9,150
Maturity date (4)	July 31, 2030	July 31, 2028
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $450.0 million and $500.0 million as of September 30, 2026 and December 31, 2025, respectively, under an accordion feature pursuant to the terms of the unsecured revolving credit facility. At December 31, 2025, remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit, which totals approximately $5.2 million.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) and a margin of 1.000% based on our credit rating as of September 30, 2026, and using SOFR plus a SOFR adjustment of 0.10% (together “Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of December 31, 2025.
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

The following table summarizes the balance and terms of our Term Loan Facility:

	Term Loan Facility
	September 30, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings	$200,000	$200,000
Remaining borrowing capacity	50,000	—
Total borrowing capacity (1)	$250,000	$200,000
Interest rate (2)	5.05%	5.02%
Unamortized deferred financing costs (3)	$2,700	$277
Maturity date (4)	July 31, 2031	October 3, 2026
____________________
(1)As of September 30, 2026, we could elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $150.0 million under an accordion feature pursuant to the terms of the Term Loan Facility. As of December 31, 2025, we could elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million under an accordion feature pursuant to the terms of the previous Term Loan Facility.
(2)Our Term Loan Facility interest rate was calculated using SOFR and a margin of 1.150% based on our credit rating as of September 30, 2026, and using Adjusted SOFR and a margin of 1.200% based on our credit rating as of December 31, 2025.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the Term Loan Facility in June 2026, which will continue to be amortized through the maturity date of the Term Loan Facility. Approximately $0.5 million of these costs related to the delayed draw term loan commitments available are included in Prepaid expenses and other assets, net on our consolidated balance sheets, and will continue to be amortized through the amended maturity date.
(4)There are no extension options available under the terms of the amended and restated Term Loan Facility. As of December 31, 2025, one 12-month extension option was available.

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, including the private placement notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. Some of the more restrictive financial covenants include a maximum ratio of total debt to total asset value, a minimum fixed-charge coverage ratio, a maximum ratio of secured debt to total asset value, a minimum unsecured debt ratio, and a minimum unencumbered asset pool debt service coverage ratio. Noncompliance with one or more of the covenants and restrictions could result in the full principal balance of the associated debt becoming immediately due and payable. We were in compliance with all of our financial covenants as of September 30, 2026.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments for all outstanding debt as of September 30, 2026:

Year	(in thousands)
Remaining 2026	$146,470
2027	249,125
2028	400,000
2029	475,000
2030	540,000
2031	550,000
Thereafter	2,050,000
Total aggregate principal value	$4,410,595
Less: unamortized net discounts and deferred financing costs (1)	(33,555)
Total debt, net	$4,377,040
________________________
(1)Includes $23.7 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt, and $9.9 million of unamortized discounts for the unsecured senior notes. Excludes unamortized deferred financing costs on the unsecured revolving credit facility and a portion of unamortized deferred financing costs related to the delayed term loan commitment, which are included in Prepaid expenses and other assets, net, on our consolidated balance sheets.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest

The following table sets forth our gross interest expense and capitalized interest. Capitalized interest was recorded as a cost of development and redevelopment and increased the carrying value of undeveloped land and construction in progress:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Gross interest expense	$51,243	$54,726	$157,011	$158,599
Capitalized interest	(11,867)	(22,574)	(37,490)	(64,455)
Interest expense	$39,376	$32,152	$119,521	$94,144

5.    Stockholders’ Equity of the Company

At-The-Market Stock Offering Program

Under our at-the-market (“ATM”) stock offering program (the “2024 ATM Program”), which commenced in March 2024, we may offer and sell shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to fix a share price on the sale of shares of our common stock at the time an agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at September 30, 2026. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

Share Repurchase Program

Under our current share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. We did not repurchase any shares of common stock during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we repurchased 2,357,739 shares of common stock at a weighted average price of $30.80 per common share for an aggregate purchase price of $72.7 million. The remaining repurchase capacity as of September 30, 2026 was $427.3 million.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Noncontrolling Interests on the Company’s Consolidated Financial Statements

Common Units of the Operating Partnership

The Company owned an approximate 99.0% and 99.1% common general partnership interest in the Operating Partnership as of September 30, 2026 and December 31, 2025, respectively. The remaining approximate 1.0% and 0.9% common limited partnership interest as of September 30, 2026 and December 31, 2025, respectively, was owned by non-affiliated investors in the form of noncontrolling common units. There were 1,133,562 common units outstanding held by these investors as of September 30, 2026 and December 31, 2025.

The noncontrolling common units may be redeemed by unitholders for cash. Except under certain circumstances, we, at our option, may satisfy the cash redemption obligation with shares of the Company’s common stock on a one-for-one basis. If satisfied in cash, the value for each noncontrolling common unit upon redemption is the amount equal to the average of the closing quoted price per share of the Company’s common stock, par value $0.01 per share, as reported on the NYSE for the ten trading days immediately preceding the applicable redemption date. The aggregate value upon redemption of the then-outstanding noncontrolling common units was $38.7 million and $43.2 million as of September 30, 2026 and December 31, 2025, respectively. This redemption value does not necessarily represent the amount that would be distributed with respect to each noncontrolling common unit in the event of our termination or liquidation. In the event of our termination or liquidation, it is generally expected that each common unit would be entitled to a liquidating distribution equal to the liquidating distribution payable in respect of each share of the Company’s common stock.

Noncontrolling Interest in Consolidated Property Partnerships

Refer to Note 7 “Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements” for additional information regarding these Consolidated Property Partnerships.

7.    Noncontrolling Interests on the Operating Partnership’s Consolidated Financial Statements

Consolidated Property Partnerships

On February 20, 2026, the Company entered into an agreement with an unaffiliated third party and formed a new consolidated subsidiary. In connection with this formation, we acquired an approximately 1.1-acre land parcel for the future development project at 1900 Broadway in Redwood City, CA for $36.0 million, of which our joint venture partner contributed $9.0 million. We expect an estimated ownership percentage of 97.4% upon completion of development activities. The related assets, liabilities, and noncontrolling interest recognized in connection with this transaction are included in the consolidated financial statements as of the date of formation. The noncontrolling equity interest was $9.0 million as of September 30, 2026.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.    Share-Based Compensation

Share-Based Compensation Cost Recorded During the Period

The total compensation cost for all share-based compensation programs was $3.9 million and $6.8 million for the three months ended September 30, 2026 and 2025, respectively, and $13.7 million and $17.7 million for the nine months ended September 30, 2026 and 2025, respectively. Of the total share-based compensation costs, $0.7 million and $1.4 million were capitalized as part of real estate assets for the three months ended September 30, 2026 and 2025, respectively, and $2.5 million and $3.7 million were capitalized as part of real estate assets for the nine months ended September 30, 2026 and 2025, respectively.

9.    Rental Income and Future Minimum Rent

The table below sets forth the allocation of rental income between fixed and variable lease payments and net collectability considerations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Fixed lease payments	$213,977	$221,963	$654,800	$679,888
Variable lease payments	53,066	51,963	146,882	146,470
Impact from tenant creditworthiness considerations (1)	(293)	983	(1,281)	(134)
Total rental income	$266,750	$274,909	$800,401	$826,224
_____________________
(1)Represents reserve adjustments to rental income related to our assessment of the collectability of amounts due under leases with our tenants, including recognition of deferred rent balances associated with tenants moved to / restored from a cash basis of revenue recognition and allowances for uncollectible receivables.

We have operating leases with tenants that expire at various dates through 2050 and may be subject to scheduled fixed increases and future renewal options. Leases may also provide for reimbursements of certain property-related operating expenses. Future contractual minimum rent under operating leases, which includes amounts contractually due from leases that are on a cash basis of reporting due to tenant creditworthiness considerations, as of September 30, 2026, for future periods, is summarized as follows:

Year Ending	(in thousands)
Remaining 2026	$195,859
2027	799,438
2028	784,966
2029	707,921
2030	660,105
2031	551,189
Thereafter	1,998,142
Total (1)	$5,697,620
_____________________
(1)Excludes residential leases and leases with an initial term of less than one year.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Commitments and Contingencies

Development and Construction Commitments

As of September 30, 2026, we had commitments ranging from approximately $540.0 million to $560.0 million, excluding our ground lease commitments, for contracts and executed leases directly related to our operating, stabilized development, and future development properties.

Environmental Matters

We had the following accrued environmental remediation liabilities in connection with certain of our future development projects:

	September 30, 2026	December 31, 2025
	(in thousands)
Environmental liabilities	$72,136	$70,030

Legal Matters

We and our properties are subject to routine litigation incidental to our business. As of September 30, 2026, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

11.    Fair Value Measurements and Disclosures

Assets Measured at Fair Value on a Recurring Basis

The only assets we record at fair value on a recurring basis in our consolidated financial statements are the marketable securities related to our Deferred Compensation Plan. The following table sets forth the fair value of our Deferred Compensation Plan:

	Fair Value (Level 1) (1)
	September 30, 2026	December 31, 2025
Description	(in thousands)
Deferred Compensation Plan assets (2)	$34,025	$30,807
________________________
(1)    Based on quoted prices in active markets for identical securities.
(2)    The Deferred Compensation Plan assets are held in a limited rabbi trust.

Financial Instruments Disclosed at Fair Value

The carrying value of the unsecured line of credit balance approximates fair value due to its short-term nature and its variable interest rate. The following table sets forth the carrying value and the fair value of our other financial instruments:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities	(in thousands)
Secured debt, net	$588,777	$577,238	$592,685	$587,244
Unsecured debt, net	$3,748,263	$3,431,406	$3,996,774	$3,834,485

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

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Net Income Available to Common Stockholders Per Share of the Company

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted per-share computations for net income available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts)
Numerator:
Net income available to common stockholders	$15,506	$156,220	$16,144	$263,677
Allocation to participating securities (1)	(71)	(551)	(96)	(911)
Numerator for basic and diluted net income available to common stockholders	$15,435	$155,669	$16,048	$262,766
Denominator:
Basic weighted average vested shares outstanding	116,308,988	118,295,812	116,741,107	118,258,947
Effect of dilutive securities	931,208	526,450	802,640	464,974
Diluted weighted average vested shares and common stock equivalents outstanding	117,240,196	118,822,262	117,543,747	118,723,921
Basic earnings per share:
Net income available to common stockholders per share	$0.13	$1.32	$0.14	$2.22
Diluted earnings per share:
Net income available to common stockholders per share	$0.13	$1.31	$0.14	$2.21
________________________
(1)Participating securities include certain vested time-based RSUs and performance-based RSUs.

Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common shares, including RSUs, is considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2026 and 2025. Certain RSUs are not included in dilutive securities for the three and nine months ended September 30, 2026 and 2025 as they were antidilutive.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.    Net Income Available to Common Unitholders Per Unit of the Operating Partnership

The following table reconciles the numerator and denominator in computing the Operating Partnership’s basic and diluted per-unit computations for net income available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except unit and per unit amounts)
Numerator:
Net income available to common unitholders	$15,657	$157,744	$16,303	$266,239
Allocation to participating securities (1)	(71)	(551)	(96)	(911)
Numerator for basic and diluted net income available to common unitholders	$15,586	$157,193	$16,207	$265,328
Denominator:
Basic weighted average vested units outstanding	117,442,550	119,446,386	117,874,669	119,409,521
Effect of dilutive securities	931,208	526,450	802,640	464,974
Diluted weighted average vested units and common unit equivalents outstanding	118,373,758	119,972,836	118,677,309	119,874,495
Basic earnings per unit:
Net income available to common unitholders per unit	$0.13	$1.32	$0.14	$2.22
Diluted earnings per unit:
Net income available to common unitholders per unit	$0.13	$1.31	$0.14	$2.21
________________________
(1)Participating securities include certain vested time-based RSUs and performance-based RSUs.

    Share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities. The impact of potentially dilutive common units, including RSUs, is considered in our diluted earnings per share calculation for the three and nine months ended September 30, 2026 and 2025. Certain RSUs are not included in dilutive securities for the three and nine months ended September 30, 2026 and 2025 as they were antidilutive.

KILROY REALTY CORPORATION AND KILROY REALTY, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    Supplemental Cash Flows Information of the Company and the Operating Partnership

Supplemental cash flows information of the Company is as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $34,955 and $60,165, respectively	$116,021	$90,110
Cash paid for amounts included in the measurement of ground lease liabilities	$5,304	$5,749
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$58,215	$53,861
Tenant improvements funded directly by tenants	$2,683	$2,503
Contribution of land by noncontrolling interest to consolidated property partnership	$9,000	$—
NON-CASH FINANCING TRANSACTIONS:
Issuance of RSU dividend equivalents	$6,514	$2,433
Accrual of dividends and distributions payable to common stockholders and common unitholders	$63,430	$64,996

Supplemental cash flows information of the Operating Partnership is as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest, net of capitalized interest of $34,955 and $60,165, respectively	$116,021	$90,110
Cash paid for amounts included in the measurement of ground lease liabilities	$5,304	$5,749
NON-CASH INVESTING TRANSACTIONS:
Accrual for expenditures for operating properties and development and redevelopment properties	$58,215	$53,861
Tenant improvements funded directly by tenants	$2,683	$2,503
Contribution of land by noncontrolling interest to consolidated property partnership	$9,000	$—
NON-CASH FINANCING TRANSACTIONS:
Issuance of RSU dividend equivalents	$6,514	$2,433
Accrual of distributions payable to common unitholders	$63,430	$64,996

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

The following table presents Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenues:
Rental income	$266,750	$274,909	$800,401	$826,224
Other property income	4,854	4,835	13,627	14,256
Total revenues	271,604	279,744	814,028	840,480
Expenses:
Property expenses	64,639	61,764	184,056	179,053
Real estate taxes	30,253	25,878	87,337	81,008
Ground leases	3,217	3,018	9,682	9,057
General and administrative expenses	18,408	18,247	58,040	53,623
Leasing costs	2,980	2,610	8,804	7,760
Depreciation and amortization	93,165	87,487	281,069	262,231
Total expenses	212,662	199,004	628,988	592,732
Other Income (Expenses):
Interest income	620	3,119	2,821	4,765
Interest expense	(39,376)	(32,152)	(119,521)	(94,144)
Other income	83	91	224	124
Gains on sales of depreciable operating properties	—	110,484	23,525	127,038
Impairment of real estate assets	—	—	(61,778)	—
Total other (expenses) income	(38,673)	81,542	(154,729)	37,783
Net income	$20,269	$162,282	$30,311	$285,531

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

Overview and Background

We are a self-administered REIT active in premier office, life science, and mixed-use property types in the United States. We own, manage, develop, and acquire primarily premier office and life science properties in the San Francisco Bay Area, Los Angeles, Seattle, San Diego, and Austin, which are markets we believe have long-term strategic advantages and strong barriers to entry. We own our interests in all of our real estate assets and conduct substantially all of our operations through the Operating Partnership, of which we owned an approximate 99.0% and 99.1% common general partnership interest as of September 30, 2026 and December 31, 2025, respectively. All of our properties and development and redevelopment projects are 100% owned, excluding four office properties and one future development project owned by the Consolidated Property Partnerships. As of September 30, 2026, all of our properties are held in fee except for the fourteen office buildings that are held subject to long-term ground leases.

Stabilized Portfolio Information

As of September 30, 2026, our stabilized portfolio was comprised of 123 office and life science properties encompassing an aggregate of approximately 17.1 million rentable square feet. This portfolio includes all properties except properties under development and redevelopment or in the tenant improvement phase, undeveloped land, and real estate assets held for sale, if any. Our stabilized portfolio also excludes our future development pipeline, which, as of September 30, 2026, was comprised of nine potential development sites.

The following table reconciles the changes in the rentable square feet in our stabilized portfolio of operating properties from December 31, 2025 to September 30, 2026, inclusive of four properties owned by the Consolidated Property Partnerships and excluding our residential portfolio:

	Number of Buildings	Rentable Square Feet
Total as of December 31, 2025	121	16,292,164
Completed development properties placed in-service	3	871,738
Dispositions (1)	(1)	(39,192)
Remeasurements (2)	—	22,354
Total as of September 30, 2026	123	17,147,064
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

Occupancy Information

The following table sets forth certain information regarding our stabilized portfolio, excluding our residential portfolio, as of the end of the period presented:

	September 30, 2026			June 30, 2026			December 31, 2025
Region	Number of Buildings	Rentable Square Feet	Occupancy	Number of Buildings	Rentable Square Feet	Occupancy	Number of Buildings	Rentable Square Feet	Occupancy

San Francisco Bay Area	33	6,455,636	75.3%	33	6,436,709	75.3%	30	5,564,971	86.2%
Los Angeles	52	4,246,115	72.2%	52	4,246,048	72.5%	52	4,242,386	75.1%
Seattle	10	2,997,307	79.5%	10	2,997,307	78.9%	10	2,997,623	80.0%
San Diego	27	2,689,031	83.4%	27	2,689,017	84.1%	28	2,728,209	83.7%
Austin	1	758,975	84.0%	1	758,975	84.0%	1	758,975	82.2%
Total	123	17,147,064	76.9%	123	17,128,056	77.0%	121	16,292,164	81.6%

The following table sets forth the average occupancy of certain property groups within our stabilized portfolio for the periods presented:

	Average Occupancy (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stabilized Office & Life Science Portfolio (2)	76.8%	80.7%	77.3%	81.0%
Same Property Portfolio (3)	81.2%	81.6%	81.7%	81.5%
Residential Portfolio (4)	94.8%	93.2%	95.1%	94.1%
________________________
(1)Occupancy percentages reported are calculated as the average of the daily ending occupancy percentages for the period presented. Represents economic occupancy for space where we have achieved revenue recognition for the associated lease agreements.
(2)    Kilroy Oyster Point Phase 2 (“KOP 2”) stabilized during the three months ended March 31, 2026. Excluding KOP 2, the average stabilized portfolio occupancy was 80.5% and 81.1% for the three and nine months ended September 30, 2026.
(3)    The same property portfolio includes all properties owned and included in the stabilized portfolio for two comparable reporting periods, i.e., owned and included in the stabilized portfolio as of January 1, 2025 and still owned and included in the stabilized portfolio as of September 30, 2026.
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

Significant Tenants

Refer to our 2025 Annual Report on Form 10-K for information about our 20 largest tenants. There have been no significant changes to the composition of the 20 largest tenants outside of the ordinary course of business during the nine months ended September 30, 2026.

Factors That May Influence Future Results of Operations

Leasing

Leasing Activity and Changes in Rental Rates

The amount of rental income generated by our properties depends principally on our ability to maintain current occupancy rates and to lease currently available space, including space at newly developed or redeveloped properties and newly acquired properties. The amount of rental income we generate also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods. The following tables set forth certain information regarding leasing activity during the three and nine months ended September 30, 2026:

Leases Executed (1)

Quarter to Date	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI / LC per Sq. Ft. (2)	TI / LC per Sq. Ft. / Year (2)
	New	Renewal	New	Renewal	Total
2nd Gen Leasing (3)	19	14	335,401	343,139	678,540	99	$94.43	$11.48
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (4)	8	—	124,271	—	124,271	101	$283.72	$39.01
Total	27	14	459,672	343,139	802,811

Year to Date	Number of Leases		Rentable Square Feet			Weighted Average Lease Term (in months)	TI / LC per Sq. Ft. (2)	TI / LC per Sq. Ft. / Year (2)
	New	Renewal	New	Renewal	Total
2nd Gen Leasing (3)	57	38	699,845	522,145	1,221,990	81	$78.32	$11.08
1st Gen / Major Repositioning / In-Process Development & Redevelopment Leasing (4)	16	—	414,248	—	414,248	148	$300.54	$29.53
Total	73	38	1,114,093	522,145	1,636,238

	Quarter to Date		Year to Date
2nd Gen Leasing Change in Rents	Changes in GAAP Rents (5)	Changes in Cash Rents (6)	Changes in GAAP Rents (5)	Changes in Cash Rents (6)
Leases Signed On Space Vacant Less Than or Equal to 12 Months	37.9%	13.9%	32.8%	12.6%
All Leases Signed	30.6%	9.7%	17.5%	2.1%

Retention Rate Calculations	Quarter to Date	Year to Date
Retention Rate (7)	78.3%	45.0%
Retention Rate, including subtenants (8)	81.2%	50.2%
________________________
(1)Includes 100% of the Consolidated Property Partnerships. Excludes leases with a lease term of less than one year (i.e. short-term leases). During the three months ended September 30, 2026, the Company signed 11,880 square feet of new short-term leasing on vacant space. During the nine months ended September 30, 2026, the Company signed 122,169 square feet of short-term leases, comprised of 76,437 square feet of new leasing on vacant space and 45,732 square feet of renewal leasing.
(2)Includes tenant improvements and third-party leasing commissions and excludes tenant-funded tenant improvements and indirect leasing costs.
(3)Leasing at properties in the Stabilized Portfolio related to space that has been previously leased, excluding short-term leasing. Tenant improvement and leasing commission capital expenditures for projects classified as Major Repositioning are captured in 2nd Gen Capital Expenditures.
(4)New leasing activity on vacant space at recently completed Development and Redevelopment projects and new leasing new leasing activity at space that was vacant upon acquisition (“1st Gen”); space for which significant non-recurring capital expenditures are incurred to reposition and is expected to result in additional revenue generated when re-leased (“Major Repositioning”) that have been added to the Stabilized Portfolio; and space at our in-process Development and Redevelopment projects.
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

Lease Expirations (1)(2)

The following tables set forth certain information regarding our scheduled lease expirations for our stabilized portfolio, excluding our residential properties, by year and by region for the remainder of 2026 and in 2027:

Year of Lease Expiration	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

Month-to-Month	83	35,367	N/A	N/A	N/A	N/A

Remainder of 2026	22	240,343	1.8%	$10,710	1.4%	$44.56
2027	67	984,628	7.6%	36,146	4.7%	36.71
2028	77	1,108,764	8.5%	68,070	8.9%	61.39
2029	70	1,523,523	11.7%	80,152	10.4%	52.61
2030	73	1,764,229	13.5%	106,144	13.8%	60.16
Thereafter	200	7,414,236	56.9%	466,587	60.8%	62.93
Total	509	13,035,723	100.0%	$767,809	100.0%	$58.90

Year	Region	Number of Expiring Leases	Total Square Feet	% of Total Leased Sq. Ft.	Annualized Base Rent (in thousands) (3)	% of Total Annualized Base Rent (3)	Annualized Base Rent per Sq. Ft. (3)

2026	San Francisco Bay Area	3	19,545	0.1%	$1,197	0.2%	$61.24
	Los Angeles	13	106,052	0.9%	3,729	0.5%	35.16
	Seattle	4	109,332	0.8%	5,464	0.7%	49.98
	San Diego	2	5,414	—%	320	—%	59.11
	Austin	—	—	—%	—	—%	—
	Total	22	240,343	1.8%	$10,710	1.4%	$44.56

2027	San Francisco Bay Area	5	34,600	0.3%	$1,347	0.2%	$38.93
	Los Angeles	46	794,446	6.1%	27,453	3.6%	34.56
	Seattle	9	69,446	0.5%	2,119	0.3%	30.51
	San Diego	7	86,136	0.7%	5,227	0.6%	60.68
	Austin	—	—	—%	—	—%	—
	Total	67	984,628	7.6%	$36,146	4.7%	$36.71
________________________
(1)Represents all in-place leases as of September 30, 2026, excluding intercompany leases.
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

Adjusting for leases that have been backfilled or re-leased to a subtenant as of September 30, 2026 but not yet commenced, the remaining 2026, 2027, and 2028 expirations would be 153,468, 958,485, and 1,055,370 square feet, respectively.

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

Development and Redevelopment Programs

Stabilized Development Project

During the first quarter of the nine months ended September 30, 2026, we completed and added the following development project to the stabilized development portfolio:

•Kilroy Oyster Point (Phase 2), South San Francisco, California. In June 2021, we commenced construction on Phase 2 of this 39-acre life science campus situated on the waterfront in South San Francisco and progressed the property to the tenant improvement phase during the first quarter of 2025. The second phase encompassed 871,738 square feet of office and life science space across three buildings with a total estimated investment of $1.2 billion. We added the property to the stabilized portfolio in the first quarter of 2026 upon reaching one year since substantial completion. The project is 7% occupied and 49% leased.

Future Development Pipeline

As of September 30, 2026, our future development pipeline included the following projects:

Future Development Pipeline	Location	Approx. Developable Square Feet / Residential Units (1)	Total Costs-to-Date as of 9/30/2026 (in millions)

San Francisco Bay Area
Flower Mart	San Francisco CBD	2,300,000	$689.9
Kilroy Oyster Point - Phases 3 and 4	South San Francisco	875,000 - 1,000,000	253.4
1900 Broadway (2)	Other Peninsula	251,000	78.1
Los Angeles
1633 26th Street (3)	West Los Angeles	190,000	16.8
Seattle
SIXO	Lake Union / Denny Regrade	925,000 and 650 units	196.8
San Diego
Santa Fe Summit (3)	56 Corridor	600,000 - 650,000	118.3
2045 Pacific Highway	Little Italy / Point Loma	275,000	52.0
Kilroy East Village (4)	East Village	1,100 units	63.1
Austin
Stadium Tower	Stadium District / Domain	493,000	75.7
Total Costs, net			$1,544.1
Environmental Liability Obligations and Asset Retirement Obligations			73.8
Total Costs			$1,617.9
________________________
(1)Project scope, including the estimated developable square feet or number of residential units, could change materially from estimates provided due to one or more of the following: significant changes in the economy, market conditions, tenant requirements and demands, construction costs, new supply, regulatory and entitlement processes, or project design.
(2)Owned in a consolidated joint venture. Project is 58% pre-leased and is anticipated to commence construction in 2027, with delivery scheduled for 2030, at which time the Company’s ownership interest is expected to be 97%.
(3)Subject to signed purchase and sale agreements and non-refundable deposits as of the date of this filing. Both development sites are anticipated to close upon receipt of residential entitlements and permits, which is expected to occur beginning in phases in early 2027.
(4)Anticipated to close during the fourth quarter for an estimated sales price of $19.5 million. No impairment was recorded as of September 30, 2026 as the property did not meet held for sale criteria and was deemed recoverable based on a probability-weighted undiscounted future cash flow assessment.

Our land holdings have historically been intended for future development. As a result of current market conditions, we continue to evaluate the timing, scope, and economic viability of the development of these assets, as well as alternative strategies. Although our probability-weighted impairment analyses did not result in the recognition of an impairment loss as of September 30, 2026, a change in our development plans, intended use, or anticipated holding period, or changes in the expected economics of future development, could result in an impairment loss in a future period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Capitalized Interest
Average Qualifying Costs (1)	$1,027,020	$1,974,224	$1,096,265	$1,918,482
Capitalized Interest	$11,867	$22,574	$37,490	$64,455

Other Capitalized Costs
Capitalized Internal Overhead Costs (2)	$3,702	$4,682	$11,531	$13,123
Other Capitalized Development Costs (3)	$2,437	$7,353	$7,181	$17,832
________________________
(1)The average qualifying costs for the nine months ended September 30, 2026 includes costs incurred for KOP 2 through stabilization in Q1 2026.
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

Results of Operations

Net Operating Income

Management internally evaluates the operating performance and financial results of our stabilized portfolio based on Net Operating Income. We define “Net Operating Income” as revenues less lease termination fees and consolidated operating expenses (property expenses, real estate taxes, and ground lease rent).

Net Operating Income is considered by management to be an important and appropriate supplemental performance measure to net income because we believe it helps both investors and management understand the core operations of our properties. Net Operating Income is an unlevered operating performance metric that allows for a useful comparison of the operating performance of individual assets or groups of assets. Because the Company’s Net Operating Income metrics exclude lease termination fees, leasing costs, general and administrative expenses, interest expense, depreciation and amortization, other income and expenses, impairment of real estate assets, and gains and losses, they provide performance measures that, when compared year over year, reflect the consolidated revenues and expenses directly associated with owning and operating commercial real estate and the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing a perspective on operations not immediately apparent from net income. In addition, Net Operating Income is considered by many in the real estate industry to be a useful starting point for determining the value of a real estate asset or group of assets. Other real estate companies may use different methodologies for calculating Net Operating Income and, accordingly, our presentation of Net Operating Income may not be comparable to other real estate companies. Because of the exclusion of the items shown in the reconciliation below, Net Operating Income should only be used as a supplemental measure of our financial performance and not as an alternative to GAAP net income.

Management further evaluates Net Operating Income by evaluating the performance from the following property groups:

•Same Property Portfolio – includes the consolidated results of all properties that were owned and included in our stabilized portfolio for two comparable reporting periods, i.e., owned and included in our stabilized portfolio as of January 1, 2025 and still owned and included in the stabilized portfolio as of September 30, 2026, including our residential property in San Diego, California;

•Re/Development Properties – includes the results generated by certain of our in-process development and redevelopment projects, expenses for certain of our future development projects, and the results generated by the two stabilized redevelopment properties that were added to the stabilized portfolio in the third quarter of 2025 and the one development property added to the stabilized portfolio in the first quarter of 2026;

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

The following table sets forth certain information regarding the property groups within our stabilized portfolio as of September 30, 2026:

Group	# of Buildings	Rentable Square Feet
Same Property Portfolio	113	15,635,655
Re/Development Properties (1)	5	972,877
Acquisition Properties	5	538,532
Total Stabilized Portfolio (2)	123	17,147,064
________________________
(1)Excludes development projects in the tenant improvement phase, our in-process development projects, and future development projects.
(2)Excludes our residential property, measured in units.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The following table summarizes our Net Operating Income for our total portfolio:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$15,506	$156,220	$(140,714)	(90.1)%
Net income attributable to noncontrolling common units of the Operating Partnership	151	1,524	(1,373)	(90.1)%
Net income attributable to noncontrolling interests in consolidated property partnerships	4,612	4,538	74	1.6%
Net income	$20,269	$162,282	$(142,013)	(87.5)%
Lease termination fees	(315)	(309)	(6)	1.9%
General and administrative expenses	18,408	18,247	161	0.9%
Leasing costs	2,980	2,610	370	14.2%
Depreciation and amortization	93,165	87,487	5,678	6.5%
Interest income	(620)	(3,119)	2,499	(80.1)%
Interest expense	39,376	32,152	7,224	22.5%
Other expense	(83)	(91)	8	(8.8)%
Gains on sales of depreciable operating properties	—	(110,484)	110,484	100.0%
Net Operating Income	$173,180	$188,775	$(15,595)	(8.3)%

The following tables summarize our Net Operating Income for our total portfolio:

	Three Months Ended September 30,
	2026					2025
	Same Property	Re/ Develop- ment	Acquisi- tion	Disposi- tion	Total	Same Property	Re/ Develop- ment	Acquisi- tion	Disposi- tion	Total
	(in thousands)
Operating revenues:
Rental income	$254,390	$1,869	$10,403	$(227)	$266,435	$252,566	$33	$1,052	$20,949	$274,600
Other property income	4,236	361	83	174	4,854	4,125	236	—	474	4,835
Total	258,626	2,230	10,486	(53)	271,289	256,691	269	1,052	21,423	279,435
Property and related expenses:
Property expenses	58,619	3,028	3,201	(209)	64,639	55,020	345	369	6,030	61,764
Real estate taxes	25,296	3,977	1,149	(169)	30,253	23,011	720	154	1,993	25,878
Ground leases	3,217	—	—	—	3,217	3,018	—	—	—	3,018
Total	87,132	7,005	4,350	(378)	98,109	81,049	1,065	523	8,023	90,660
Net Operating Income (Loss)	$171,494	$(4,775)	$6,136	$325	$173,180	$175,642	$(796)	$529	$13,400	$188,775

	Three Months Ended September 30, 2026 as compared to the Three Months Ended September 30, 2025
	Same Property		Re/Development	Acquisition	Disposition	Total
	Dollar Change	Percent Change	Dollar Change	Dollar Change	Dollar Change	Dollar Change
	($ in thousands)
Operating revenues:
Rental income	$1,824	0.7%	$1,836	$9,351	$(21,176)	$(8,165)
Other property income	111	2.7%	125	83	(300)	19
Total	1,935	0.8%	1,961	9,434	(21,476)	(8,146)
Property and related expenses:
Property expenses	3,599	6.5%	2,683	2,832	(6,239)	2,875
Real estate taxes	2,285	9.9%	3,257	995	(2,162)	4,375
Ground leases	199	6.6%	—	—	—	199
Total	6,083	7.5%	5,940	3,827	(8,401)	7,449
Net Operating Income Impact	$(4,148)	(2.4)%	$(3,979)	$5,607	$(13,075)	$(15,595)

Net Operating Income decreased $15.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily resulting from:

•A decrease of $13.1 million attributable to the Disposition Properties;

•A decrease of $4.0 million attributable to the Re/Development Properties, primarily due to one development property with limited occupancy added to the stabilized portfolio in the first quarter of 2026, which resulted in the cessation of cost capitalization, and a decrease in recoverable operating expenses due to low occupancy; and

•A decrease of $4.1 million attributable to the Same Property Portfolio, which was driven by the following activity:

•An increase in total operating revenues of $1.9 million, primarily due to a(n):

•$0.9 million increase in revenues primarily due to parking and residential income;

•$0.9 million increase in reimbursement revenues, primarily due to an increase in recoverable operating expenses;

•$0.6 million increase in revenue primarily due to lower bad debt expense in 2026; and

•$0.5 million increase in settlement income.

Partially offset by:

•$0.9 million decrease in base rent attributable to $0.7 million from lower average occupancy levels and $0.2 million from lower rental rates; and

•$0.1 million decrease in amortization of deferred income and tenant funded improvements, mainly resulting from tenant move outs.

•An increase in property and related expenses of $6.1 million, primarily due to a(n):

•Approximately $3.6 million increase in property expenses, primarily due to an increase in utilities, contract services and security;

•$2.3 million increase in real estate taxes, primarily due to $1.6 million of lower property tax refunds received in 2026 and a $0.6 million increase resulting from higher assessed property values; and

•$0.2 million increase in ground lease expense.

Partially offset by:

•An increase of $5.6 million attributable to the Acquisition Properties.

General and Administrative Expenses

General and administrative expenses remained generally consistent for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Leasing Costs

Leasing costs increased $0.4 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to an increase in leasing deal costs and leasing overhead during the three months ended September 30, 2026.

Depreciation and Amortization

Depreciation and amortization increased $5.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to the following:

•An increase of $5.5 million attributable to a full quarter of expense related to the Acquisition Properties;

•An increase of $5.8 million attributable to the Re/Development Properties, primarily due to the one property added to the stabilized portfolio in the first quarter of 2026; and

•An increase of $1.1 million attributable to the Same Property Portfolio, primarily due to revenue recognition commencing for three tenants in the Seattle region in the third quarter of 2025, fourth quarter of 2025, and first quarter of 2026.

Partially offset by:

•A decrease of $6.7 million attributable to the Disposition Properties.

Interest Income

Interest income decreased $2.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to lower average balances maintained in interest-bearing accounts.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$51,243	$54,726	$(3,483)	(6.4)%
Capitalized interest	(11,867)	(22,574)	10,707	(47.4)%
Interest expense	$39,376	$32,152	$7,224	22.5%

Average Qualifying Costs	$1,027,020	$1,974,224	$(947,204)	(48.0)%
Weighted Average Interest and Loan Fee Amortization Rate	4.62%	4.54%		0.08%

Gross interest expense, before the effect of capitalized interest, decreased $3.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to a decrease in the average outstanding debt balance for the three months ended September 30, 2026.

Capitalized interest decreased $10.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to the stabilization of the one development property added to the stabilized portfolio during the first quarter of 2026, at which point we stopped capitalizing interest. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships remained generally consistent for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The amounts reported for the three months ended September 30, 2026 and 2025 are comprised of the share of net income attributable to noncontrolling interests for 100 First LLC, 303 Second LLC, Redwood LLC, and 1900 Broadway LLC. See Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The following table summarizes our Net Operating Income for our total portfolio:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
	($ in thousands)
Reconciliation of Net Income Available to Common Stockholders to Net Operating Income, as defined:
Net Income Available to Common Stockholders	$16,144	$263,677	$(247,533)	(93.9)%
Net income attributable to noncontrolling common units of the Operating Partnership	159	2,562	(2,403)	(93.8)%
Net income attributable to noncontrolling interests in consolidated property partnerships	14,008	19,292	(5,284)	(27.4)%
Net income	$30,311	$285,531	$(255,220)	(89.4)%
Lease termination fees	(1,077)	(11,569)	10,492	(90.7)%
General and administrative expenses	58,040	53,623	4,417	8.2%
Leasing costs	8,804	7,760	1,044	13.5%
Depreciation and amortization	281,069	262,231	18,838	7.2%
Interest income	(2,821)	(4,765)	1,944	(40.8)%
Interest expense	119,521	94,144	25,377	27.0%
Other income	(224)	(124)	(100)	80.6%
Gains on sales of depreciable operating properties	(23,525)	(127,038)	103,513	(81.5)%
Impairment of real estate assets	61,778	—	61,778	100.0%
Net Operating Income	$531,876	$559,793	$(27,917)	(5.0)%

The following tables summarize our Net Operating Income for our total portfolio:

	Nine Months Ended September 30,
	2026					2025
	Same Property	Re/Develop- ment	Acquisi- tion	Disposi- tion	Total	Same Property	Re/Develop- ment	Acquisi- tion	Disposi- tion	Total
	(in thousands)
Operating revenues:
Rental income	$757,265	$3,868	$30,376	$7,815	$799,324	$747,545	$296	$1,052	$65,762	$814,655
Other property income	11,834	1,024	324	445	13,627	12,058	676	—	1,522	14,256
Total	769,099	4,892	30,700	8,260	812,951	759,603	972	1,052	67,284	828,911
Property and related expenses:
Property expenses	164,731	7,470	8,726	3,129	184,056	158,824	1,075	369	18,785	179,053
Real estate taxes	71,774	10,527	3,671	1,365	87,337	70,199	2,247	154	8,408	81,008
Ground leases	9,682	—	—	—	9,682	9,057	—	—	—	9,057
Total	246,187	17,997	12,397	4,494	281,075	238,080	3,322	523	27,193	269,118
Net Operating Income (Loss)	$522,912	$(13,105)	$18,303	$3,766	$531,876	$521,523	$(2,350)	$529	$40,091	$559,793

	Nine Months Ended September 30, 2026 as compared to the Nine Months Ended September 30, 2025
	Same Property		Re/Development	Acquisition	Disposition	Total
	Dollar Change	Percent Change	Dollar Change	Dollar Change	Dollar Change	Dollar Change
	($ in thousands)
Operating revenues:
Rental income	$9,720	1.3%	$3,572	$29,324	$(57,947)	$(15,331)
Other property income	(224)	(1.9)%	348	324	(1,077)	(629)
Total	9,496	1.3%	3,920	29,648	(59,024)	(15,960)
Property and related expenses:
Property expenses	5,907	3.7%	6,395	8,357	(15,656)	5,003
Real estate taxes	1,575	2.2%	8,280	3,517	(7,043)	6,329
Ground leases	625	6.9%	—	—	—	625
Total	8,107	3.4%	14,675	11,874	(22,699)	11,957
Net Operating Income Impact	$1,389	0.3%	$(10,755)	$17,774	$(36,325)	$(27,917)

Net Operating Income decreased $27.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily resulting from:

•A decrease of $36.3 million attributable to the Disposition Properties; and

•A decrease of $10.8 million attributable to the Re/Development Properties, primarily due to one development property with limited occupancy added to the stabilized portfolio in the first quarter of 2026, which resulted in the cessation of cost capitalization.

Partially offset by:

•An increase of $17.8 million attributable to the Acquisition Properties; and

•An increase of $1.4 million attributable to the Same Property Portfolio, which was driven by the following activity:

•An increase in total operating revenues of $9.5 million primarily due to a(n):

•$4.6 million increase in settlement income;

•$2.8 million increase in base rent attributable to $1.1 million from higher average occupancy levels and $1.7 million from higher rental rates;

•$2.2 million increase in revenues primarily due to parking and residential income;

•$1.3 million increase in reimbursement revenues, primarily due to an increase in recoverable operating expenses; and

•$0.6 million increase in revenue primarily due to lower bad debt expense in 2026.

Partially offset by:

•$2.0 million decrease in amortization of deferred income and tenant funded improvements, mainly resulting from tenant move outs.

•An increase in property and related expenses of $8.1 million primarily due to a(n):

•Approximately $5.9 million increase in property expenses, primarily due to an increase in utilities, contract services, janitorial and security;

•$1.6 million increase in real estate taxes, primarily due to a $1.3 million increase resulting from higher assessed property values and $0.3 million of lower property tax refunds received in 2026; and

•$0.6 million increase in ground lease expense.

Lease Termination Fees

Lease termination fees decreased $10.5 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a large lease termination fee recognized for one of the tenants in the San Francisco region in the second quarter of 2025.

General and Administrative Expenses

General and administrative expenses increased $4.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a $2.5 million increase in software expense and corporate initiatives and a $1.9 million increase in compensation expenses and lower internal overhead capitalization.

Leasing Costs

Leasing costs increased $1.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to an increase in leasing deal costs and leasing overhead during the nine months ended September 30, 2026.

Depreciation and Amortization

Depreciation and amortization increased $18.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the following:

•An increase of $20.2 million attributable to the Acquisition Properties;

•An increase of $16.0 million attributable to the Re/Development Properties, primarily due to the one property added to the stabilized portfolio in the first quarter of 2026; and

•An increase of $3.7 million attributable to the Same Property Portfolio, primarily due to revenue recognition commencing for numerous tenants in late 2025 and throughout 2026, partially offset by early lease terminations for two tenants in the San Francisco Bay area in 2025.

Partially offset by:

•A decrease of $21.1 million attributable to the Disposition Properties.

Interest Income

Interest income decreased $1.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to lower average balances maintained in interest-bearing accounts and lower rates.

Interest Expense

The following table sets forth our gross interest expense and capitalized interest:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change
	($ in thousands)
Gross interest expense	$157,011	$158,599	$(1,588)	(1.0)%
Capitalized interest	(37,490)	(64,455)	26,965	(41.8)%
Interest expense	$119,521	$94,144	$25,377	27.0%

Average Qualifying Costs	$1,096,265	$1,918,482	$(822,217)	(42.9)%
Weighted Average Interest and Loan Fee Amortization Rate	4.60%	4.49%		0.11%

Gross interest expense, before the effect of capitalized interest, decreased $1.6 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a decrease in the average outstanding debt balance for the nine months ended September 30, 2026.

Capitalized interest decreased $27.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the stabilization of the one development property added to the stabilized portfolio during the first quarter of 2026, at which point we stopped capitalizing interest. Capitalized interest will vary based on the current status of active development or redevelopment projects and our future development pipeline. For additional information about the potential impact of inflation on our interest expense and construction costs, and the impact on our business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy our debt service obligations, refer to “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

Net Income Attributable to Noncontrolling Interests in Consolidated Property Partnerships

Net income attributable to noncontrolling interests in consolidated property partnerships decreased $5.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to lease termination fee income from one tenant in 2025. The amounts reported for the nine months ended September 30, 2026 and 2025 are comprised of the share of net income attributable to noncontrolling interests for 100 First LLC, 303 Second LLC, Redwood LLC and 1900 Broadway LLC. See Note 1 “Organization, Ownership, and Basis of Presentation” to our consolidated financial statements included in this report for additional information.

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

Liquidity Highlights

As of September 30, 2026, the Company had approximately $1.4 billion in available liquidity, including $1.2 billion available under the revolving credit facility, $50.0 million available under the unsecured term loan facility, and $94.3 million of cash and cash equivalents. We believe that our available liquidity makes us well positioned to navigate any additional future uncertainties.

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

On September 14, 2026, the Board of Directors declared a regular quarterly cash dividend of $0.54 per share of common stock. The regular quarterly cash dividend was payable to stockholders of record on September 30, 2026 and a corresponding cash distribution of $0.54 per Operating Partnership unit was payable to holders of the Operating Partnership’s common limited partnership interests of record on September 30, 2026, including those owned by the Company. The total cash quarterly dividends and distributions paid on October 14, 2026 were $63.4 million.

The covenants contained within certain of our unsecured debt obligations generally prohibit the Company from making distribution payments during an event of default except to the extent that such payments result in distributions sufficient to (i) maintain our qualification as a REIT for federal and state income tax purposes, and (ii) avoid the payment of federal or state income or excise tax.

Capitalization

As of September 30, 2026, our total debt as a percentage of total market capitalization was 53.0%, as shown in the following table:

	Shares / Units	Aggregate Principal Amount or $ Value Equivalent (in thousands)	% of Total Market Capitalization

Debt: (1)
Unsecured Line of Credit		$40,000	0.5%
Term Loan Facility due 2031		200,000	2.4%
Unsecured Senior Notes Series A & B due 2027 & 2029		250,000	3.0%
Unsecured Senior Notes due 2031		350,000	4.2%
Unsecured Senior Notes due 2028 (2)		400,000	4.8%
Unsecured Senior Notes due 2029		400,000	4.8%
Unsecured Senior Notes due 2030		500,000	6.0%
Unsecured Senior Notes due 2032 (2)		425,000	5.1%
Unsecured Senior Notes due 2033 (2)		450,000	5.4%
Unsecured Senior Notes due 2035		400,000	4.8%
Unsecured Senior Notes due 2036		400,000	4.8%
Secured debt		595,595	7.2%
Total debt		$4,410,595	53.0%
Equity and Noncontrolling Interests in the Operating Partnership: (3)
Common limited partnership units outstanding (4)	1,133,562	$37,714	0.5%
Shares of common stock outstanding	116,308,988	3,869,600	46.5%
Total Equity and Noncontrolling Interests in the Operating Partnership		$3,907,314	47.0%
Total Market Capitalization		$8,317,909	100.0%
________________________
(1)    Represents gross aggregate principal amount due at maturity before the effect of the following at September 30, 2026: $23.7 million of unamortized deferred financing costs for the unsecured term loan facility, unsecured senior notes, and secured debt and $9.9 million of unamortized discounts for the unsecured senior notes.
(2)    Green bond.
(3)    Value based on closing price per share of our common stock of $33.27, as of September 30, 2026.
(4)    Includes common units of the Operating Partnership not owned by the Company. Excludes noncontrolling interests in consolidated property partnerships.

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

The following table summarizes the balance and terms of our unsecured revolving credit facility:

	Unsecured Revolving Credit Facility
	September 30, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings	$40,000	$—
Remaining borrowing capacity (1)	1,210,000	1,100,000
Total borrowing capacity (1)	$1,250,000	$1,100,000
Interest rate (2)	4.90%	5.07%
Annual facility fee (3)	0.25%
Unamortized deferred financing costs (3)	$17,427	$9,150
Maturity date (4)	July 31, 2030	July 31, 2028
________________________
(1)We may elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $450.0 million and $500.0 million as of September 30, 2026 and December 31, 2025, respectively, under an accordion feature pursuant to the terms of the unsecured revolving credit facility. At December 31, 2025, remaining and total borrowing capacity are further reduced by the amount of our outstanding letters of credit, which totals approximately $5.2 million.
(2)Our unsecured revolving credit facility interest rate was calculated using the Secured Overnight Financing Rate (“SOFR”) and a margin of 1.000% based on our credit rating as of September 30, 2026, and using SOFR plus a SOFR adjustment of 0.10% (together “Adjusted SOFR”) and a margin of 1.100% based on our credit rating as of December 31, 2025.
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

The following table summarizes the balance and terms of our Term Loan Facility:

	Term Loan Facility
	September 30, 2026	December 31, 2025
	($ in thousands)
Outstanding borrowings (1)	$200,000	$200,000
Remaining borrowing capacity	50,000	—
Total borrowing capacity	$250,000	$200,000
Interest rate (2)	5.05%	5.02%
Unamortized deferred financing costs (3)	$2,700	$277
Maturity date (4)	July 31, 2031	October 3, 2026
____________________
(1)As of September 30, 2026, we could elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $150.0 million under an accordion feature pursuant to the terms of the Term Loan Facility. As of December 31, 2025, we could elect to borrow, subject to bank approval and obtaining commitments for any additional borrowing capacity, up to an additional $130.0 million under an accordion feature pursuant to the terms of the previous Term Loan Facility.
(2)Our Term Loan Facility interest rate was calculated using SOFR and a margin of 1.150% based on our credit rating as of September 30, 2026, and using Adjusted SOFR and a margin of 1.200% based on our credit rating as of December 31, 2025.
(3)We incurred debt origination and legal costs in connection with the amendment and restatement of the Term Loan Facility in June 2026, which will continue to be amortized through the maturity date of the Term Loan Facility. Approximately $0.5 million of these costs related to the delayed draw term loan commitments available are included in Prepaid expenses and other assets, net on our consolidated balance sheets, and will continue to be amortized through the amended maturity date.
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

In connection with our capital recycling strategy, during the nine months ended September 30, 2026, we completed the sale of four operating properties to unaffiliated third parties for gross proceeds totaling approximately $347.5 million. The timing of any potential future disposition or strategic venture transactions will depend on market conditions and other factors, including, but not limited to, our capital needs, the availability of financing for potential buyers (which has been and may continue to be constrained due to current economic and market conditions), and our ability to absorb or defer some or all of the taxable gains on the sales.

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

At-The-Market Stock Offering Program

Under the 2024 ATM Program, which commenced in March 2024, we may offer and sell shares of the Company’s common stock having an aggregate gross sales price of up to $500.0 million from time to time in “at-the-market” offerings. In connection with the 2024 ATM Program, the Company may also, at its discretion, enter into forward equity sale agreements. The use of forward equity sale agreements allows the Company to fix a share price on the sale of shares of our common stock at the time an agreement is executed but defer settling the forward equity sale agreements and receiving the proceeds from the sale of shares until a later date. The Company did not have any outstanding forward equity sale agreements to be settled at September 30, 2026. Since commencement of the 2024 ATM Program, we have not completed any sales of common stock.

Liquidity Uses

Unsecured Debt

Repayment of $200.0 million and $50.0 million Unsecured Senior Notes due 2026

During 2026, the Company repaid an aggregate $250.0 million of unsecured private placement senior notes at par. In April 2026, the Company repaid the outstanding $50.0 million of 4.300% Private Placement Senior Notes, Series A, which were scheduled to mature in July 2026. In July 2026, the Operating Partnership repaid the outstanding $200.0 million of 4.350% Private Placement Senior Notes, Series B, which were scheduled to mature in October 2026.

Contractual Obligations

Refer to our 2025 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes outside of the ordinary course of business to these contractual obligations during the nine months ended September 30, 2026, with the exception of the additional development commitments for 1900 Broadway.

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

Development

We believe we may spend between $25.0 million to $75.0 million on development projects throughout the remainder of 2026. The ultimate timing of these expenditures may fluctuate given construction progress and leasing status of the projects, or as a result of events outside our control, such as delays or increased costs as a result of heightened inflation and market conditions. We expect that any material additional development activities will be funded with borrowings under the unsecured revolving credit facility, the public or private issuance of debt or equity securities, the disposition of assets under our capital recycling program, or strategic venture opportunities. We cannot provide assurance that development projects will be completed on the terms, for the amounts, or on the timelines currently contemplated, or at all.

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

Debt Composition

The composition of the Operating Partnership’s aggregate debt balances between secured and unsecured and fixed-rate and variable-rate debt was as follows:

	Percentage of Total Debt (1) (2)		Weighted Average Interest Rate (1) (2)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Secured vs. unsecured:
Unsecured	86.5%	87.0%	4.1%	4.1%
Secured	13.5%	13.0%	5.2%	5.1%
Variable-rate vs. fixed-rate:
Variable-rate	5.4%	4.3%	5.0%	5.0%
Fixed-rate	94.6%	95.7%	4.2%	4.2%
Stated rate			4.3%	4.3%
Effective rate (3)			4.6%	4.6%
________________________
(1)    As of the end of the period presented.
(2)    As of December 31, 2025, there was no outstanding balance on the unsecured revolving credit facility.
(3)    Includes the impact of an unused facility fee, amortization of deferred financing costs, and amortization of discounts.

Share Repurchase Program

Under our current share repurchase program, which commenced in February 2024 (the “Share Repurchase Program”), we are authorized to repurchase shares of the Company’s common stock having an aggregate gross purchase price of up to $500.0 million. Under the Share Repurchase Program, repurchases may be made from time to time using a variety of methods, which may include open market purchases and privately negotiated transactions. The specific timing, price, and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not have a termination date and repurchases may be discontinued at any time. We did not repurchase any shares of common stock during the three months ended September 30, 2026. During the nine months ended September 30, 2026, we repurchased 2,357,739 shares of common stock at a weighted average price of $30.80 per common share for an aggregate purchase price of $72.7 million. The remaining repurchase capacity as of September 30, 2026 was $427.3 million.

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

Financial Covenants and Restrictions

The unsecured revolving credit facility, unsecured term loan facility, unsecured senior notes, and certain other secured debt arrangements contain covenants and restrictions requiring us to meet certain financial ratios and reporting requirements. The Operating Partnership was in compliance with all of its financial covenants as of September 30, 2026. Our current expectation is that the Operating Partnership will continue to meet the requirements of its financial covenants in both the short and long term. However, in the event of an economic slowdown or continued volatility in the credit markets, there is no certainty that the Operating Partnership will be able to continue to satisfy all the covenant requirements.

Consolidated Historical Cash Flows Summary

The following summary discussion of our consolidated historical cash flows is based on the consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. Changes in our cash flows include changes in cash and cash equivalents. Our historical cash flow activity is as follows:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change
	($ in thousands)
Net cash provided by operating activities	$385,050	$457,235	$(72,185)	(15.8)%
Net cash provided by (used in) investing activities	48,939	(10,919)	59,858	(548.2)%
Net cash used in financing activities	(518,754)	(239,590)	(279,164)	116.5%
Net (decrease) increase in cash and cash equivalents and restricted cash	$(84,765)	$206,726	$(291,491)	(141.0)%

Operating Activities

Our cash flows from operating activities depend on numerous factors, including the occupancy level of our portfolio, the rental rates achieved on our leases, the collectability of rent and recoveries from our tenants, the level of operating expenses, the impact of property acquisitions, completed development and redevelopment projects and related financing activities, and other general and administrative costs. See additional information under the caption “—Results of Operations.” Our net cash provided by operating activities decreased by $72.2 million, or 15.8%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to lower net cash operating income from properties not in the same property portfolio, decreased capitalized interest following the stabilization of a development property during the nine months ended September 30, 2026, and a lease termination fee received from a tenant in the San Francisco region during the nine months ended September 30, 2025.

Investing Activities

Our cash flows from investing activities are generally used to fund development and operating property acquisitions, expenditures for development and redevelopment projects, recurring and nonrecurring capital expenditures for our operating properties, and include net proceeds received from dispositions of real estate assets. We had net cash provided by investing activities of $48.9 million for the nine months ended September 30, 2026 as compared to net cash used in investing activities of $10.9 million for the nine months ended September 30, 2025, primarily due to higher net proceeds from capital recycling activity during the nine months ended September 30, 2026.

Financing Activities

Our cash flows from financing activities are principally impacted by our capital raising activities, debt repayments, share repurchases, and dividends and distributions paid to common stockholders and common unitholders. Our net cash used in financing activities increased by $279.2 million, or 116.5%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the aggregate $250.0 million repayment of unsecured private placement senior notes, as well as the common stock repurchases made during the nine months ended September 30, 2026 under our current Share Repurchase Program.

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

The following table presents our FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income available to common stockholders	$15,506	$156,220	$16,144	$263,677
Adjustments:
Net income attributable to noncontrolling common units of the Operating Partnership	151	1,524	159	2,562
Net income attributable to noncontrolling interests in consolidated property partnerships	4,612	4,538	14,008	19,292
Depreciation and amortization of real estate assets	91,737	86,080	276,753	258,058
Gains on sales of depreciable operating properties	—	(110,484)	(23,525)	(127,038)
Impairment of real estate assets	—	—	61,778	—
Funds From Operations attributable to noncontrolling interests in consolidated property partnerships	(7,373)	(7,317)	(22,500)	(27,789)
Funds From Operations (1) (2)	$104,633	$130,561	$322,817	$388,762
________________________
(1)    Reported amounts are attributable to common stockholders, common unitholders, and restricted stock unitholders.
(2)    FFO available to common stockholders and unitholders includes amortization of deferred revenue related to tenant-funded tenant improvements of $3.4 million and $3.6 million for the three months ended September 30, 2026 and 2025, respectively, and $9.9 million and $11.1 million for the nine months ended September 30, 2026 and 2025, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2026, to the information provided in “Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Company’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, the disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes that occurred during the period covered by this report in the Operating Partnership’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We and our properties are subject to routine litigation incidental to our business. These matters are generally covered by insurance. As of September 30, 2026, we are not a defendant in, and our properties are not subject to, any legal proceedings that we believe, if determined adversely to us, would have a material adverse effect upon our financial condition, results of operations or cash flows.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

(a).None.
(b).None.
(c).During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1*†	Confidential Separation Agreement and Release of Claims by and between Kilroy Realty Corporation, Kilroy Realty, L.P., and Jeffrey Kuehling effective as of August 11, 2026

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty Corporation

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty Corporation

31.3*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Kilroy Realty, L.P.

31.4*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Kilroy Realty, L.P.

32.1*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty Corporation

32.2*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty Corporation

32.3*	Section 1350 Certification of Chief Executive Officer of Kilroy Realty, L.P.

32.4*	Section 1350 Certification of Chief Financial Officer of Kilroy Realty, L.P.

101.1
The following Kilroy Realty Corporation and Kilroy Realty, L.P. financial information for the quarter ended September 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to the Consolidated Financial Statements (unaudited).(1)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 23, 2026.

KILROY REALTY CORPORATION

By:	/s/ Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eliott L. Trencher
Eliott L. Trencher Executive Vice President, Chief Investment Officer and Interim Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Chandni Jalan
Chandni Jalan Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 23, 2026.

KILROY REALTY, L.P.

BY: KILROY REALTY CORPORATION
Its general partner

By:	/s/ Angela M. Aman
Angela M. Aman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eliott L. Trencher
Eliott L. Trencher Executive Vice President, Chief Investment Officer and Interim Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Chandni Jalan
Chandni Jalan Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)